Form 10-Q
period 2017-02-28
COMMERCIAL METALS CO
filed 2017-03-28
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of common stock as of March 23, 2017 was 115,778,772.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share data)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$1,149,621	$1,019,697	$2,224,684	$2,174,556
Costs and expenses:
Cost of goods sold	990,431	884,876	1,933,502	1,882,118
Selling, general and administrative expenses	107,119	93,918	215,986	195,826
Interest expense	12,442	16,625	25,740	34,929
Loss on debt extinguishment	—	11,365	—	11,365
	1,109,992	1,006,784	2,175,228	2,124,238

Earnings from continuing operations before income taxes	39,629	12,913	49,456	50,318
Income taxes	9,990	2,064	12,643	13,836
Earnings from continuing operations	29,639	10,849	36,813	36,482

Earnings (loss) from discontinued operations before income taxes (benefit)	726	(446)	(191)	(1,018)
Income taxes (benefit)	33	(99)	15	(101)
Earnings (loss) from discontinued operations	693	(347)	(206)	(917)

Net earnings	30,332	10,502	36,607	35,565
Less net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to CMC	$30,332	$10,502	$36,607	$35,565

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.25	$0.09	$0.32	$0.32
Earnings (loss) from discontinued operations	0.01	—	—	(0.01)
Net earnings	$0.26	$0.09	$0.32	$0.31

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.25	$0.09	$0.31	$0.31
Earnings (loss) from discontinued operations	0.01	—	—	(0.01)
Net earnings	$0.26	$0.09	$0.31	$0.30

Cash dividends per share	$0.12	$0.12	$0.24	$0.24
Average basic shares outstanding	115,736,369	115,429,550	115,415,662	115,725,896
Average diluted shares outstanding	117,120,208	116,507,591	117,007,958	117,002,822
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net earnings attributable to CMC	$30,332	$10,502	$36,607	$35,565
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	9,551	4,211	(11,980)	(17,784)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain, net of income taxes of $106, $221, $116 and $74	310	494	442	485
Reclassification for gain included in net earnings, net of income taxes of $(64), $(28), $(111) and $(77)	(330)	(56)	(520)	(174)
Net unrealized gain (loss) on derivatives, net of income taxes of $42, $193, $5 and $(3)	(20)	438	(78)	311
Defined benefit obligation:
Amortization of prior services, net of income taxes of $(2), $0, $(4) and $(1)	(9)	(2)	(18)	(3)
Defined benefit obligation, net of income taxes of $(2), $0, $(4) and $(1)	(9)	(2)	(18)	(3)
Other comprehensive income (loss)	9,522	4,647	(12,076)	(17,476)
Comprehensive income	$39,854	$15,149	$24,531	$18,089
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	February 28, 2017	August 31, 2016
Assets
Current assets:
Cash and cash equivalents	$395,546	$517,544
Accounts receivable (less allowance for doubtful accounts of $5,283 and $6,427)	774,286	765,784
Inventories, net	720,786	652,754
Other current assets	96,422	112,043
Total current assets	1,987,040	2,048,125
Property, plant and equipment:
Land	76,556	70,291
Buildings and improvements	489,384	487,305
Equipment	1,654,942	1,655,909
Construction in process	186,759	111,156
	2,407,641	2,324,661
Less accumulated depreciation and amortization	(1,467,297)	(1,429,612)
	940,344	895,049
Goodwill	66,530	66,373
Other noncurrent assets	137,919	121,322
Total assets	$3,131,833	$3,130,869
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$307,488	$243,532
Accounts payable-documentary letters of credit	—	5
Accrued expenses and other payables	220,433	264,112
Current maturities of long-term debt	312,200	313,469
Total current liabilities	840,121	821,118
Deferred income taxes	55,625	63,021
Other long-term liabilities	121,930	121,351
Long-term debt	752,137	757,948
Total liabilities	1,769,813	1,763,438
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,778,772 and 114,635,596 shares, respectively	1,290	1,290
Additional paid-in capital	336,018	358,745
Accumulated other comprehensive loss	(124,990)	(112,914)
Retained earnings	1,381,869	1,372,988
Less treasury stock, 13,281,892 and 14,425,068 shares at cost	(232,339)	(252,837)
Stockholders' equity attributable to CMC	1,361,848	1,367,272
Stockholders' equity attributable to noncontrolling interests	172	159
Total stockholders' equity	1,362,020	1,367,431
Total liabilities and stockholders' equity	$3,131,833	$3,130,869
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016
Cash flows from (used by) operating activities:
Net earnings	$36,607	$35,565
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	60,789	63,541
Stock-based compensation	16,156	13,106
Deferred income taxes	(9,380)	(4,614)
Amortization of interest rate swaps termination gain	(3,798)	(3,798)
Provision for losses on receivables, net	1,381	2,740
Write-down of inventories	1,205	7,949
Asset impairment	553	—
Net gain on sales of assets and other	(195)	(2,767)
Loss on debt extinguishment	—	11,365
Tax benefit from stock plans	—	(55)
Changes in operating assets and liabilities:
Accounts receivable	2,162	190,622
Proceeds (payments) on sales of accounts receivable programs, net	(5,102)	11,504
Inventories	(68,456)	111,544
Accounts payable, accrued expenses and other payables	9,374	(115,002)
Changes in other operating assets and liabilities	(29,313)	11,110
Net cash flows from operating activities	11,983	332,810

Cash flows from (used by) investing activities:
Capital expenditures	(90,808)	(62,437)
Acquisitions, net of cash acquired	(25,366)	—
Decrease (increase) in restricted cash	21,033	(49,145)
Proceeds from the sale of property, plant and equipment and other	700	3,060
Proceeds from the sale of subsidiaries	524	—
Net cash flows used by investing activities	(93,917)	(108,522)

Cash flows from (used by) financing activities:
Cash dividends	(27,726)	(27,839)
Repayments on long-term debt	(6,148)	(205,816)
Stock issued under incentive and purchase plans, net of forfeitures	(5,408)	(5,671)
Contribution from noncontrolling interests	13	29
Increase (decrease) in documentary letters of credit, net	(5)	(25,815)
Short-term borrowings, net change	—	(20,090)
Treasury stock acquired	—	(30,595)
Debt extinguishment costs	—	(11,013)
Tax benefit from stock plans	—	55
Decrease in restricted cash	—	1
Net cash flows used by financing activities	(39,274)	(326,754)
Effect of exchange rate changes on cash	(790)	(1,179)
Increase (decrease) in cash and cash equivalents	(121,998)	(103,645)
Cash and cash equivalents at beginning of year	517,544	485,323
Cash and cash equivalents at end of period	$395,546	$381,678

Supplemental information:
Noncash activities:
Liabilities related to additions of property, plant and equipment	$35,184	$2,706
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2015	129,060,664	$1,290	$365,863	$(113,535)	$1,373,568	(13,425,326)	$(245,961)	$149	$1,381,374
Net earnings					35,565				35,565
Other comprehensive loss				(17,476)					(17,476)
Cash dividends ($0.24 per share)					(27,839)				(27,839)
Treasury stock acquired						(2,255,069)	(30,595)		(30,595)
Issuance of stock under incentive and purchase plans, net of forfeitures			(27,640)			1,155,466	21,969		(5,671)
Stock-based compensation			10,321						10,321
Tax benefit from stock plans			55						55
Contribution of noncontrolling interest			19					10	29
Reclassification of share-based liability awards			3,035						3,035
Balance, February 29, 2016	129,060,664	$1,290	$351,653	$(131,011)	$1,381,294	(14,524,929)	$(254,587)	$159	$1,348,798

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2016	129,060,664	$1,290	$358,745	$(112,914)	$1,372,988	(14,425,068)	$(252,837)	$159	$1,367,431
Net earnings					36,607				36,607
Other comprehensive loss				(12,076)					(12,076)
Cash dividends ($0.24 per share)					(27,726)				(27,726)
Issuance of stock under incentive and purchase plans, net of forfeitures			(26,255)			1,143,176	20,498		(5,757)
Stock-based compensation			7,187						7,187
Contribution of noncontrolling interest								13	13
Reclassification of share-based liability awards			1,780						1,780
Reclassification of share-based equity awards			(5,439)						(5,439)
Balance, February 28, 2017	129,060,664	$1,290	$336,018	$(124,990)	$1,381,869	(13,281,892)	$(232,339)	$172	$1,362,020
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the fiscal year ended August 31, 2016 filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") and include all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended August 31, 2016. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Pronouncements

In the second quarter of fiscal 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718), issued by the Financial Accounting Standards Board (the "FASB") requiring that the Company recognize all excess tax benefits and tax deficiencies as an income tax expense or benefit when stock awards vest or are settled. Additionally, the guidance allows for an increase in the threshold for net share settlement up to the maximum statutory rate in employees’ applicable jurisdictions without triggering liability classification. The adoption of this guidance had an immaterial impact on income taxes on the Company’s unaudited condensed consolidated statements of earnings for the three and six months ended February 28, 2017. Additionally, the Company has elected to continue to estimate forfeitures. As such, this adoption has no cumulative effect on retained earnings. The Company elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively, which had an immaterial impact on both net cash from operating activities and net cash used in financing activities for the six months ended February 28, 2017. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on the Company’s consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

In the first quarter of fiscal 2017, the Company adopted ASU 2015-16, Business Combinations (Topic 805), issued by the FASB requiring the acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance was adopted on a prospective basis and did not have an impact on the Company's consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 805). The standard simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. This guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The standard must be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to early adopt the standard during fiscal 2017. The adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The standard must be applied prospectively on or after the effective date. Early application of the amendments is allowed with certain restrictions. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements as well as determining the Company's planned adoption date.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach, which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements as well as determining the Company's planned adoption date.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or longer. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and will be effective for the Company beginning September 1, 2019, at which point the Company plans to adopt the standard. The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has modified the standard thereafter. Under the standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and will be effective for the Company beginning September 1, 2018, at which point the Company plans to adopt the standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company currently expects to adopt the standard using the cumulative effect transition method. Upon initial assessment, the Company does not believe the standard will have a material impact on its results of operations or cash flows; however, the Company is in the process of examining contract specific terms within each segment. In addition, the standard includes expanded disclosure requirements, which the Company continues to analyze. As part of the overall evaluation of the standard, the Company is also assessing potential changes to its accounting policies, practices and internal controls over financial reporting to support the standard.

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"), net of income taxes:

	Three Months Ended February 28, 2017
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, November 30, 2016	$(133,786)	$2,128	$(2,854)	$(134,512)
Other comprehensive income before reclassifications	9,551	310	—	9,861
Amounts reclassified from AOCI	—	(330)	(9)	(339)
Net other comprehensive income (loss)	9,551	(20)	(9)	9,522
Balance, February 28, 2017	$(124,235)	$2,108	$(2,863)	$(124,990)

	Six Months Ended February 28, 2017
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2016	$(112,255)	$2,186	$(2,845)	$(112,914)
Other comprehensive income (loss) before reclassifications	(11,980)	442	—	(11,538)
Amounts reclassified from AOCI	—	(520)	(18)	(538)
Net other comprehensive loss	(11,980)	(78)	(18)	(12,076)
Balance, February 28, 2017	$(124,235)	$2,108	$(2,863)	$(124,990)

	Three Months Ended February 29, 2016
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, November 30, 2015	$(135,076)	$2,178	$(2,760)	$(135,658)
Other comprehensive income before reclassifications	4,211	494	—	4,705
Amounts reclassified from AOCI	—	(56)	(2)	(58)
Net other comprehensive income (loss)	4,211	438	(2)	4,647
Balance, February 29, 2016	$(130,865)	$2,616	$(2,762)	$(131,011)

	Six Months Ended February 29, 2016
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2015	$(113,081)	$2,305	$(2,759)	$(113,535)
Other comprehensive income (loss) before reclassifications	(17,784)	485	—	(17,299)
Amounts reclassified from AOCI	—	(174)	(3)	(177)
Net other comprehensive income (loss)	(17,784)	311	(3)	(17,476)
Balance, February 29, 2016	$(130,865)	$2,616	$(2,762)	$(131,011)

The significant items reclassified out of AOCI and the corresponding line items in the unaudited condensed consolidated statements of earnings to which the items were reclassified were as follows:

		Three Months Ended		Six Months Ended
Components of AOCI (in thousands)	Location	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$(33)	$(59)	$(125)	$(110)
Foreign exchange	Net sales	329	(450)	244	(393)
Foreign exchange	Cost of goods sold	(172)	426	(44)	418
Foreign exchange	SG&A expenses	138	35	290	70
Interest rate	Interest expense	132	132	266	266
		394	84	631	251
Income tax effect	Income taxes	(64)	(28)	(111)	(77)
Net of income taxes		$330	$56	$520	$174
Defined benefit obligation:
Amortization of prior services	SG&A expenses	$11	$2	$22	$4
Income tax effect	Income taxes	(2)	—	(4)	(1)
Net of income taxes		$9	$2	$18	$3
Amounts in parentheses reduce earnings.

NOTE 3. SALES OF ACCOUNTS RECEIVABLE

During the fourth quarter of fiscal 2016, CMC entered into a fifth amended $200.0 million U.S. sale of trade accounts receivable program which expires on August 15, 2019. Under the program, CMC contributes, and several of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of buying and selling trade accounts receivable generated by CMC. CMCRV sells the trade accounts receivable in their entirety to two financial institutions. Under the amended U.S. sale of trade accounts receivable program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable sold. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. Additionally, the U.S. sale of trade accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaults under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the Credit Agreement described in Note 7, Credit Arrangements.

At February 28, 2017 and August 31, 2016, under its U.S. sale of trade accounts receivable program, the Company had sold $262.3 million and $215.9 million of trade accounts receivable, respectively, to the financial institutions. At February 28, 2017 and August 31, 2016, the Company had no advance payments outstanding on the sale of its trade accounts receivable.

In addition to the U.S. sale of trade accounts receivable program described above, the Company's international subsidiaries in Poland and Australia have sold trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy and are removed from the consolidated balance sheets. The Polish program has a facility limit of 220.0 million Polish zloty ($54.0 million as of February 28, 2017) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. Under the Polish and Australian programs, the cash advances received were reflected as cash provided by operating activities on the Company's unaudited condensed consolidated statements of cash flows. In October 2016, the Company's existing Australian program expired and the Company did not enter into a new program.

At February 28, 2017, under its Polish program, the Company had sold $56.9 million of trade accounts receivable to the third-party financial institution. At August 31, 2016, under its Polish and Australian programs, the Company had sold $85.7 million of trade accounts receivable to third-party financial institutions. At February 28, 2017 and August 31, 2016, $3.2 million and $8.3 million in advance payments had been received, respectively.

During the six months ended February 28, 2017 and February 29, 2016, cash proceeds from the U.S. and international sale of trade accounts receivable programs were $178.8 million and $202.1 million, respectively, and cash payments to the owners of trade accounts receivable were $183.9 million and $190.6 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of trade accounts receivable were $0.2 million and $0.4 million for the three and six months ended February 28, 2017, respectively, and $0.5 million and $0.9 million for the three and six months ended February 29, 2016, respectively, and are included in selling, general and administrative expenses in the Company's unaudited condensed consolidated statements of earnings.

As of February 28, 2017 and August 31, 2016, the deferred purchase price on the Company's U.S. and international sale of trade accounts receivable programs is included in accounts receivable on the Company's unaudited condensed consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of trade accounts receivable programs.

	Three Months Ended February 28, 2017
(in thousands)	Total	U.S.	Poland
Beginning balance	$261,521	$215,717	$45,804
Transfers of accounts receivable	643,478	561,010	82,468
Collections	(592,553)	(518,008)	(74,545)
Ending balance	$312,446	$258,719	$53,727

	Six Months Ended February 28, 2017
(in thousands)	Total	U.S.	Australia*	Poland
Beginning balance	$289,748	$212,762	$26,662	$50,324
Transfers of accounts receivable	1,200,442	1,031,155	16,914	152,373
Collections	(1,143,827)	(985,198)	(9,659)	(148,970)
Program termination	(33,917)	—	(33,917)	—
Ending balance	$312,446	$258,719	$—	$53,727
 _________________
* Includes the sales of trade accounts receivable activities related to discontinued operations and businesses sold. For the six months ended February 28, 2017, there were no transfers of trade accounts receivable, collections of $3.7 million and program termination of $1.6 million.

	Three Months Ended February 29, 2016
(in thousands)	Total	U.S.	Australia**	Poland
Beginning balance	$228,862	$196,130	$15,286	$17,446
Transfers of accounts receivable	537,774	432,900	37,256	67,618
Collections	(534,762)	(435,995)	(39,159)	(59,608)
Ending balance	$231,874	$193,035	$13,383	$25,456
_________________
** Includes the sales of accounts receivable activities related to businesses held for sale (transfers of accounts receivable of $11.1 million and collections of $11.9 million for the three months ended February 29, 2016).

	Six Months Ended February 29, 2016
(in thousands)	Total	U.S.	Australia***	Poland
Beginning balance	$339,547	$269,778	$18,038	$51,731
Transfers of accounts receivable	1,126,193	919,423	83,330	123,440
Collections	(1,233,866)	(996,166)	(87,985)	(149,715)
Ending balance	$231,874	$193,035	$13,383	$25,456
 _________________
*** Includes the sales of trade accounts receivable activities related to discontinued operations and businesses held for sale. For the six months ended February 29, 2016, transfers of trade accounts receivable were $23.4 million and collections were $36.8 million.
NOTE 4. INVENTORIES, NET

As of February 28, 2017 and August 31, 2016, inventories were stated at the lower of cost or net realizable value. The Company determines inventory cost for its Americas Recycling, Americas Mills, Americas Fabrication and International Mill segments using the weighted average cost method. The Company determines inventory cost for its International Marketing and Distribution segment using the specific identification method. At February 28, 2017, 65% of the Company's total net inventories were valued using the weighted average cost method and 35% of the Company's total net inventories were valued using the specification identification method.

The majority of the Company's inventories are in the form of semi-finished and finished goods. The Company’s business model, with the exception of the International Marketing and Distribution segment, is such that products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. Inventories in the International Marketing and Distribution segment are sold as finished goods. As such, work in process inventories were not material at February 28, 2017 and August 31, 2016. At February 28, 2017 and August 31, 2016, $113.0 million and $77.9 million, respectively, of the Company's inventories were in the form of raw materials.

Inventory write-downs were $0.7 million and $1.2 million during the three and six months ended February 28, 2017, respectively, and were $5.3 million and $7.9 million during the three and six months ended February 29, 2016, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Goodwill, gross
Balance at August 31, 2016	$9,751	$4,970	$57,637	$2,432	$1,982	$76,772
Acquisitions	—	—	306	—	—	306
Foreign currency translation	—	—	—	(98)	(58)	(156)
Balance at February 28, 2017	$9,751	$4,970	$57,943	$2,334	$1,924	$76,922

Accumulated impairment losses
Balance at August 31, 2016	$(9,751)	$—	$(493)	$(155)	$—	$(10,399)
Foreign currency translation	—	—	—	7	—	7
Balance at February 28, 2017	$(9,751)	$—	$(493)	$(148)	$—	$(10,392)

Goodwill, net
Balance at August 31, 2016	$—	$4,970	$57,144	$2,277	$1,982	$66,373
Acquisitions	—	—	306	—	—	306
Foreign currency translation	—	—	—	(91)	(58)	(149)
Balance at February 28, 2017	$—	$4,970	$57,450	$2,186	$1,924	$66,530

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $19.8 million and $18.6 million at February 28, 2017 and August 31, 2016, respectively, and are included in other noncurrent assets on the Company's unaudited condensed consolidated balance sheets. Intangible amortization expense from continuing operations was $0.7 million and $1.0 million for the three and six months ended February 28, 2017, respectively, and $1.0 million and $2.1 million for the three and six months ended February 29, 2016, respectively. Excluding goodwill, there are no significant intangible assets with indefinite lives.
NOTE 6. CHANGES IN BUSINESS

Acquisitions

On December 12, 2016, the Company completed the purchase of substantially all of the assets of Continental Concrete Structures, Inc. ("CCS"), a fabricator of post-tensioning cable and related products for commercial and public construction projects with a facility in Alpharetta, Georgia. In addition, CCS provides professional design and value engineering services to the construction industry throughout North America. This acquisition complements the Company’s current rebar fabrication business and continues its strategy of creating value for customers. The operating results of this facility are included in the Americas Fabrication reporting segment.

On January 9, 2017, the Company completed the purchase of substantially all of the assets of Associated Steel Workers, Limited ("ASW"), a steel fabrication facility in Kapolei, Hawaii. This acquisition continues the vertical integration model of the Company by extending our geographic reach, establishing a fabrication operation in Hawaii and expanding our presence in the Hawaiian market. The operating results of this facility are included in the Americas Fabrication reporting segment.

On March 6, 2017, the Company completed the purchase of certain assets from OmniSource Corporation, a wholly owned subsidiary of Steel Dynamics, Inc., consisting of seven recycling facilities located in the southeast United States (the "Recycling Assets"), which are in close proximity to CMC’s minimill in Cayce, South Carolina. These facilities are expected to provide synergies with our other operations in the region. The operating results of these facilities will be included in the Americas Recycling reporting segment.

The acquisitions of CCS, ASW and the Recycling Assets are not material, individually or in the aggregate, to the Company's financial position or results of operations; therefore, pro forma operating results for the acquisitions are not presented since the results would not be significantly different than reported results.

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

Financial information for discontinued operations was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$1	$9,953	$(22)	$21,507
Earnings (loss) from discontinued operations before income taxes (benefit)	726	(446)	(191)	(1,018)
NOTE 7. CREDIT ARRANGEMENTS

The Company has a fourth amended and restated credit agreement (the "Credit Agreement") for a revolving credit facility of $350.0 million with a maturity date of June 26, 2019. The maximum availability under the Credit Agreement can be increased to $500.0 million with bank approval. The Company's obligation under its Credit Agreement is collateralized by its U.S. inventory. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $3.0 million at both February 28, 2017 and August 31, 2016. The Company had no amounts drawn under the Credit Agreement at February 28, 2017 and August 31, 2016.

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

At February 28, 2017, the Company's interest coverage ratio was 5.65 to 1.00, and the Company's debt to capitalization ratio was 0.44 to 1.00.

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

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At February 28, 2017 and August 31, 2016, the unamortized amounts were $7.8 million and $11.6 million, respectively. Amortization of the deferred gain for each of the three and six months ended February 28, 2017 and February 29, 2016 was $1.9 million and $3.8 million, respectively.

At February 28, 2017, the Company was in compliance with all covenants contained in its debt agreements.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of February 28, 2017	February 28, 2017	August 31, 2016
2023 Notes	4.875%	$330,000	$330,000
2018 Notes	6.40%	406,562	408,874
2017 Notes	5.74%	301,115	302,601
Other, including equipment notes		30,356	34,166
Total debt		1,068,033	1,075,641
Less debt issuance costs		3,696	4,224
Total amounts outstanding		1,064,337	1,071,417
Less current maturities		312,200	313,469
Long-term debt		$752,137	$757,948

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

At both February 28, 2017 and August 31, 2016, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 175 million ($43.0 million) and PLN 175 million ($44.8 million), respectively. The uncommitted credit facilities as of February 28, 2017 have expiration dates ranging from March 2017 to November 2017, which CMCP intends to renew upon expiration. At February 28, 2017 and August 31, 2016, no amounts were outstanding under these facilities. During the six months ended February 28, 2017 and February 29, 2016, CMCP had no borrowings and no repayments under its uncommitted credit facilities.

The Company capitalized $2.1 million and $3.7 million of interest in the cost of property, plant and equipment during the three and six months ended February 28, 2017, respectively, and $0.5 million and $1.0 million for the three and six months ended February 29, 2016, respectively. Cash paid for interest during the three and six months ended February 28, 2017 was $24.7 million and $33.1 million, respectively, and $31.9 million and $40.9 million during the three and six months ended February 29, 2016, respectively.
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

Commonwealth loaned $35.3 million to the Investment Fund at an interest rate of approximately 1.08% per year and with a maturity date of December 24, 2045 (the "Commonwealth Loan"). The Investment Fund also received capital contributions from USBCDC in the aggregate amount of $17.7 million (the "USBCDC Equity"). The Investment Fund used $51.5 million of the proceeds received from the Commonwealth Loan and the USBCDC Equity to make qualified equity investments ("QEIs") into certain CDEs, which, in turn, used $50.7 million of the QEIs to make loans to CMC Steel Oklahoma, LLC, a wholly owned subsidiary of CMC, with terms similar to the Commonwealth Loan and as partial financing for the construction, development and equipping of a new steel micro-mill in Durant, Oklahoma. The proceeds of the loans from the CDEs were recorded as restricted cash and included in other current assets in the accompanying unaudited condensed consolidated balance sheet. During the three and six months ended February 28, 2017, the Company spent $4.5 million and $21.0 million, respectively, for qualified construction, development, and equipping activities for the micro-mill. The balance remaining in restricted cash was $0.7 million and $21.7 million at February 28, 2017 and August 31, 2016, respectively.

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

The Company has determined that the Investment Fund is a VIE, of which the Company is the primary beneficiary and has consolidated it in accordance with the accounting standard for consolidation. USBCDC's contribution is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the seven year recapture period. Incremental costs to maintain the structure during the compliance period are recognized as incurred.
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

At February 28, 2017, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $256.4 million and $36.3 million, respectively. At February 29, 2016, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $296.5 million and $30.1 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of February 28, 2017:

Commodity	Long/Short	Total
Aluminum	Long	2,630	MT
Aluminum	Short	325	MT
Copper	Long	419	MT
Copper	Short	4,808	MT
Zinc	Long	15	MT
 _________________
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's unaudited condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three and six months ended February 28, 2017 and February 29, 2016. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the unaudited condensed consolidated statements of earnings:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Commodity	Cost of goods sold	$(146)	$(224)	$(4,775)	$1,948
Foreign exchange	Net sales	—	(4)	—	(4)
Foreign exchange	Cost of goods sold	(25)	31	(33)	81
Foreign exchange	SG&A expenses	(678)	10,495	3,371	15,714
Gain (loss) before income taxes		$(849)	$10,298	$(1,437)	$17,739

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

Derivatives Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended		Six Months Ended
	Location	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Foreign exchange	Net sales	$66	$(61)	$44	$83
Foreign exchange	Cost of goods sold	(1,693)	183	(607)	(811)
Gain (loss) before income taxes		$(1,627)	$122	$(563)	$(728)

Hedged Items Designated as Fair Value Hedging Instruments (in thousands)		Three Months Ended		Six Months Ended
	Location	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Foreign exchange	Net sales	$(66)	$62	$(44)	$(83)
Foreign exchange	Cost of goods sold	1,693	(183)	607	811
Gain (loss) before income taxes		$1,627	$(121)	$563	$728

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Commodity	$118	$253	$217	$(224)
Foreign exchange	192	241	225	709
Gain, net of income taxes	$310	$494	$442	$485

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)		Three Months Ended		Six Months Ended
	Location	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Commodity	Cost of goods sold	$(33)	$(59)	$(125)	$(110)
Foreign exchange	Net sales	329	(450)	244	(393)
Foreign exchange	Cost of goods sold	(172)	426	(44)	418
Foreign exchange	SG&A expenses	138	35	290	70
Interest rate	Interest expense	132	132	266	266
Gain before income taxes		394	84	631	251
Income taxes	Income taxes	(64)	(28)	(111)	(77)
Gain, net of income taxes		$330	$56	$520	$174

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's unaudited condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at February 28, 2017 and August 31, 2016. The fair value of the Company's derivative instruments on the unaudited condensed consolidated balance sheets was as follows:

Derivative Assets (in thousands)	February 28, 2017	August 31, 2016
Commodity — designated for hedge accounting	$170	$4
Commodity — not designated for hedge accounting	277	584
Foreign exchange — designated for hedge accounting	631	1,398
Foreign exchange — not designated for hedge accounting	1,169	750
Derivative assets (other current assets)*	$2,247	$2,736

Derivative Liabilities (in thousands)	February 28, 2017	August 31, 2016
Commodity — designated for hedge accounting	$—	$5
Commodity — not designated for hedge accounting	595	117
Foreign exchange — designated for hedge accounting	718	902
Foreign exchange — not designated for hedge accounting	777	1,161
Derivative liabilities (accrued expenses and other payables)*	$2,090	$2,185
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of February 28, 2017, substantially all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months. All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$290,329	$290,329	$—	$—
Commodity derivative assets (2)	447	277	170	—
Foreign exchange derivative assets (2)	1,800	—	1,800	—
Liabilities:
Commodity derivative liabilities (2)	595	595	—	—
Foreign exchange derivative liabilities (2)	1,495	—	1,495	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market investments (1)	$278,759	$278,759	$—	$—
Commodity derivative assets (2)	588	584	4	—
Foreign exchange derivative assets (2)	2,148	—	2,148	—
Liabilities:
Commodity derivative liabilities (2)	122	117	5	—
Foreign exchange derivative liabilities (2)	2,063	—	2,063	—
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

There were no material non-recurring fair value remeasurements during the three and six months ended February 28, 2017 and February 29, 2016, respectively.

The carrying values of the Company's short-term items, including the deferred purchase price of accounts receivable, documentary letters of credit and notes payable, approximate fair value due to their short-term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the unaudited condensed consolidated balance sheets were as follows:

		February 28, 2017		August 31, 2016
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Notes (1)	Level 2	$330,000	$335,775	$330,000	$332,010
2018 Notes (1)	Level 2	406,562	430,304	408,874	432,303
2017 Notes (1)	Level 2	301,115	305,250	302,601	311,250
_________________
(1) The fair value of the notes is determined based on indicated market values.
NOTE 11. INCOME TAX

The Company's effective income tax rate from continuing operations for the three and six months ended February 28, 2017 was 25.2% and 25.6%, respectively, compared with 16.0% and 27.5% for the three and six months ended February 29, 2016, respectively. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. Several factors determine the Company's effective tax rate, including the mix and amount of global earnings, the impact of loss companies for which no tax benefit is available due to valuation allowances, audit related adjustments, and the impact of permanent tax adjustments.

For the three and six months ended February 28, 2017 and February 29, 2016, the tax rate was lower than the statutory income tax rate of 35%. Items that impacted the effective tax rate included:

i.	the proportion of the Company's global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%,

ii.	a permanent tax benefit under Section 199 of the Internal Revenue Code related to domestic production activity,

iii.	a non-taxable gain on assets related to the Company's non-qualified Benefits Restoration Plan, and

iv.	losses from operations in certain jurisdictions in which the Company maintains a valuation allowance, thus providing no benefit for such losses.

In addition, the Company recorded a benefit as a result of a favorable adjustment related to its IRS exam in the second quarter of fiscal 2016, further impacting the rate in fiscal 2016.

The Company’s tax expense related to discontinued operations is not material with respect to the three and six months ended February 28, 2017 and February 29, 2016.

The Company made net payments of $11.8 million and $23.5 million for income taxes during the six months ended February 28, 2017 and February 29, 2016, respectively.

As of February 28, 2017 and August 31, 2016, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $9.5 million, exclusive of interest and penalties.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense. For the three and six months ended February 28, 2017, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending February 28, 2018, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $9.5 million, which would reduce the provision for income taxes by $9.5 million.

The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2012 and forward, with the exception of the R&D credit matter discussed below
U.S. States — 2009 and forward
Foreign — 2009 and forward

During the fiscal year ended August 31, 2016, the Company completed an IRS exam for the years 2009 through 2011 and received confirmation from the United States Congress Joint Committee on Taxation that all matters were settled with the exception of R&D credits, which are still under review. In addition, the Company is under examination by certain state revenue authorities for the years 2009 through 2015. Management believes the Company's recorded income tax liabilities as of February 28, 2017 sufficiently reflect the anticipated outcome of these examinations.
NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described, and informational disclosures provided, in Note 16, Stock-Based Compensation Plans, to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016. During the six months ended February 28, 2017 and February 29, 2016, restricted stock units and performance stock units accounted for under the equity method totaling 0.9 million and 1.6 million, respectively, were granted at a weighted-average fair value of $16.04 and $15.83, respectively.

Additionally, during the six months ended February 28, 2017 and February 29, 2016, the Company granted 0.9 million and 0.5 million equivalent shares, respectively, of performance stock units and restricted stock units accounted for under the liability method. During the first quarter of fiscal 2017, certain restricted stock units and performance stock units that were previously accounted for under the equity method were modified to allow optionality related to the net share settlement feature, which resulted in accounting for these awards under the liability method. The fair value of liability awards is remeasured each reporting period and is recognized ratably over the service period. The Company incurred expenses of $0.8 million and $4.7 million as a result of the modification and the impact of the increased stock value on liability-treated awards during the three and six months ended February 28, 2017, respectively, compared to immaterial mark-to-market adjustments for the three and six months ended February 29, 2016. As of February 28, 2017, the Company had 2.2 million equivalent shares accounted for under the liability method outstanding. The Company expects 2.1 million equivalent shares to vest.

In general, the restricted stock units granted during fiscal 2017 vest ratably over a period of three years. However, certain restricted stock units granted during fiscal 2017 cliff vest after a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, the performance stock units granted during fiscal 2017 will vest after a period of three years.

Total stock-based compensation expense, including fair value remeasurements, for the three and six months ended February 28, 2017 of $8.0 million and $16.2 million, respectively, and $6.8 million and $13.1 million for the three and six months ended February 29, 2016, respectively, was included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of earnings.

NOTE 13. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of basic and diluted earnings per share from continuing operations for the three and six months ended February 28, 2017 and February 29, 2016 were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except share data)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Earnings from continuing operations attributable to CMC	$29,639	$10,849	$36,813	$36,482

Basic earnings per share:
Shares outstanding for basic earnings per share	115,736,369	115,429,550	115,415,662	115,725,896

Basic earnings per share attributable to CMC	$0.25	$0.09	$0.32	$0.32

Diluted earnings per share:
Shares outstanding for basic earnings per share	115,736,369	115,429,550	115,415,662	115,725,896
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,383,839	1,078,041	1,592,296	1,276,926
Shares outstanding for diluted earnings per share	117,120,208	116,507,591	117,007,958	117,002,822

Diluted earnings per share attributable to CMC	$0.25	$0.09	$0.31	$0.31

Anti-dilutive shares not included above	—	714,342	—	714,342

CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of CMC common stock. CMC did not purchase any shares of CMC common stock during the three and six months ended February 28, 2017. During the three and six months ended February 29, 2016, CMC purchased 1.9 million and 2.3 million shares of CMC common stock, respectively, at an average purchase price of $13.43 and $13.57 per share, respectively. CMC had remaining authorization to purchase $27.6 million of common stock at February 28, 2017.
NOTE 14. COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company regularly enters into future purchase commitments for materials, supplies, services and fixed assets related to ongoing operations. Approximately 75% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures. We do not expect potential payments under these provisions to materially affect results of operations or financial condition based upon reasonably likely outcomes derived by reference to experience and current business plans.

Twelve Months Ending February 28,	(in thousands)
2018	$749,005
2019	105,952
2020	55,720
2021	39,586
2022	3,935
Thereafter	6,989
Total	$961,187

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
The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both February 28, 2017 and August 31, 2016, the Company had accrued $0.7 million for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including with respect to CERCLA sites, were $3.2 million and $3.3 million as of February 28, 2017 and August 31, 2016, respectively, of which $2.1 million was classified as other long-term liabilities as of both February 28, 2017 and August 31, 2016. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
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

The Company structures its business into the following five reporting segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. See Note 1, Nature of Operations, of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016, for more information about the reporting segments, including the types of products and services from which each reporting segment derives its net sales. Corporate contains net earnings on benefit restoration plan assets and short-term investments as well as expenses of the Company's corporate headquarters and interest expense related to its long-term debt.

The financial information presented for the International Marketing and Distribution segment excludes the operations of the Australian steel distribution business. This operation has been classified as discontinued operations in the consolidated statements of earnings. See Note 6, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for more information.

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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended February 28, 2017
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$188,502	$220,607	$301,382	$134,125	$301,163	$3,842	$—	$1,149,621
Intersegment sales	34,826	155,986	2,444	180	1,132	—	(194,568)	—
Net sales	223,328	376,593	303,826	134,305	302,295	3,842	(194,568)	1,149,621
Adjusted operating profit (loss) from continuing operations	7,766	51,319	506	9,430	6,143	(22,317)	(576)	52,271

	Six Months Ended February 28, 2017
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$342,864	$423,938	$636,659	$268,315	$547,316	$5,592	$—	$2,224,684
Intersegment sales	57,172	299,820	5,567	391	3,139	—	(366,089)	—
Net sales	400,036	723,758	642,226	268,706	550,455	5,592	(366,089)	2,224,684
Adjusted operating profit (loss) from continuing operations	2,668	88,268	7,217	19,403	5,177	(46,330)	(780)	75,623
Total assets as of February 28, 2017*	214,630	865,428	657,917	389,184	591,769	935,452	(523,506)	3,130,874

	Three Months Ended February 29, 2016
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$119,641	$189,549	$333,961	$107,458	$271,955	$(2,867)	$—	$1,019,697
Intersegment sales	28,705	146,880	2,183	—	4,921	—	(182,689)	—
Net sales	148,346	336,429	336,144	107,458	276,876	(2,867)	(182,689)	1,019,697
Adjusted operating profit (loss) from continuing operations	(7,645)	50,699	14,825	1,951	(2,293)	(28,801)	1,232	29,968

	Six Months Ended February 29, 2016
	Americas			International
	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$274,477	$407,190	$713,442	$227,906	$552,017	$(476)	$—	$2,174,556
Intersegment sales	53,076	313,771	5,016	—	7,896	—	(379,759)	—
Net sales	327,553	720,961	718,458	227,906	559,913	(476)	(379,759)	2,174,556
Adjusted operating profit (loss) from continuing operations	(14,193)	109,763	36,170	4,722	(4,462)	(46,873)	902	86,029
Total assets as of August 31, 2016*	188,873	798,481	659,165	372,492	564,068	1,034,053	(493,050)	3,124,082
 _________________
* Excludes total assets from discontinued operations of $1.0 million at February 28, 2017 and $6.8 million at August 31, 2016.

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Earnings from continuing operations	$29,639	$10,849	$36,813	$36,482
Income taxes	9,990	2,064	12,643	13,836
Interest expense	12,442	16,625	25,740	34,929
Discounts on sales of accounts receivable	200	430	427	782
Adjusted operating profit from continuing operations	$52,271	$29,968	$75,623	$86,029
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016. This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

In the second quarter of fiscal 2017, we adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718), issued by the Financial Accounting Standards Board (the "FASB") requiring recognition of all excess tax benefits and tax deficiencies as an income tax expense or benefit when stock awards vest or are settled. Additionally, the guidance allows for an increase in the threshold for net share settlement up to the maximum statutory rate in employees’ applicable jurisdictions without triggering liability classification. The adoption of this guidance had an immaterial impact on income taxes on our consolidated statements of earnings for the three and six months ended February 28, 2017. Additionally, we elected to continue to estimate forfeitures. As such, this adoption has no cumulative effect on retained earnings. We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively, which had an immaterial impact on both net cash from operating activities and net cash used in financing activities for the six months ended February 28, 2017. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

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

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales*	$1,149,621	$1,019,697	$2,224,684	$2,174,556
Earnings from continuing operations	29,639	10,849	36,813	36,482
Adjusted operating profit from continuing operations+	52,271	29,968	75,623	86,029
Adjusted EBITDA from continuing operations+	82,661	61,088	136,460	148,788
Diluted net earnings per share attributable to CMC	0.26	0.09	0.31	0.30
 _________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Adjusted Operating Profit from Continuing Operations

Adjusted operating profit from continuing operations is the sum of our earnings from continuing operations before income taxes, interest expense and discounts on sales of accounts receivable. Adjusted operating profit from continuing operations should not be considered as an alternative to earnings from continuing operations or net earnings, as determined by GAAP. Management uses adjusted operating profit from continuing operations to evaluate our financial performance. For added flexibility, we may sell certain trade accounts receivable both in the U.S. and internationally. We consider sales of accounts receivable as an alternative source of liquidity to finance our operations, and we believe that removing these costs provides a clearer perspective of our operating performance. Adjusted operating profit from continuing operations may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Earnings from continuing operations	$29,639	$10,849	$36,813	$36,482
Income taxes	9,990	2,064	12,643	13,836
Interest expense	12,442	16,625	25,740	34,929
Discounts on sales of accounts receivable	200	430	427	782
Adjusted operating profit from continuing operations	$52,271	$29,968	$75,623	$86,029

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is the sum of earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense and income taxes. It also excludes our largest recurring non-cash charge, depreciation and amortization, as well as long-lived asset and goodwill impairment charges, which are also non-cash. Adjusted EBITDA from continuing operations should not be considered as an alternative to earnings from continuing operations or net earnings, or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA from continuing operations provides relevant and useful information, which is often used by analysts, creditors and other interested parties as it allows: (i) comparison of our earnings to those of other competitors; (ii) a better understanding of our ongoing core performance; and (iii) assessing period-to-period performance trends. Additionally, adjusted EBITDA from continuing operations is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA from continuing operations may be inconsistent with similar measures presented by other companies.

There were no net earnings attributable to noncontrolling interests during the three and six months ended February 28, 2017 and February 29, 2016.

Reconciliations of earnings from continuing operations to adjusted EBITDA from continuing operations are provided below:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Earnings from continuing operations	$29,639	$10,849	$36,813	$36,482
Interest expense	12,442	16,625	25,740	34,929
Income taxes	9,990	2,064	12,643	13,836
Depreciation and amortization	30,499	31,550	60,785	63,541
Impairment charges	91	—	479	—
Adjusted EBITDA from continuing operations	$82,661	$61,088	$136,460	$148,788

Summary

Our second quarter, which is normally a seasonally slower period, benefited from customer optimism and mild winter conditions in the U.S. Net sales for the three and six months ended February 28, 2017 increased $129.9 million, or 13%, and $50.1 million, or 2%, respectively, compared to the corresponding periods in fiscal 2016 primarily due to increasing ferrous scrap prices during the second quarter of fiscal 2017, improved demand in the construction and energy markets and announced anti-dumping subsidies against Belarus. Increasing ferrous scrap prices and improved demand in the construction industry were the primary drivers in the increase to our Americas Recycling segment net sales and adjusted operating profit, both of which were up $75.0 million and $15.4 million, respectively, for the second fiscal quarter of 2017 and $72.5 million and $16.9 million, respectively, during the first six months of fiscal 2017, in each case compared to the corresponding period in fiscal 2016. As our scrap raw material prices increased in the second quarter, which benefited our Americas Recycling segment, those pricing increases outpaced increases in selling prices in our Americas Mills and Americas Fabrication segments. While Americas Mills and Americas Fabrication segments had margin compression beginning during the latter portion of the quarter, our vertical integration strategy performed as improved margins in the Americas Recycling segment offset the margin compression of the previously mentioned segments. Additionally, our International Mill segment saw increased shipments which drove net sales and adjusted operating profit up $26.8 million and $7.5 million, respectively, during the second fiscal quarter of 2017 and $40.8 million and $14.7 million, respectively, during the first six months of fiscal 2017, in each case compared to the corresponding period in fiscal 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations for the three and six months ended February 28, 2017 increased $13.2 million and $20.2 million, respectively, compared to the corresponding periods in fiscal 2016. The increase for the three months ended February 28, 2017 was primarily due to a $7.6 million increase in non-qualified benefit restoration plan expenses and a $6.5 million increase in employee-related expenses. The increase for the six months ended February 28, 2017 was primarily due to a $6.8 million increase in non-qualified benefit restoration plan expenses and a $10.3 million increase in employee-related expenses.

Interest Expense

Interest expense for the three and six months ended February 28, 2017 decreased $4.2 million and $9.2 million, respectively, compared to the three and six months ended February 29, 2016. The decreases in interest expense were primarily due to the repayment of long-term notes in the second quarter of fiscal 2016, which reduced interest expense by $3.1 million and $6.6 million for the three and six months ended February 28, 2017, respectively, compared to the corresponding periods in the prior fiscal year. See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the repayment of long-term notes. Also decreasing interest expense were the effects of increases in capitalized interest due to construction of the steel micro-mill in Durant, Oklahoma of $1.6 million and $2.8 million, respectively, for the three and six months ended February 28, 2017, compared to the three and six months ended February 29, 2016.

Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended February 28, 2017 was 25.2% and 25.6%, respectively, compared with 16.0% and 27.5% for the three and six months ended February 29, 2016, respectively. The increase in our effective income tax rate from continuing operations for the three months ended February 28, 2017 is primarily attributable to the discrete benefit recorded during the second quarter of fiscal year 2016 related to a favorable adjustment from our IRS audit, which reduced the effective tax rate for the three months ended February 29, 2016. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent over time, while the composition of domestic and foreign earnings can create larger fluctuations in our effective tax rate.
We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. Although not expected, if a repatriation occurs in the future, we would be required to provide for income taxes on repatriated earnings from our non-U.S. subsidiaries. Determination of the amount of any unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is a complex, hypothetical calculation which requires evaluation of numerous possible methods to effect any future repatriation to the U.S. and is therefore impracticable to present in this Quarterly Report on Form 10-Q.
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. Financial results for our reportable segments are consistent with the basis and manner in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 15, Business Segments, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The operational data presented in the tables below is calculated using averages; and therefore, it is not meaningful to quantify the effect that any individual component had on the segment's net sales or adjusted operating profit.

Americas Recycling

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$223,328	$148,346	$400,036	$327,553
Adjusted operating profit (loss)	7,766	(7,645)	2,668	(14,193)

Average selling price (per short ton)
Average ferrous selling price	$245	$161	$216	$167
Average nonferrous selling price	2,057	1,635	1,940	1,711

Short tons shipped (in thousands)
Ferrous tons shipped	421	379	826	768
Nonferrous tons shipped	53	48	102	100
Total tons shipped	474	427	928	868

Net sales for the three and six months ended February 28, 2017 increased $75.0 million, or 51%, and $72.5 million, or 22%, respectively, compared to the corresponding periods in fiscal 2016. The increase in net sales for the three months ended February 28, 2017 was due to increases in average ferrous and nonferrous selling prices of $84 and $422 per short ton, respectively, coupled with increases in ferrous and nonferrous tons shipped of 11% and 10%, respectively, in each case compared to the corresponding period in fiscal 2016. Compared to the corresponding period in fiscal 2016, net sales for the six months ended February 28, 2017 were positively impacted by increases in average ferrous and nonferrous selling prices of $49 and $229 per short ton, respectively, coupled with 8% and 2% increases in ferrous and nonferrous tons shipped, respectively. The improvements in ferrous and nonferrous tons shipped resulted from strong scrap demand due to increased industry mill capacity utilization.

Adjusted operating profit increased $15.4 million and $16.9 million for the three and six months ended February 28, 2017, respectively, compared to the corresponding periods in fiscal 2016. Adjusted operating profit for the three months ended February 28, 2017 increased primarily due to a 22% improvement in average ferrous metal margin, as the improvement in average ferrous selling prices outpaced the increase in average ferrous material cost compared to the three months ended February 29, 2016, coupled with the increases in ferrous and nonferrous tons shipped discussed above. During the six months ended February 28,

2017, average ferrous and nonferrous metal margin increased 13% and 17%, respectively, in each case compared to the corresponding period in fiscal 2016, as the increase in average ferrous and nonferrous selling prices discussed above outpaced the increase in average ferrous and nonferrous material costs. Additionally, during the six months ended February 28, 2017, labor and employee benefit expenses decreased 11% per short ton compared to the six months ended February 29, 2016 due to the increase in tons shipped discussed above. Adjusted operating loss for the six months ended February 29, 2016 included an insurance settlement of $2.5 million.

Americas Mills

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$376,593	$336,429	$723,758	$720,961
Adjusted operating profit	51,319	50,699	88,268	109,763

Average price (per short ton)
Finished goods selling price	$534	$521	$521	$545
Total sales	524	510	511	533
Cost of ferrous scrap utilized	245	179	223	188
Metal margin	279	331	288	345

Short tons (in thousands)
Tons melted	656	604	1,271	1,217
Tons rolled	631	542	1,220	1,131
Tons shipped	658	608	1,293	1,248

In our Americas Mills segment we include our five domestic steel mills, (four commonly referred to as "minimills" and one commonly referred to as a "micro-mill"), our micro-mill currently under construction in Oklahoma, and the recycling locations which directly support the steel mills.

Net sales for the three and six months ended February 28, 2017 increased $40.2 million, or 12%, and $2.8 million, respectively, compared to the corresponding periods in fiscal 2016. The increase in net sales for the three months ended February 28, 2017 was due to an increase in average selling price of $14 per short ton and an 8% increase in tons shipped compared to the corresponding period in fiscal 2016. Net sales for the six months ended February 28, 2017 increased due to a 4% increase in tons shipped, partially offset by a 4% decrease in average selling prices compared to the six months ended February 29, 2016. Shipping volumes for both the three and six months ended February 28, 2017 improved as a result of customers buying ahead of announced price increases, increased demand due to lower inventory levels throughout the system and strength in construction activity in our markets.

Adjusted operating profit for the three months ended February 28, 2017 increased $0.6 million, while adjusted operating profit for the six months ended February 28, 2017 decreased $21.5 million, in each case compared to the corresponding period in fiscal 2016. During the three months ended February 28, 2017, average metal margin decreased $52 per short ton as import pressure in the U.S. resulted in the increase in average selling prices lagging ferrous scrap cost increases. However, the decrease in average metal margin was more than offset by the increase in tons shipped discussed above, as well as a $1.1 million decrease in repairs and maintenance expenses due to variances in the timing and amounts of routine maintenance and equipment enhancements conducted in the normal course of business. The decrease in adjusted operating profit for the six months ended February 28, 2017 was due to a 17% decrease in average metal margin compared to the six months ended February 29, 2016, which was primarily due to import pressure in the U.S. Additionally, expenses related to the construction of the new micro-mill in Oklahoma increased $4.4 million compared to the six months ended February 29, 2016. Partially offsetting margin compression was a 4% increase in tons shipped and a $2.6 million decrease in repairs and maintenance expenses, due to the factors discussed above, in each case compared to the six months ended February 29, 2016.

Americas Fabrication

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$303,826	$336,144	$642,226	$718,458
Adjusted operating profit	506	14,825	7,217	36,170

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$723	$801	$736	$832
Structural	2,225	2,281	2,188	2,315
Post	835	860	834	863

Short tons shipped (in thousands)
Rebar	226	225	474	474
Structural	5	7	12	14
Post	22	22	40	43

Net sales for the three and six months ended February 28, 2017 decreased $32.3 million, or 10%, and $76.2 million, or 11%, respectively, compared to the corresponding periods in fiscal 2016. The decrease in net sales for the three months ended February 28, 2017 was primarily due to decreases in the average selling prices of our primary product lines, coupled with a 29% decrease in structural shipments. For the six months ended February 28, 2017, the decline in net sales was due to decreases in the average selling prices for our primary product lines, coupled with a 14% and 7% decrease in structural and post tons shipped, respectively, compared to the corresponding period in fiscal 2016. Aggressive competition spurred by significant imports of low cost rebar over the past few quarters negatively impacted the average composite selling price of projects running through our fabrication backlog during the three and six months ended February 28, 2017.

Adjusted operating profit for the three and six months ended February 28, 2017 decreased $14.3 million and $29.0 million, respectively, compared to the corresponding periods in fiscal 2016. The decreases in adjusted operating profit for the three and six months ended February 28, 2017 were primarily due to decreases in average composite metal margin of 17% and 15%, respectively, as the average composite selling price decreased faster than the decrease in average composite material cost, compared to the corresponding periods in the prior fiscal year. This segment benefited from a $2.4 million gain on the sale of fixed assets during the first quarter of fiscal 2016.

International Mill

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$134,305	$107,458	$268,706	$227,906
Adjusted operating profit	9,430	1,951	19,403	4,722

Average price (per short ton)
Total sales	$402	$363	$399	$385
Cost of ferrous scrap utilized	229	178	215	192
Metal margin	173	185	184	193

Short tons (in thousands)
Tons melted	332	361	686	681
Tons rolled	309	299	622	599
Tons shipped	313	282	629	560

Net sales for the three and six months ended February 28, 2017 increased $26.8 million, or 25%, and $40.8 million, or 18%, respectively, compared to the corresponding periods in fiscal 2016. The increases in net sales for the three and six months ended February 28, 2017 were primarily due to increases in tons shipped of 11% and 12%, respectively, and increases in average selling prices of 11% and 4%, respectively, in each case compared to the corresponding period in the prior fiscal year. The increases in volumes shipped were driven by strong demand in the construction sector. The increases in average selling prices were primarily a result of lower rebar imports due to announced anti-dumping subsidies against Belarus, which drove up the average selling price of rebar products. Additionally, the increases in net sales for the three and six months ended February 28, 2017 reflect unfavorable foreign currency fluctuation impacts of approximately $4.3 million and $8.1 million, respectively, due to the strengthening of the U.S. dollar in relation to the Polish zloty.

Adjusted operating profit for the three and six months ended February 28, 2017 increased $7.5 million and $14.7 million, respectively, compared to the corresponding period in fiscal 2016. The increases in adjusted operating profit for the three and six months ended February 28, 2017 resulted from the increases in tons shipped discussed above and improved gross margin as the lower costs of ferrous scrap purchased in prior periods were realized in the cost of goods sold during the second quarter of fiscal 2017 combined with increased selling prices during the period. Gross margin was also positively impacted due to a change in product mix that favored higher margin merchant shipments during the three and six months ended February 28, 2017 compared to the corresponding periods in fiscal 2016. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating profit for the three and six months ended February 28, 2017.

International Marketing and Distribution

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$302,295	$276,876	$550,455	$559,913
Adjusted operating profit (loss)	6,143	(2,293)	5,177	(4,462)

Net sales for the three and six months ended February 28, 2017 increased $25.4 million, or 9%, and decreased $9.5 million, or 2%, respectively, compared to the corresponding periods in fiscal 2016. The increase in net sales for the three months ended February 28, 2017 was primarily due to increases in volumes sold in our steel trading business headquartered in the U.S., driven by increased demand from the oil and gas industry, and in Australia due to product availability. Additionally, our operations in Asia saw a significant increase in steel pricing for the quarter, which further drove the increase in net sales. These increases were partially offset by a decrease in volumes sold for our operations in the United Kingdom as a result of our decision to exit the United Kingdom steel trading business in the fourth quarter of fiscal 2016. Furthermore, our raw materials trading business headquartered in the U.S. experienced a decline in volumes sold of a high value product within the portfolio, which led to a decline in average selling prices and outweighed an increase in total volumes sold and lowered net sales for both the three and six months ended February 28, 2017, compared to prior fiscal year. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's net sales for the three and six months ended February 28, 2017.

Adjusted operating profit for the three and six months ended February 28, 2017 was $6.1 million and $5.2 million, respectively, compared to adjusted operating loss for the three and six months ended February 29, 2016 of $2.3 million and $4.5 million, respectively. The changes in adjusted operating profit were primarily due to improved margins for our steel trading business headquartered in the U.S. as a result of improvements within the energy market throughout fiscal 2017. These improved margins were partially offset by declines in margins for our raw materials trading business headquartered in the U.S. and our operations in Asia. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating profit for the three and six months ended February 28, 2017.

Corporate

Corporate adjusted operating loss decreased $6.5 million for the three months ended February 28, 2017 and did not materially change for the six months ended February 28, 2017, compared to the corresponding periods in fiscal 2016. The change in adjusted operating loss for the three months ended February 28, 2017 was primarily due to an $11.4 million loss on debt extinguishment incurred in the second quarter of fiscal 2016, partially offset by increases in mark-to-market adjustment expenses of $1.0 million associated with our outstanding equity awards accounted for as liability awards and in professional service expenses of $1.2 million.

DISCONTINUED OPERATIONS DATA

In the first quarter of fiscal 2015, we decided to exit our steel distribution business in Australia, which met the definition of a discontinued operation. As a result, our steel distribution business in Australia has been presented as a discontinued operation for all periods. During the fourth quarter of fiscal 2015, the Company completed the sale of six locations that were a part of the Australian steel distribution business and ceased all operations at three other locations that were part of the Australian steel distribution business. During the fourth quarter of fiscal 2016, the Company completed the sale of one remaining location. Our Australian steel distribution business was previously included in the International Marketing and Distribution segment.
OUTLOOK

We anticipate demand will remain robust, supported by strong levels of bidding in our fabrication business, growth-oriented leading indicators, such as the Architectural Billings Index, and overall consumer confidence across all of our product lines. We anticipate that our shipment levels will continue to grow in our third quarter as we enter the traditionally strong construction season in both the U.S. and Polish markets. However, we anticipate further pressure on our margins as imports continue to make it difficult to increase selling prices for our products in line with scrap cost increases.

In spite of a mixed reaction to the preliminary countervailing and anti-dumping duties recently announced by the U.S. Department of Commerce, we view the announcement as positive recognition that producers in Japan, Taiwan and Turkey are trading rebar products unfairly. The final results for these duties will be released in the coming months, and we will continue to work for the enforcement of our trade laws.

The policies of the new presidential administration in the U.S., including economic growth through tax reform, a reduced regulatory environment, the introduction of an infrastructure regeneration program and more rigorous enforcement of trade actions, could positively impact our U.S. businesses. We believe we are well-positioned to capitalize on the benefits from these initiatives. However, it is unknown when and how these policies will be implemented.
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

The table below reflects our sources, facilities and availability of liquidity as of February 28, 2017:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$395,546	$395,546
Revolving credit facility	350,000	346,983
U.S. receivables sale facility	200,000	140,347
International accounts receivable sales facilities	49,117	45,950
Bank credit facilities — uncommitted	42,977	42,183
Notes due from 2017 to 2023	1,029,818	*
Equipment notes	30,356	*
 _________________
* We believe we have access to additional financing and refinancing, if needed.

Sources of Liquidity and Capital Resources

As of February 28, 2017, we had $300.0 million of 6.50% Senior Notes due July 2017 (the "2017 Notes"), $399.8 million of 7.35% Senior Notes due August 2018 (the "2018 Notes") and $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes" and together with the 2017 Notes and the 2018 Notes, the "Notes"). The Notes require interest only payments until maturity. We expect cash on hand and cash generated from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance these notes when they mature.

At February 28, 2017 and August 31, 2016, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of Polish zloty ("PLN") 175 million ($43.0 million) and PLN 175 million ($44.8 million), respectively. As of February 28, 2017, the uncommitted credit facilities have expiration dates ranging from March 2017 to November 2017, which CMCP intends to renew upon expiration. At February 28, 2017 and August 31, 2016, no amounts were outstanding under these facilities. During the six months ended February 28, 2017 and February 29, 2016, CMCP had no borrowings or repayments under its uncommitted credit facilities.

With bank approval, the maximum availability under our $350.0 million revolving credit facility (the "Credit Agreement") can be increased to $500.0 million. Our obligation under the Credit Agreement is collateralized by our U.S. inventory. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit, which totaled $3.0 million at February 28, 2017. The Company had no amounts drawn under its revolving credit facilities at February 28, 2017 and August 31, 2016.

Under the Credit Agreement, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At February 28, 2017, our interest coverage ratio was 5.65 to 1.00 and our debt to capitalization ratio was 0.44 to 1.00.

At February 28, 2017, we were in compliance with all of the covenants contained in our debt agreements.

Our foreign operations generated approximately 28% of our net sales during the second quarter of fiscal 2017, and as a result, our foreign operations had cash and cash equivalents of approximately $71.2 million at February 28, 2017. Historically, our U.S. operations have generated the majority of our cash, which has been used to fund the cash needs of our U.S. operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350.0 million credit facility described above and the $200.0 million sale of accounts receivable program described below. We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. If a repatriation of earnings occurs in the future, we would be required to provide for income taxes on dividends from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 31% of total receivables at February 28, 2017.

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

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed credit facility and are not included in our overall liquidity analysis. We did not have any material amounts of documentary letters of credit outstanding at February 28, 2017 and August 31, 2016, respectively. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

Stock Repurchase Program

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of shares of CMC common stock. As of February 28, 2017, the approximate value of shares of CMC common stock that may yet be purchased under this program is $27.6 million. We intend to repurchase shares from time to time for cash in the open market or privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. We did not purchase any shares of CMC common stock during the three and six months ended February 28, 2017. During the three and six months ended February 29, 2016, we purchased 1.9 million and 2.3 million shares of CMC common stock, respectively, at an average purchase price of $13.43 and $13.57 per share, respectively.

Acquisitions

On December 12, 2016, we completed the purchase of substantially all of the assets of Continental Concrete Structures, Inc. ("CCS"), a fabricator of post-tensioning cable and related products for commercial and public construction projects with a facility in Alpharetta, Georgia. In addition, CCS provides professional design and value engineering services to the construction industry throughout North America. This acquisition complements our current rebar fabrication business and continues our strategy of creating value for customers. The operating results of this facility are included in the Americas Fabrication reporting segment.

On January 9, 2017, we completed the purchase of substantially all of the assets of Associated Steel Workers, Limited ("ASW"), a steel fabrication facility in Kapolei, Hawaii. This acquisition continues the vertical integration model of the Company by extending our geographic reach, establishing a fabrication operation in Hawaii and expanding our presence in the Hawaiian market. The operating results of this facility are included in the Americas Fabrication reporting segment.

On March 6, 2017, we completed the purchase of certain assets from OmniSource Corporation, a wholly owned subsidiary of Steel Dynamics, Inc., consisting of seven recycling facilities located in the southeast United States, which are in close proximity to our minimill in Cayce, South Carolina. These facilities are expected to provide synergies with our other operations in the region. The operating results of these facilities will be included in the Americas Recycling reporting segment.

These acquisitions were funded through internally generated cash and did not have a material effect on our financial position or results of operations. We regularly review potential acquisitions. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions. There can be no assurance we will enter into new acquisitions.

Operating Cash Flow and Capital Expenditures

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

Net cash flows from operating activities were $12.0 million during the first six months of fiscal 2017 compared to net cash flows from operating activities of $332.8 million during the first six months of fiscal 2016. Net earnings increased $1.0 million during the first six months of fiscal 2017 compared to the same period in the prior fiscal year. Net earnings were impacted by the following non-cash items: $16.2 million stock-based compensation, $1.2 million write-down of inventories and a $9.4 million decrease in deferred income taxes during first six months of fiscal 2017, compared to $13.1 million stock-based compensation, $7.9 million write-down of inventories, $11.4 million loss on debt extinguishment, $2.8 million net gain on sale of fixed assets and other and a $4.6 million decrease in deferred income taxes during the first six months of fiscal 2016. Cash used by changes in operating assets and liabilities was $91.3 million during the first six months of fiscal 2017, compared to cash provided by changes in operating assets and liabilities of $209.8 million during the corresponding period in fiscal 2016 with the following significant changes:

Accounts receivable - Cash generated from accounts receivable decreased $188.5 million during the first six months of fiscal 2017 compared to the same period of fiscal 2016. The decrease in cash generated from accounts receivable primarily relates to the change in consolidated net sales period over period as consolidated net sales during the fourth quarter of fiscal 2016 compared to the second quarter of fiscal 2017 decreased $66.5 million, and consolidated net sales during the fourth quarter of fiscal 2015 compared to the second quarter of fiscal 2016 decreased $411.3 million. Days sales outstanding during each of the first six months of fiscal 2017 and 2016 deteriorated four days.

Inventories - Cash used by inventories was $68.5 million during the first six months of fiscal 2017 compared to cash generated from inventories of $111.5 million during the first six months of fiscal 2016. During the first six months of fiscal 2017, the inventory balances of four of our five operating segments increased primarily due to an increase in volumes for our Americas Mills and International Mill segments and an increase in material costs across all of our operating segments. The increase in volumes for our Americas Mills segment during the first six months of fiscal 2017 was due to the timing of planned outages, which resulted in inventory builds during the second quarter of fiscal 2017. Inventory volumes for our International Mill segment increased during the first six months of fiscal 2017 in preparation for the construction season during the third quarter of fiscal 2017. The increase in material costs across all of our segments was due to an increase in commodity pricing during the first six months of fiscal 2017, which resulted from strong demand in the U.S. and lower rebar imports into Poland due to announced anti-dumping subsidies against Belarus. In contrast, the inventory balances of four of our five operating segments decreased during the first six months of fiscal 2016 primarily due to decreases in commodity prices, which resulted from import pressure in the U.S. and global steel production overcapacity. Days sales in inventory at February 28, 2017 was 66 days while days sales in inventory at February 29, 2016 was 76 days.

Accounts payable, accrued expenses and other payables - Cash generated from accounts payable, accrued expenses and other payables was $9.4 million during the first six months of fiscal 2017 compared to cash used by accounts payable, accrued expenses and other payables of $115.0 million during the first six months of fiscal 2016. Cash generated from accounts payable, accrued expenses and other payables during the first six months of fiscal 2017 was primarily due to an increase in the inventory balance as both volumes and material costs increased, partially offset by a reduction in employee related accruals. Cash used by accounts payable, accrued expenses and other payables during the first six months of fiscal 2016 was due to a reduction in the inventory balance caused by declining material costs and a reduction in employee related accruals.

Other operating assets and liabilities - Cash used by other operating assets and liabilities was $29.3 million during the first six months of fiscal 2017 compared to cash generated from other operating assets and liabilities of $11.1 million during the first six months of fiscal 2016. During the first six months of fiscal 2016, $20.7 million of cash was provided by incentives related to the construction of a new steel micro-mill in Durant, Oklahoma. There was no such activity during the first six months of fiscal 2017. The remaining change is primarily impacted by certain liabilities related to unrecognized income tax benefits which were reclassified from long-term to current liabilities due to a change in the expected timing of the resolution of such matters.

Investing Activities
Net cash flows used by investing activities decreased $14.6 million during the first six months of fiscal 2017 compared to the same period in the prior fiscal year. The largest factor contributing to the decrease in cash used by investing activities was a decrease in restricted cash of $21.0 million during the first six months of fiscal 2017, compared to an increase in restricted cash of $49.1 million during the same period in fiscal 2016. During the first six months of fiscal 2017, the balance of restricted cash decreased due to the use of restricted cash incentives for qualified expenditures for the construction of our new micro-mill in Oklahoma. The change in restricted cash was partially offset by a $28.4 million increase in capital expenditures, primarily due to the construction of the Oklahoma micro-mill. Additionally, we acquired businesses for $25.4 million, while there was no such activity during the first six months of fiscal 2016.

We expect our total capital expenditures for fiscal 2017 to be between $250 million and $300 million. We have commitments for capital expenditures related to the construction of the Oklahoma micro-mill of $95.6 million, which we expect to fund from internally generated capital. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net cash flows used by financing activities decreased $287.5 million during the first six months of fiscal 2017 compared to the same period in the prior fiscal year. The decrease primarily resulted from a decrease in repayments of long-term debt and debt extinguishment costs of $199.7 million and $11.0 million, respectively, compared to the first six months of fiscal 2016. Also contributing to the decrease was the repayment of short-term borrowings of $20.1 million and purchases of CMC common stock of $30.6 million during the first six months of fiscal 2016 while no such activity occurred during the first six months of 2017. Further, cash used by documentary letters of credit decreased $25.8 million. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity. As cash flows from operating activities have improved during fiscal years 2015, 2016 and 2017, we have used cash on hand, as opposed to these facilities, for inventory purchases, and we did not have any documentary letters of credit outstanding at February 28, 2017.

We anticipate our current cash balances, cash flows from operations and our available credit sources will be sufficient to meet our cash requirements, including our scheduled debt repayments, payments for our contractual obligations, capital expenditures, working capital needs, share repurchases, dividends and other prudent uses of our capital, such as future acquisitions. However, in the event of sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds.

CONTRACTUAL OBLIGATIONS

Our contractual obligations increased approximately $150.6 million to $2.3 billion at February 28, 2017 from $2.1 billion at August 31, 2016. This increase was primarily related to a $211.7 million increase in unconditional purchase obligations partially offset by a $57.2 million reduction in operating leases and interest on long-term debt. Our estimated contractual obligations for the twelve months ending February 28, 2018 are approximately $1.1 billion and primarily constitute expenditures incurred in connection with normal revenue producing activities as well as repayments of long-term debt due in July 2017.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2017, we had committed $24.1 million under these arrangements.
OFF-BALANCE SHEET ARRANGEMENTS

For added flexibility, we may sell certain trade accounts receivable both in the U.S. and internationally. We utilize proceeds from the sales of the trade accounts receivables as an alternative to short-term borrowings, effectively managing our overall borrowing costs and providing an additional source of working capital. We account for sales of the trade accounts receivables as true sales and the trade accounts receivable balances that are sold are removed from the unaudited condensed consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on our unaudited condensed consolidated statements of cash flows. See Note 3, Sales of Accounts Receivable, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, with respect to demand for our products, bidding levels, consumer confidence, shipping levels, U.S. construction activity, the effects of imports, global steel overcapacity and international trade, including duties announced by the U.S. Department of Commerce, share repurchases, legal proceedings, economic conditions, prices, our ability to capitalize on changes in economic, political and regulatory conditions, our financial condition, results of operations, capital projects, and capital expenditures, estimated contractual obligations, cash flows, the effects of continued pressure on the liquidity of our customers, our own liquidity and business, and our expectations or beliefs concerning future events and financial results. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $1.9 million, or 1% compared to August 31, 2016. Forward contracts denominated in the British pound with a U.S. dollar functional currency, forward contracts denominated in the U.S. dollar with a Thai baht functional currency and forward contracts denominated in the Euro with Polish zloty functional currency decreased $26.2 million, $14.1 million and $17.0 million, respectively, compared to August 31, 2016. Partially offsetting these decreases, forward contracts denominated in Polish zloty and the Australian dollar with a U.S. dollar functional currency increased $30.7 million and $23.3 million, respectively, compared to August 31, 2016.

The Company's total commodity contract commitments increased $16.6 million, or 84% compared to August 31, 2016. This increase was primarily due to short copper contracts, which increased $13.8 million compared to August 31, 2016.

There were no other material changes to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended February 28, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended February 28, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1, 2016 - December 31, 2016	—	—	—	$27,598,706
January 1, 2017 - January 31, 2017	—	—	—	27,598,706
February 1, 2017 - February 28, 2017	—	—	—	27,598,706
Total	—		—
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

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals Company's Annual Report on Form 10-K for the year ended August 31, 2015 and incorporated herein by reference).

10.1	Commercial Metals Company 2013 Long-Term Equity Incentive Plan as Amended and Restated Effective March 22, 2017 (filed herewith).

10.2	Form of Restricted Stock Unit Award Agreement (filed herewith).

10.3	Form of Performance Award Agreement (filed herewith).

31.1	Certification of Joseph Alvarado, Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Mary Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Joseph Alvarado, Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certification of Mary Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

March 28, 2017	/s/ Mary Lindsey
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

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals Company's Annual Report on Form 10-K for the year ended August 31, 2015 and incorporated herein by reference).

10.1	Commercial Metals Company 2013 Long-Term Equity Incentive Plan as Amended and Restated Effective March 22, 2017 (filed herewith).

10.2	Form of Restricted Stock Unit Award Agreement (filed herewith).

10.3	Form of Performance Award Agreement (filed herewith).

31.1	Certification of Joseph Alvarado, Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Mary Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Joseph Alvarado, Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certification of Mary Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).