Form 10-Q
period 2017-05-31
COMMERCIAL METALS CO
filed 2017-06-28
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
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
 ___________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 26, 2017, 115,790,392 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2017	2016	2017	2016
Net sales	$1,382,616	$1,227,390	$3,607,300	$3,401,946
Costs and expenses:
Cost of goods sold	1,209,195	1,051,910	3,142,697	2,934,028
Selling, general and administrative expenses	108,803	114,841	324,789	310,667
Interest expense	12,368	14,737	38,108	49,666
Loss on debt extinguishment	—	115	—	11,480
	1,330,366	1,181,603	3,505,594	3,305,841

Earnings from continuing operations before income taxes	52,250	45,787	101,706	96,105
Income taxes	12,641	10,676	25,284	24,512
Earnings from continuing operations	39,609	35,111	76,422	71,593

Loss from discontinued operations before income taxes (benefit)	(351)	(15,785)	(542)	(16,803)
Income taxes (benefit)	(8)	(2)	7	(103)
Loss from discontinued operations	(343)	(15,783)	(549)	(16,700)

Net earnings	39,266	19,328	75,873	54,893
Less net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to CMC	$39,266	$19,328	$75,873	$54,893

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.34	$0.31	$0.66	$0.62
Loss from discontinued operations	—	(0.14)	—	(0.14)
Net earnings	$0.34	$0.17	$0.66	$0.48

Diluted earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.34	$0.30	$0.65	$0.61
Loss from discontinued operations	—	(0.13)	—	(0.14)
Net earnings	$0.34	$0.17	$0.65	$0.47

Cash dividends per share	$0.12	$0.12	$0.36	$0.36
Average basic shares outstanding	115,886,372	114,677,109	115,574,289	115,373,736
Average diluted shares outstanding	117,205,369	115,995,515	117,087,341	116,758,716
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2017	2016	2017	2016
Net earnings attributable to CMC	$39,266	$19,328	$75,873	$54,893
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment:
Foreign currency translation adjustment during the period	27,109	3,817	15,129	(13,967)
Reclassification for translation loss realized upon liquidation of investment in foreign entity	968	—	968	—
Foreign currency translation adjustment	28,077	3,817	16,097	(13,967)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss)	254	(16)	696	469
Reclassification for (gain) loss included in net earnings	(333)	32	(853)	(142)
Net unrealized gain (loss) on derivatives	(79)	16	(157)	327
Defined benefit obligation:
Amortization of prior services	(9)	(2)	(27)	(5)
Defined benefit obligation	(9)	(2)	(27)	(5)
Other comprehensive income (loss)	27,989	3,831	15,913	(13,645)
Comprehensive income	$67,255	$23,159	$91,786	$41,248
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	May 31, 2017	August 31, 2016
Assets
Current assets:
Cash and cash equivalents	$275,778	$517,544
Accounts receivable (less allowance for doubtful accounts of $4,986 and $6,427)	869,970	765,784
Inventories, net	798,013	652,754
Other current assets	108,248	112,043
Total current assets	2,052,009	2,048,125
Property, plant and equipment:
Land	82,137	70,291
Buildings and improvements	512,843	487,305
Equipment	1,717,576	1,655,909
Construction in process	218,724	111,156
	2,531,280	2,324,661
Less accumulated depreciation and amortization	(1,514,405)	(1,429,612)
	1,016,875	895,049
Goodwill	66,764	66,373
Other noncurrent assets	138,951	121,322
Total assets	$3,274,599	$3,130,869
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$345,974	$243,532
Accounts payable-documentary letters of credit	566	5
Accrued expenses and other payables	258,288	264,112
Current maturities of long-term debt	311,654	313,469
Total current liabilities	916,482	821,118
Deferred income taxes	61,492	63,021
Other long-term liabilities	126,864	121,351
Long-term debt	751,676	757,948
Total liabilities	1,856,514	1,763,438
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,788,992 and 114,635,596 shares, respectively	1,290	1,290
Additional paid-in capital	338,548	358,745
Accumulated other comprehensive loss	(97,001)	(112,914)
Retained earnings	1,407,242	1,372,988
Less treasury stock, 13,271,672 and 14,425,068 shares at cost	(232,167)	(252,837)
Stockholders' equity attributable to CMC	1,417,912	1,367,272
Stockholders' equity attributable to noncontrolling interests	173	159
Total stockholders' equity	1,418,085	1,367,431
Total liabilities and stockholders' equity	$3,274,599	$3,130,869
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
(in thousands)	2017	2016
Cash flows from (used by) operating activities:
Net earnings	$75,873	$54,893
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	93,049	95,423
Stock-based compensation	19,716	19,889
Amortization of interest rate swaps termination gain	(5,698)	(5,698)
Deferred income taxes	(2,538)	9,744
Write-down of inventories	1,820	9,567
Provision for losses on receivables, net	856	3,748
Asset impairment	622	15,842
Net gain on disposals of assets and other	(343)	(1,802)
Loss on debt extinguishment	—	11,480
Tax benefit from stock plans	—	(666)
Changes in operating assets and liabilities:
Accounts receivable	(86,668)	146,166
Proceeds (payments) on sales of accounts receivable programs, net	(4,327)	1,473
Inventories	(134,720)	205,717
Accounts payable, accrued expenses and other payables	83,355	(64,676)
Changes in other operating assets and liabilities	(22,083)	5,768
Net cash flows from operating activities	18,914	506,868

Cash flows from (used by) investing activities:
Capital expenditures	(162,082)	(104,481)
Acquisitions	(54,425)	—
Decrease (increase) in restricted cash, net	7,492	(49,094)
Proceeds from the sale of property, plant and equipment and other	1,884	3,470
Net cash flows used by investing activities	(207,131)	(150,105)

Cash flows from (used by) financing activities:
Cash dividends	(41,619)	(41,586)
Repayments on long-term debt	(8,775)	(208,605)
Stock issued under incentive and purchase plans, net of forfeitures	(5,516)	(6,036)
Proceeds from New Markets Tax Credit transactions	2,141	—
Increase (decrease) in documentary letters of credit, net	569	(40,145)
Contribution from noncontrolling interests	14	29
Short-term borrowings, net change	—	(20,090)
Treasury stock acquired	—	(30,595)
Debt extinguishment costs	—	(11,127)
Tax benefit from stock plans	—	666
Decrease in restricted cash	—	1
Net cash flows used by financing activities	(53,186)	(357,488)
Effect of exchange rate changes on cash	(363)	(743)
Decrease in cash and cash equivalents	(241,766)	(1,468)
Cash and cash equivalents at beginning of year	517,544	485,323
Cash and cash equivalents at end of period	$275,778	$483,855

Supplemental information:
Noncash activities:
Liabilities related to additions of property, plant and equipment	$31,024	$18,066
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2015	129,060,664	$1,290	$365,863	$(113,535)	$1,373,568	(13,425,326)	$(245,961)	$149	$1,381,374
Net earnings					54,893				54,893
Other comprehensive loss				(13,645)					(13,645)
Cash dividends ($0.36 per share)					(41,586)				(41,586)
Treasury stock acquired						(2,255,069)	(30,595)		(30,595)
Issuance of stock under incentive and purchase plans, net of forfeitures			(29,599)			1,246,329	23,563		(6,036)
Stock-based compensation			15,327						15,327
Tax benefit from stock plans			666						666
Contribution of noncontrolling interest			19					10	29
Reclassification of share-based liability awards			3,035						3,035
Balance, May 31, 2016	129,060,664	$1,290	$355,311	$(127,180)	$1,386,875	(14,434,066)	$(252,993)	$159	$1,363,462

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2016	129,060,664	$1,290	$358,745	$(112,914)	$1,372,988	(14,425,068)	$(252,837)	$159	$1,367,431
Net earnings					75,873				75,873
Other comprehensive income				15,913					15,913
Cash dividends ($0.36 per share)					(41,619)				(41,619)
Issuance of stock under incentive and purchase plans, net of forfeitures			(26,269)			1,153,396	20,670		(5,599)
Stock-based compensation			9,731						9,731
Contribution of noncontrolling interest								14	14
Reclassification of share-based liability awards			1,780						1,780
Reclassification of share-based equity awards			(5,439)						(5,439)
Balance, May 31, 2017	129,060,664	$1,290	$338,548	$(97,001)	$1,407,242	(13,271,672)	$(232,167)	$173	$1,418,085
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

Recently Adopted Accounting Pronouncements

In the second quarter of fiscal 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718), issued by the Financial Accounting Standards Board (the "FASB") requiring that the Company recognize all excess tax benefits and tax deficiencies as an income tax expense or benefit when stock awards vest or are settled. Additionally, the guidance allows for an increase in the threshold for net share settlement up to the maximum statutory rate in employees’ applicable jurisdictions without triggering liability classification. The adoption of this guidance had an immaterial impact on income taxes on the Company’s unaudited condensed consolidated statements of earnings for the three and nine months ended May 31, 2017. Additionally, the Company has elected to continue to estimate forfeitures. As such, this adoption has no cumulative effect on retained earnings. The Company elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively, which had an immaterial impact on both net cash from operating activities and net cash used in financing activities for the nine months ended May 31, 2017. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on the Company’s consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 805). The standard simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. This guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The standard must be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to early adopt the standard in the fourth quarter of fiscal 2017. The adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has modified the standard thereafter. Under the standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and will be effective for the Company beginning September 1, 2018, at which point the Company plans to adopt the standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company currently expects to adopt the standard using the modified retrospective approach. The Company believes there will not be a material impact on its statement of financial position, results of operations or cash flows in its Americas Mills, Americas Recycling or International Mill segments. The Company is still in the process of examining contract specific terms within the Americas Fabrication segment. In addition, the standard includes expanded disclosure requirements, which the Company continues to analyze. As part of the overall evaluation of the standard, the Company is also identifying and preparing to implement changes to its accounting policies, practices, and internal controls over financial reporting to support the standard both in the transition period as well as on an on-going basis.
NOTE 2. CHANGES IN BUSINESS

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

On January 9, 2017, the Company completed the purchase of substantially all of the assets of Associated Steel Workers, Limited ("ASW"), a steel fabrication facility in Kapolei, Hawaii. This acquisition continues the vertical integration model of the Company by extending its geographic reach, establishing a fabrication operation in Hawaii and expanding its presence in the Hawaiian market. The operating results of this facility are included in the Americas Fabrication reporting segment.

On March 6, 2017, the Company completed the purchase of certain assets from OmniSource Corporation, a wholly-owned subsidiary of Steel Dynamics, Inc., consisting of seven recycling facilities located in the southeast United States (the "Recycling Assets"), which are in close proximity to CMC’s minimill in Cayce, South Carolina. These facilities provide synergies with CMC's other operations in the region. The operating results of these facilities are included in the Americas Recycling reporting segment.

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

Financial information for discontinued operations was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2017	2016	2017	2016
Net sales	$—	$12,321	$(22)	$33,828
Loss from discontinued operations before income taxes (benefit)	(351)	(15,785)	(542)	(16,803)
NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended May 31, 2017
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, February 28, 2017	$(124,235)	$2,108	$(2,863)	$(124,990)
Other comprehensive income before reclassifications	27,109	368	—	27,477
Amounts reclassified from AOCI	968	(459)	(11)	498
Income taxes	—	12	2	14
Net other comprehensive income (loss)	28,077	(79)	(9)	27,989
Balance, May 31, 2017	$(96,158)	$2,029	$(2,872)	$(97,001)

	Nine Months Ended May 31, 2017
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2016	$(112,255)	$2,186	$(2,845)	$(112,914)
Other comprehensive income before reclassifications	15,129	926	—	16,055
Amounts reclassified from AOCI	968	(1,090)	(33)	(155)
Income taxes	—	7	6	13
Net other comprehensive income (loss)	16,097	(157)	(27)	15,913
Balance, May 31, 2017	$(96,158)	$2,029	$(2,872)	$(97,001)

	Three Months Ended May 31, 2016
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, February 29, 2016	$(130,865)	$2,616	$(2,762)	$(131,011)
Other comprehensive income (loss) before reclassifications	3,817	(16)	—	3,801
Amounts reclassified from AOCI	—	21	(2)	19
Income taxes	—	11	—	11
Net other comprehensive income (loss)	3,817	16	(2)	3,831
Balance, May 31, 2016	$(127,048)	$2,632	$(2,764)	$(127,180)

	Nine Months Ended May 31, 2016
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2015	$(113,081)	$2,305	$(2,759)	$(113,535)
Other comprehensive income (loss) before reclassifications	(13,967)	543	—	(13,424)
Amounts reclassified from AOCI	—	(230)	(6)	(236)
Income taxes	—	14	1	15
Net other comprehensive income (loss)	(13,967)	327	(5)	(13,645)
Balance, May 31, 2016	$(127,048)	$2,632	$(2,764)	$(127,180)

The significant items reclassified out of AOCI and the corresponding line items in the unaudited condensed consolidated statements of earnings to which the items were reclassified were as follows:

		Three Months Ended May 31,		Nine Months Ended May 31,
Components of AOCI (in thousands)	Location	2017	2016	2017	2016
Foreign currency translation adjustment:
Translation loss realized upon liquidation of investment in foreign entity	SG&A expenses	$968	$—	$968	$—
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$94	$(263)	$(31)	$(373)
Foreign exchange	Net sales	124	(168)	368	(561)
Foreign exchange	Cost of goods sold	19	223	(25)	641
Foreign exchange	SG&A expenses	88	53	378	123
Interest rate	Interest expense	134	134	400	400
		459	(21)	1,090	230
Income tax effect	Income taxes	(126)	(11)	(237)	(88)
Net of income taxes		$333	$(32)	$853	$142
Defined benefit obligation:
Amortization of prior services	SG&A expenses	$11	$2	$33	$6
Income tax effect	Income taxes	(2)	—	(6)	(1)
Net of income taxes		$9	$2	$27	$5
Amounts in parentheses reduce earnings.

NOTE 4. SALES OF ACCOUNTS RECEIVABLE

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

At May 31, 2017 and August 31, 2016, under its U.S. sale of trade accounts receivable program, the Company had sold $307.3 million and $215.9 million of trade accounts receivable, respectively, to the financial institutions, with no advance payments outstanding.

In addition to the U.S. sale of trade accounts receivable program described above, the Company's international subsidiaries in Poland and Australia have sold trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy and are removed from the consolidated balance sheets. The Polish program has a facility limit of 220.0 million Polish zloty ($59.1 million as of May 31, 2017) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. Under the Polish and Australian programs, the cash advances received were reflected as cash provided by operating activities on the Company's unaudited condensed consolidated statements of cash flows. In October 2016, the Company's existing Australian program expired, and the Company did not enter into a new program.

At May 31, 2017, under its Polish program, the Company had sold $64.2 million of trade accounts receivable to the third-party financial institution. At August 31, 2016, under its Polish and Australian programs, the Company had sold $85.7 million of trade accounts receivable to third-party financial institutions. At May 31, 2017 and August 31, 2016, $3.9 million and $8.3 million in advance payments had been received, respectively.

During the nine months ended May 31, 2017 and 2016, cash proceeds from the U.S. and international sale of trade accounts receivable programs were $246.0 million and $280.7 million, respectively, and cash payments to the owners of trade accounts receivable were $250.3 million and $279.2 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of trade accounts receivable were $0.2 million and $0.7 million for the three and nine months ended May 31, 2017, respectively, and $0.4 million and $1.2 million for the three and nine months ended May 31, 2016, respectively, and are included in selling, general and administrative expenses in the Company's unaudited condensed consolidated statements of earnings.

As of May 31, 2017 and August 31, 2016, the deferred purchase price on the Company's U.S. and international sale of trade accounts receivable programs is included in accounts receivable on the Company's unaudited condensed consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of trade accounts receivable programs.

	Three Months Ended May 31, 2017
(in thousands)	Total	U.S.	Poland
Beginning balance	$312,446	$258,719	$53,727
Transfers of accounts receivable	777,104	671,429	105,675
Collections	(725,336)	(626,182)	(99,154)
Ending balance	$364,214	$303,966	$60,248

	Nine Months Ended May 31, 2017
(in thousands)	Total	U.S.	Australia*	Poland
Beginning balance	$289,748	$212,762	$26,662	$50,324
Transfers of accounts receivable	1,977,546	1,702,584	16,914	258,048
Collections	(1,869,163)	(1,611,380)	(9,659)	(248,124)
Program termination	(33,917)	—	(33,917)	—
Ending balance	$364,214	$303,966	$—	$60,248
 _________________
* Includes collections of $3.7 million and program termination of $1.6 million related to discontinued operations and businesses sold.

	Three Months Ended May 31, 2016
(in thousands)	Total	U.S.	Australia**	Poland
Beginning balance	$231,874	$193,035	$13,383	$25,456
Transfers of accounts receivable	636,929	513,169	47,110	76,650
Collections	(608,292)	(498,529)	(41,522)	(68,241)
Ending balance	$260,511	$207,675	$18,971	$33,865
_________________
** Includes transfers of accounts receivable of $13.6 million and collections of $12.3 million related to discontinued operations and businesses held for sale.

	Nine Months Ended May 31, 2016
(in thousands)	Total	U.S.	Australia***	Poland
Beginning balance	$339,547	$269,778	$18,038	$51,731
Transfers of accounts receivable	1,763,122	1,432,592	130,440	200,090
Collections	(1,842,158)	(1,494,695)	(129,507)	(217,956)
Ending balance	$260,511	$207,675	$18,971	$33,865
 _________________
*** Includes transfers of accounts receivable of $37.0 million and collections of $49.1 million related to discontinued operations and businesses held for sale.
NOTE 5. INVENTORIES, NET

As of May 31, 2017 and August 31, 2016, inventories were stated at the lower of cost or net realizable value. The Company determines inventory cost for its Americas Recycling, Americas Mills, Americas Fabrication and International Mill segments using the weighted average cost method. The Company determines inventory cost for its International Marketing and Distribution segment using the specific identification method. At May 31, 2017, 64% of the Company's total net inventories were valued using the weighted average cost method and 36% of the Company's total net inventories were valued using the specification identification method.

The majority of the Company's inventories are in the form of semi-finished and finished goods. The Company’s business model, with the exception of the International Marketing and Distribution segment, is such that products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. Inventories in the International Marketing and Distribution segment are sold as finished goods. As such, work in process inventories were not material at May 31, 2017 and August 31, 2016. At May 31, 2017 and August 31, 2016, $141.2 million and $77.9 million, respectively, of the Company's inventories were in the form of raw materials.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Goodwill, gross
Balance at August 31, 2016	$9,751	$4,970	$57,637	$2,432	$1,982	$76,772
Acquisitions	—	—	306	—	—	306
Foreign currency translation	—	—	—	123	(30)	93
Balance at May 31, 2017	$9,751	$4,970	$57,943	$2,555	$1,952	$77,171

Accumulated impairment losses
Balance at August 31, 2016	$(9,751)	$—	$(493)	$(155)	$—	$(10,399)
Foreign currency translation	—	—	—	(8)	—	(8)
Balance at May 31, 2017	$(9,751)	$—	$(493)	$(163)	$—	$(10,407)

Goodwill, net
Balance at August 31, 2016	$—	$4,970	$57,144	$2,277	$1,982	$66,373
Acquisitions	—	—	306	—	—	306
Foreign currency translation	—	—	—	115	(30)	85
Balance at May 31, 2017	$—	$4,970	$57,450	$2,392	$1,952	$66,764

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $20.5 million and $18.6 million at May 31, 2017 and August 31, 2016, respectively, and are included in other noncurrent assets on the Company's unaudited condensed consolidated balance sheets. Intangible amortization expense from continuing operations was $0.9 million and $1.9 million for the three and nine months ended May 31, 2017, respectively, and $1.0 million and $3.1 million for the three and nine months ended May 31, 2016, respectively. Excluding goodwill, there are no significant intangible assets with indefinite lives.
NOTE 7. CREDIT ARRANGEMENTS

The Company has a fourth amended and restated credit agreement (the "Credit Agreement") for a revolving credit facility of $350.0 million with a maturity date of June 26, 2019. The maximum availability under the Credit Agreement can be increased to $500.0 million with bank approval. The Company's obligation under its Credit Agreement is collateralized by its U.S. inventory. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $3.0 million at both May 31, 2017 and August 31, 2016. The Company had no amounts drawn under the Credit Agreement at May 31, 2017 and August 31, 2016.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. At May 31, 2017, the Company's interest coverage ratio was 5.98 to 1.00, and the Company's debt to capitalization ratio was 0.43 to 1.00. In addition, beginning on the date three months prior to each maturity date of the Company's 2017 Notes and 2018 Notes, as defined below, and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, the Company will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. At May 31, 2017, the Company had sufficient liquidity and was in compliance with this covenant. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the London Interbank Offered Rate ("LIBOR").

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Interest on the 2023 Notes is payable semiannually.

In August 2008, the Company issued $500.0 million of 7.35% senior unsecured notes due in August 2018 (the "2018 Notes"). During the third quarter of fiscal 2010, the Company entered into hedging transactions which reduced the Company's effective interest rate on these notes to 6.40% per annum. Interest on these notes is payable semiannually. In February 2016, the Company accepted for purchase approximately $100.2 million of the outstanding principal amount of its 2018 Notes through a cash tender offer. The Company recognized expenses of approximately $6.1 million related to the early extinguishment of this debt, which are included in loss on debt extinguishment in the unaudited condensed consolidated statements of earnings for the three and nine months ended May 31, 2016.

In July 2007, the Company issued $400.0 million of 6.50% senior unsecured notes due in July 2017 (the "2017 Notes"). During the third quarter of fiscal 2011, the Company entered into hedging transactions which reduced the Company's effective interest rate on these notes to 5.74% per annum. Interest on these notes is payable semiannually. In February 2016, the Company accepted for purchase $100.0 million of the outstanding principal amount of its 2017 Notes though a cash tender offer. The Company recognized expenses of approximately $5.4 million related to the early extinguishment of this debt, which are included in loss on debt extinguishment in the unaudited condensed consolidated statements of earnings for the three and nine months ended May 31, 2016.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and is being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At May 31, 2017 and August 31, 2016, the unamortized amounts were $5.9 million and $11.6 million, respectively. Amortization of the deferred gain for each of the three and nine months ended May 31, 2017 and 2016 was $1.9 million and $5.7 million, respectively.

At May 31, 2017, the Company was in compliance with all covenants contained in its debt agreements.

Long-term debt, including the deferred gain from the termination of the interest rate swaps, was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2017	May 31, 2017	August 31, 2016
2023 Notes	4.875%	$330,000	$330,000
2018 Notes	6.40%	405,406	408,874
2017 Notes	5.74%	300,372	302,601
Other, including equipment notes		30,984	34,166
Total debt		1,066,762	1,075,641
Less debt issuance costs		3,432	4,224
Total amounts outstanding		1,063,330	1,071,417
Less current maturities		311,654	313,469
Long-term debt		$751,676	$757,948

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

At both May 31, 2017 and August 31, 2016, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 175 million ($47.0 million as of May 31, 2017). The uncommitted credit facilities as of May 31, 2017 have expiration dates ranging from November 2017 to March 2018, which CMCP intends to renew upon expiration. At May 31, 2017 and August 31, 2016, no amounts were outstanding under these facilities. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, which totaled $1.5 million at both May 31, 2017 and August 31, 2016. During the nine months ended May 31, 2017 and 2016, CMCP had no borrowings and no repayments under its uncommitted credit facilities.

The Company capitalized $2.9 million and $6.6 million of interest in the cost of property, plant and equipment during the three and nine months ended May 31, 2017, respectively, and $0.6 million and $1.6 million for the three and nine months ended May 31, 2016, respectively. Cash paid for interest during the three and nine months ended May 31, 2017 was $8.3 million and $41.4 million, respectively, and $9.1 million and $50.0 million during the three and nine months ended May 31, 2016, respectively.

NOTE 8. NEW MARKETS TAX CREDIT TRANSACTIONS

The Company, through its wholly-owned subsidiary, CMC Steel Oklahoma, LLC ("CMC Steel OK"), is in the process of constructing a minimill with an expected commissioning date in late calendar year 2017. Additionally, the Company, through its wholly-owned subsidiary, CMC Post Oklahoma, LLC ("CMC Post OK"), is in the process of constructing a T-post shop with an expected commissioning date in the summer of 2018. Both projects are located in Durant, Oklahoma. In connection with these projects, the Company entered into transactions that qualified through the New Markets Tax Credit program provided for in the Community Renewal Tax Relief Act of 2000 (the "NMTC Program"), as the minimill and T-post shop will be located in a zone designated by the IRS as eligible for the NMTC Program and are considered eligible business activities for the NMTC Program. Under the NMTC Program, an investor that makes a capital investment, which, in turn, together with leverage loan sources, is used to make a Qualifying Equity Investment (a "QEI") in an entity that (a) qualifies as a Community Development Entity ("CDE"), (b) has applied for and been granted an allocation of a portion of the total federal funds available to fund the credits (an "NMTC Allocation") and (c) uses a minimum specified portion of the QEI to make a Qualified Low Income Community Investment up to the maximum amount of the CDE’s NMTC Allocation will be entitled to claim, over a period of seven years, federal nonrefundable tax credits in an amount equal to 39% of the QEI amount (an "NMTC"). NMTCs are subject to 100% recapture for a period of seven years (the "Recapture Period") as provided in the Internal Revenue Code.

Minimill NMTC Transaction

In the second quarter of fiscal 2016, certain of the Company's subsidiaries entered into an NMTC transaction with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"), related to the development, construction and equipping of a new minimill in Durant, Oklahoma (the "Minimill Project"). To effect the transaction, USBCDC made a $17.7 million capital contribution ("the USBCDC Equity") to USBCDC Investment Fund 156, LLC, a Missouri limited liability company (the "Investment Fund"). Additionally, Commonwealth Acquisition Holdings, Inc., a wholly-owned subsidiary of the Company ("Commonwealth"), made a $35.3 million loan to the Investment Fund at an interest rate of approximately 1.08% per year with a maturity date of December 24, 2045 (the "Commonwealth Mill Loan"). The Investment Fund used $51.5 million of the proceeds received from the Commonwealth Mill Loan and the USBCDC Equity to make QEIs into CDEs, which, in turn, used $50.7 million of the QEIs to make loans to CMC Steel OK with terms similar to the Commonwealth Mill Loan and as partial financing for the Minimill Project. The proceeds of the loans from the CDEs were recorded as restricted cash and included in other current assets in the accompanying unaudited condensed consolidated balance sheets. In connection with this NMTC transaction, CMC Steel OK spent $21.0 million for qualified construction, development, and equipping activities for the Minimill Project during the nine months ended May 31, 2017. The balance remaining in restricted cash was $0.7 million at May 31, 2017.

Post Shop NMTC Transaction

In the third quarter of fiscal 2017, certain of the Company's subsidiaries entered into a second NMTC transaction with USBCDC, related to the development, construction and equipping of a new T-post shop in Durant, Oklahoma (the "Post Shop Project"). To effect the transaction, USBCDC made capital contributions to Twain Investment Fund 219, LLC (the "Fund 219"), and Twain Investment Fund 222 (the "Fund 222"), both Missouri limited liability companies, in the amounts of $2.8 million (the "USBCDC Fund 219 Equity") and $2.2 million (the "USBCDC Fund 222 Equity"), respectively. Additionally, Commonwealth made a $10.4 million loan to Fund 219 at an interest rate of approximately 1.16% per year with a maturity date of March 23, 2047 (the "Commonwealth Post Shop Loan"). Fund 219 used $12.8 million of the proceeds received from the Commonwealth Post Shop Loan and the USBCDC Fund 219 Equity to make a QEI into a CDE, which, in turn, used $12.6 million of the QEI to make a loan to CMC Post OK with terms similar to the Commonwealth Post Shop Loan and as partial financing for the Post Shop Project. Additionally, Fund 222 used $2.2 million of the proceeds received from the USBCDC Fund 222 Equity to make a QEI into a CDE, which, in turn, used $2.1 million of the QEI to make a loan to CMC Post OK. The proceeds of the loans from the CDEs were recorded as restricted cash and included in other current assets in the accompanying unaudited condensed consolidated balance sheet. In connection with this NMTC transaction, CMC Post OK spent $0.8 million for qualified construction, development, and equipping activities for the Post Shop Project during the nine months ended May 31, 2017. The balance remaining in restricted cash was $13.3 million at May 31, 2017.

Variable Interest Entities

By virtue of its capital contributions to the Investment Fund and the Fund 219, USBCDC is entitled to substantially all of the benefits derived from the NMTCs. These transactions include a put/call provision whereby the Company may be obligated or entitled to repurchase USBCDC’s interest in the Investment Fund and the Fund 219 at the end of the Recapture Period. The Company believes USBCDC will exercise the put options in 2022 and 2025, respectively, following the end of the respective Recapture Periods. The value attributed to the put/call is de minimis. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC transactions. Non-compliance with applicable requirements could result in unrealized projected tax benefits and, therefore, could require the Company to indemnify USBCDC for any loss or recapture of NMTCs related to the financing until such time as the Company's obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with these transactions.

The Company has determined that the Investment Fund and Fund 219 are variable interest entities ("VIEs"), of which the Company is the primary beneficiary and has consolidated them in accordance with Accounting Standards Codification Topic 810, Consolidation. USBCDC’s contributions are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. Direct costs incurred in structuring the transactions were deferred and are recognized as expense over each seven year recapture period. Incremental costs to maintain the structures during the compliance periods are recognized as incurred.

The Company has determined that Fund 222 is a VIE, of which the Company is not the primary beneficiary and has therefore treated the QEI of $2.1 million from Fund 222 as debt. The debt is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet as of May 31, 2017.
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

At May 31, 2017, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $262.8 million and $36.9 million, respectively. At May 31, 2016, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $290.0 million and $23.0 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of May 31, 2017:

Commodity	Long/Short	Total
Aluminum	Long	1,925	MT
Aluminum	Short	25	MT
Copper	Long	555	MT
Copper	Short	5,250	MT
Zinc	Long	7	MT
 _________________
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's unaudited condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three and nine months ended May 31, 2017 and May 31, 2016. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the unaudited condensed consolidated statements of earnings:

		Three Months Ended May 31,		Nine Months Ended May 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2017	2016	2017	2016
Commodity	Cost of goods sold	$1,654	$224	$(3,121)	$2,172
Foreign exchange	Net sales	(2)	—	(2)	(4)
Foreign exchange	Cost of goods sold	(5)	(9)	(38)	72
Foreign exchange	SG&A expenses	(1,076)	(6,304)	2,295	9,410
Gain (loss) before income taxes		$571	$(6,089)	$(866)	$11,650

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives for the three months ended May 31,		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedge items for the three months ended May 31,
		2017	2016		2017	2016
Foreign exchange	Net sales	$(102)	$(122)	Net sales	$102	$122
Foreign exchange	Cost of goods sold	1,042	901	Cost of goods sold	(1,042)	(901)
Gain (loss) before income taxes		$940	$779		$(940)	$(779)

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives for the nine months ended May 31,		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedge items for the nine months ended May 31,
		2017	2016		2017	2016
Foreign exchange	Net sales	$(58)	$(39)	Net sales	$58	$39
Foreign exchange	Cost of goods sold	435	90	Cost of goods sold	(435)	(90)
Gain (loss) before income taxes		$377	$51		$(377)	$(51)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in AOCI (Loss) (in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Commodity	$(9)	$(56)	$208	$(280)
Foreign exchange	263	40	488	749
Gain (loss), net of income taxes	$254	$(16)	$696	$469

Refer to Note 3, Accumulated Other Comprehensive Income (Loss), of the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q for the effective portion of derivatives designated as cash flow hedging instruments reclassified from AOCI.

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's unaudited condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at May 31, 2017 and August 31, 2016. The fair value of the Company's derivative instruments on the unaudited condensed consolidated balance sheets was as follows:

Derivative Assets (in thousands)	May 31, 2017	August 31, 2016
Commodity — designated for hedge accounting	$13	$4
Commodity — not designated for hedge accounting	324	584
Foreign exchange — designated for hedge accounting	606	1,398
Foreign exchange — not designated for hedge accounting	2,374	750
Derivative assets (other current assets)*	$3,317	$2,736

Derivative Liabilities (in thousands)	May 31, 2017	August 31, 2016
Commodity — designated for hedge accounting	$—	$5
Commodity — not designated for hedge accounting	238	117
Foreign exchange — designated for hedge accounting	101	902
Foreign exchange — not designated for hedge accounting	1,805	1,161
Derivative liabilities (accrued expenses and other payables)*	$2,144	$2,185
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of May 31, 2017, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months. All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	May 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$230,025	$230,025	$—	$—
Commodity derivative assets (2)	337	324	13	—
Foreign exchange derivative assets (2)	2,980	—	2,980	—
Liabilities:
Commodity derivative liabilities (2)	238	238	—	—
Foreign exchange derivative liabilities (2)	1,906	—	1,906	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$278,759	$278,759	$—	$—
Commodity derivative assets (2)	588	584	4	—
Foreign exchange derivative assets (2)	2,148	—	2,148	—
Liabilities:
Commodity derivative liabilities (2)	122	117	5	—
Foreign exchange derivative liabilities (2)	2,063	—	2,063	—
 _________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.

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

There were no material non-recurring fair value remeasurements during the three and nine months ended May 31, 2017. On June 10, 2016, the Company, through its wholly-owned Australian subsidiary, G.A.M. Steel Pty. Ltd., signed a definitive asset sale agreement to sell its remaining steel distribution assets located in Australia. For the third quarter of fiscal 2016, the Company recorded an impairment charge of $15.8 million, including the impact of an approximate $13.5 million accumulated foreign currency translation loss, on this remaining component of the Australian steel distribution business that was classified as held for sale at May 31, 2016 and as discontinued operations during the three and nine months ended May 31, 2016. After consideration of the impairment charge, the fair value, less costs to sell, of this component was $10.4 million at May 31, 2016. The signed definitive asset sale agreement (Level 3) was the basis for the determination of fair value of this component. There were no other material non-recurring fair value measurements during the three and nine months ended May 31, 2016.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the unaudited condensed consolidated balance sheets were as follows:

		May 31, 2017		August 31, 2016
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Notes (1)	Level 2	$330,000	$333,630	$330,000	$332,010
2018 Notes (1)	Level 2	405,406	424,007	408,874	432,303
2017 Notes (1)	Level 2	300,372	301,230	302,601	311,250
_________________
(1) The fair value of the notes is determined based on indicated market values.
NOTE 11. INCOME TAX

The Company's effective income tax rate from continuing operations for the three and nine months ended May 31, 2017 was 24.2% and 24.9%, respectively, compared with 23.3% and 25.5% for the three and nine months ended May 31, 2016, respectively. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. Several factors determine the Company's effective tax rate, including the mix and amount of global earnings, the impact of loss companies for which no tax benefit is available due to valuation allowances, audit related adjustments, and the impact of permanent tax adjustments.

For the three and nine months ended May 31, 2017 and 2016, the tax rate was lower than the statutory income tax rate of 35%. Items that impacted the effective tax rate included:

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

In addition, the Company recorded a benefit as a result of a favorable adjustment related to its IRS exam in fiscal 2016, further impacting the rate in fiscal 2016.

The Company’s tax expense related to discontinued operations is not material with respect to the three and nine months ended May 31, 2017 and 2016.

The Company made net payments of $28.2 million and $36.0 million for income taxes during the nine months ended May 31, 2017 and 2016, respectively.

As of May 31, 2017 and August 31, 2016, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $9.3 million and $9.5 million, exclusive of interest and penalties.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense. For the three and nine months ended May 31, 2017, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending May 31, 2018, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $9.3 million, which would reduce the provision for income taxes by $9.3 million.

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
Foreign — 2009 and forward

During the fiscal year ended August 31, 2016, the Company completed an IRS exam for the years 2009 through 2011 and received confirmation from the United States Congress Joint Committee on Taxation that all matters were settled with the exception of R&D credits, which are still under review. In addition, the Company is under examination by certain state revenue authorities for the years 2009 through 2015. Management believes the Company's recorded income tax liabilities as of May 31, 2017 sufficiently reflect the anticipated outcome of these examinations.
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

During the nine months ended May 31, 2017 and 2016, the Company granted the following awards under its stock-based compensation plans:

	2017		2016
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity Method	916	$16.04	1,613	$15.83
Liability Method	915	N/A	465	N/A

During the first quarter of fiscal 2017, certain restricted stock units and performance stock units that were previously accounted for under the equity method were modified to allow optionality related to the net share settlement feature, which resulted in accounting for these awards under the liability method. The fair value of liability awards is remeasured each reporting period and is recognized ratably over the service period. During the three and nine months ended May 31, 2017, the Company recorded income of $2.0 million and expense of $2.7 million as a result of the modification and the impact of the change in stock value on liability-treated awards, compared to immaterial mark-to-market adjustments for the three and nine months ended May 31, 2016. As of May 31, 2017, the Company had 2.1 million equivalent shares accounted for under the liability method outstanding. The Company expects 2.0 million equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of earnings:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2017	2016	2017	2016
Stock-based compensation expense	$3,560	$6,783	$19,716	$19,889

NOTE 13. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE ATTRIBUTABLE TO CMC

The calculations of basic and diluted earnings per share from continuing operations for the three and nine months ended May 31, 2017 and May 31, 2016 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2017	2016	2017	2016
Earnings from continuing operations attributable to CMC	$39,609	$35,111	$76,422	$71,593

Basic earnings per share:
Shares outstanding for basic earnings per share	115,886,372	114,677,109	115,574,289	115,373,736

Basic earnings per share attributable to CMC	$0.34	$0.31	$0.66	$0.62

Diluted earnings per share:
Shares outstanding for basic earnings per share	115,886,372	114,677,109	115,574,289	115,373,736
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,318,997	1,318,406	1,513,052	1,384,980
Shares outstanding for diluted earnings per share	117,205,369	115,995,515	117,087,341	116,758,716

Diluted earnings per share attributable to CMC	$0.34	$0.30	$0.65	$0.61

Anti-dilutive shares not included above	—	295,107	—	295,107

CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of CMC common stock. CMC did not purchase any shares of CMC common stock during the three and nine months ended May 31, 2017 and three months ended May 31, 2016. During the nine months ended May 31, 2016, CMC purchased 2.3 million shares of CMC common stock at an average purchase price of $13.57 per share. CMC had remaining authorization to purchase $27.6 million of common stock at May 31, 2017.
NOTE 14. COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company regularly enters into future purchase commitments for materials, supplies, services and fixed assets related to ongoing operations. Approximately 76% of these purchase obligations are for inventory items to be sold in the ordinary course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because management is unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures. These future purchase commitments are summarized below:

Twelve Months Ending May 31,	(in thousands)
2018	$762,998
2019	88,483
2020	53,444
2021	32,266
2022	7,210
Thereafter	9,721
Total	$954,122

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
The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both May 31, 2017 and August 31, 2016, the Company had accrued $0.7 million for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including with respect to CERCLA sites, were $4.0 million and $3.3 million as of May 31, 2017 and August 31, 2016, respectively, of which $2.1 million was classified as other long-term liabilities as of both May 31, 2017 and August 31, 2016. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
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

The financial information presented for the International Marketing and Distribution segment excludes the operations of the Australian steel distribution business. This operation has been classified as discontinued operations in the consolidated statements of earnings. See Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for more information.

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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended May 31, 2017
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$247,896	$243,934	$377,188	$167,399	$344,290	$1,909	$—	$1,382,616
Intersegment sales	46,270	183,342	2,788	230	2,823	—	(235,453)	—
Net sales	294,166	427,276	379,976	167,629	347,113	1,909	(235,453)	1,382,616
Adjusted operating profit (loss) from continuing operations	9,286	50,734	1,808	12,953	10,164	(20,880)	783	64,848

	Nine Months Ended May 31, 2017
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$590,760	$667,872	$1,013,847	$435,714	$891,606	$7,501	$—	$3,607,300
Intersegment sales	103,442	483,162	8,355	621	5,962	—	(601,542)	—
Net sales	694,202	1,151,034	1,022,202	436,335	897,568	7,501	(601,542)	3,607,300
Adjusted operating profit (loss) from continuing operations	11,954	139,002	9,025	32,356	15,341	(67,210)	3	140,471
Total assets as of May 31, 2017*	282,042	919,923	706,319	431,284	637,953	871,040	(574,398)	3,274,163

	Three Months Ended May 31, 2016
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$156,352	$227,736	$382,607	$141,043	$315,067	$4,585	$—	$1,227,390
Intersegment sales	26,125	168,745	2,473	395	4,537	—	(202,275)	—
Net sales	182,477	396,481	385,080	141,438	319,604	4,585	(202,275)	1,227,390
Adjusted operating profit (loss) from continuing operations	(1,978)	54,976	22,794	5,467	892	(22,542)	1,331	60,940

	Nine Months Ended May 31, 2016
	Americas			International
	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$430,829	$634,926	$1,096,049	$368,949	$867,084	$4,109	$—	$3,401,946
Intersegment sales	79,201	482,516	7,489	395	12,433	—	(582,034)	—
Net sales	510,030	1,117,442	1,103,538	369,344	879,517	4,109	(582,034)	3,401,946
Adjusted operating profit (loss) from continuing operations	(16,171)	164,739	58,964	10,189	(3,570)	(69,415)	2,233	146,969
Total assets as of August 31, 2016*	188,873	798,481	659,165	372,492	564,068	1,034,053	(493,050)	3,124,082
 _________________
* Excludes total assets from discontinued operations of $0.4 million at May 31, 2017 and $6.8 million at August 31, 2016.

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2017	2016	2017	2016
Earnings from continuing operations	$39,609	$35,111	$76,422	$71,593
Income taxes	12,641	10,676	25,284	24,512
Interest expense	12,368	14,737	38,108	49,666
Discounts on sales of accounts receivable	230	416	657	1,198
Adjusted operating profit from continuing operations	$64,848	$60,940	$140,471	$146,969
NOTE 16. SUBSEQUENT EVENTS

On June 13, 2017, the Company announced its plan to exit its International Marketing and Distribution segment. As an initial step in this plan, on June 12, 2017, the Company entered into a definitive agreement to sell its raw materials trading business headquartered in the U.S. ("CMC Cometals"). The transaction is expected to close in the fourth quarter of fiscal 2017 and is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, approval of regulatory authorities. The purchase agreement also contains customary representations, warranties, covenants, including covenants not to compete and non-solicitation covenants, indemnities and termination rights. In addition, the Company announced its plan to pursue a sale of its steel trading business headquartered in the U.S., as well as a restructuring and sale of the remaining trading operations located in Asia and Australia. CMC Cometals is expected to be classified in discontinued operations beginning in the fourth quarter of fiscal 2017. The remainder of the International Marketing and Distribution segment is expected to be classified in discontinued operations either upon meeting the criteria to be classified as held for sale or upon the wind-down of each operation.

On June 23, 2017, the Company entered into a second amendment to its fourth amended and restated credit agreement (the “Amended Credit Agreement”), to, among other things, extend the maturity of the Credit Agreement to June 23, 2022 and provide for a senior secured term loan in the maximum principal amount of $150.0 million (the "Term Loan"). The Term Loan will mature in June 2022, will generally bear interest on the same terms and conditions of the Credit Agreement, and can be drawn upon only once during its term and only during the first 270 days of the term. The Company intends to use the proceeds of the Term Loan for general corporate purposes, including, without limitation, funding the repayment of the Company’s outstanding 2017 Notes.

On June 23, 2017, the Company entered into a third amendment to the Amended Credit Agreement to further amend the Credit Agreement to permit, among other things, the disposal of the International Marketing and Distribution segment, as described above.

On June 26, 2017, the Company announced a cash tender offer (the "Tender Offer") to purchase up to $300.0 million of its remaining $399.8 million of 7.35% Senior Notes due August 2018. The Tender Offer is expected to close in July 2017. In addition, the Company announced its plan to issue $300.0 million of Senior Notes due 2027 (the "2027 Notes"). The offering is expected to close in July 2017. The Company intends to use the net proceeds from the issuance of the 2027 Notes to fund the repurchase of a portion of the Company’s outstanding 2018 Notes in the Tender Offer and to redeem from available cash any remaining 2018 Notes that are not tendered following the Tender Offer's expiration, in each case together with accrued interest and expenses related thereto.
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
CRITICAL ACCOUNTING POLICIES

In the second quarter of fiscal 2017, we adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718), issued by the Financial Accounting Standards Board (the "FASB") requiring recognition of all excess tax benefits and tax deficiencies as an income tax expense or benefit when stock awards vest or are settled. Additionally, the guidance allows for an increase in the threshold for net share settlement up to the maximum statutory rate in employees’ applicable jurisdictions without triggering liability classification. The adoption of this guidance had an immaterial impact on income taxes on our consolidated statements of earnings for the three and nine months ended May 31, 2017. Additionally, we elected to continue to estimate forfeitures. As such, this adoption has no cumulative effect on retained earnings. We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively, which had an immaterial impact on both net cash from operating activities and net cash used in financing activities for the nine months ended May 31, 2017. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

There have been no other material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.
RESULTS OF OPERATIONS SUMMARY

Business Overview

As a vertically integrated organization, we recycle, manufacture and market steel and metal products, related materials and services through a network including metal recycling facilities, steel mills, steel fabrication and processing facilities, construction-related product warehouses and marketing and distribution offices in the United States ("U.S.") and in strategic international markets. Our operations are conducted through five business segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations. In the table below, we have included financial measures that were not derived in accordance with accounting principles generally accepted in the United States ("GAAP"). Refer to the reconciliations of adjusted operating profit from continuing operations and adjusted EBITDA from continuing operations, each to earnings from continuing operations, in Non-GAAP Financial Measures at the end of this Item 2.

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2017	2016	2017	2016
Net sales*	$1,382,616	$1,227,390	$3,607,300	$3,401,946
Earnings from continuing operations	39,609	35,111	76,422	71,593
Adjusted operating profit from continuing operations+	64,848	60,940	140,471	146,969
Adjusted EBITDA from continuing operations+	96,947	92,483	233,407	241,271
Diluted net earnings per share attributable to CMC	0.34	0.17	0.65	0.47
 _________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Net sales for the three and nine months ended May 31, 2017 increased $155.2 million, or 13%, and $205.4 million, or 6%, respectively, compared to the corresponding periods in fiscal 2016 primarily due to increasing ferrous scrap prices throughout fiscal 2017, improved demand in the construction and energy markets and increasing average selling prices in Poland due to lower rebar imports. Increasing ferrous scrap prices and improved demand were the primary drivers in the increase to our Americas Recycling segment's net sales and adjusted operating profit, which were up $111.7 million and $11.3 million, respectively, for the third fiscal quarter of 2017 and $184.2 million and $28.1 million, respectively, during the first nine months of fiscal 2017, in each case compared to the corresponding period in fiscal 2016. Average selling prices for our Americas Mills segment during the third quarter of fiscal 2017 increased, which resulted in increases in net sales of $30.8 million and $33.6 million for the three and nine months ended May 31, 2017, respectively. However, the increase in scrap prices outpaced the increase in the average selling price for our Americas Mills segment, which resulted in margin compression for the three and nine months ended May 31, 2017. Additionally, significant imports of low cost rebar led to a decline in average selling price for our Americas Fabrication segment and resulted in a decline in metal margins for both the three and nine months ended May 31, 2017. While Americas Mills and Americas Fabrication segments had margin compression, our vertical integration strategy performed as improved margins in the Americas Recycling segment offset the margin compression of the previously mentioned segments. Additionally, our International Mill segment saw increased average selling prices, which drove net sales and adjusted operating profit up $26.2 million and $7.5 million, respectively, during the third fiscal quarter of 2017 and $67.0 million and $22.2 million, respectively, during the first nine months of fiscal 2017, in each case compared to the corresponding period in fiscal 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased $6.0 million for the three months ended May 31, 2017 and increased $14.1 million for the nine months ended May 31, 2017, in each case compared to the corresponding periods in fiscal 2016. The decrease for the three months ended May 31, 2017 was primarily due to a $3.2 million decrease in employee-related expenses, of which $2.7 million related to mark-to-market adjustment expenses associated with our outstanding equity awards accounted for as liability awards, and a $2.8 million decrease in non-qualified benefit restoration plan expenses. The increase for the nine months ended May 31, 2017 was primarily due to a $7.0 million increase in employee-related expenses, of which $2.5 million related to mark-to-market adjustment expenses associated with our outstanding equity awards accounted for as liability awards, a $4.7 million increase in professional service expenses, and a $4.1 million increase in non-qualified benefit restoration plan expenses.

Interest Expense

Interest expense for the three and nine months ended May 31, 2017 decreased $2.4 million and $11.6 million, respectively, compared to the three and nine months ended May 31, 2016. The effects of increases in capitalized interest due to construction of the steel minimill in Durant, Oklahoma decreased interest expense by $2.3 million and $5.1 million, respectively, for the three and nine months ended May 31, 2017, compared to the three and nine months ended May 31, 2016. Additionally, interest expense during the nine months ended May 31, 2017 decreased $6.4 million compared to the corresponding period in the prior fiscal year due to the partial repayment of long-term notes in the second quarter of fiscal 2016. See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the repayment of long-term notes.

Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended May 31, 2017 was 24.2% and 24.9%, respectively, compared with 23.3% and 25.5% for the three and nine months ended May 31, 2016, respectively. The increase in our effective income tax rate from continuing operations for the three months ended May 31, 2017 is primarily attributable to the discrete benefits recorded during the third quarter of fiscal year 2016, which reduced the effective tax rate for the three months ended May 31, 2016. Our effective income tax rates can also be impacted by state and local taxes as well as by earnings or losses from foreign jurisdictions. State and local taxes are generally consistent over time, while the composition of domestic and foreign earnings can create larger fluctuations in our effective tax rate.

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

Americas Recycling

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2017	2016	2017	2016
Net sales	$294,166	$182,477	$694,202	$510,030
Adjusted operating profit (loss)	9,286	(1,978)	11,954	(16,171)

Average selling price (per short ton)
Ferrous	$264	$210	$236	$182
Nonferrous	2,017	1,708	1,969	1,710

Short tons shipped (in thousands)
Ferrous	590	423	1,416	1,191
Nonferrous	61	49	163	149
Total	651	472	1,579	1,340

Net sales for the three and nine months ended May 31, 2017 increased $111.7 million, or 61%, and $184.2 million, or 36%, respectively, compared to the corresponding periods in fiscal 2016. The increase in net sales for the three months ended May 31, 2017 was due to increases in average ferrous and nonferrous selling prices of $54 and $309 per short ton, respectively, coupled with increases in ferrous and nonferrous tons shipped of 39% and 24%, respectively, in each case compared to the corresponding period in fiscal 2016. Net sales for the nine months ended May 31, 2017 were positively impacted by increases in average ferrous and nonferrous selling prices of $54 and $259 per short ton, respectively, coupled with 19% and 9% increases in ferrous and nonferrous tons shipped, respectively, in each case compared to the corresponding period in the prior fiscal year. The improvements in ferrous and nonferrous tons shipped resulted from strong scrap demand due to increased domestic steel mill capacity utilization along with our acquisition of seven recycling facilities during the third quarter of fiscal 2017. Refer to Note 2, Changes in Business, for further information regarding the acquisition of recycling facilities.

Adjusted operating profit increased $11.3 million and $28.1 million for the three and nine months ended May 31, 2017, respectively, compared to the corresponding periods in fiscal 2016. Adjusted operating profit for the three months ended May 31, 2017 increased primarily due to the increase in ferrous and nonferrous tons shipped discussed above, coupled with a 5% and 8% increase in average ferrous and nonferrous metal margin, respectively, compared to the three months ended May 31, 2016. During the nine months ended May 31, 2017, the increase in ferrous and nonferrous tons shipped discussed above and the 10% and 14% increase in the average ferrous and nonferrous metal margin, respectively, resulted in the increase in adjusted operating profit, in each case compared to the corresponding period in fiscal 2016. The increases in average metal margin for both the three and nine months ended May 31, 2017 were due to the increase in average ferrous and nonferrous selling prices discussed above outpacing the increase in average ferrous and nonferrous material costs. During the three and nine months ended May 31, 2017, labor and employee benefit expenses decreased 15% and 13% per short ton, respectively, compared to the corresponding periods in fiscal 2016 due to the increases in tons shipped discussed above. Adjusted operating loss for the nine months ended May 31, 2016 included a positive insurance settlement of $2.5 million.

Americas Mills

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2017	2016	2017	2016
Net sales	$427,276	$396,481	$1,151,034	$1,117,442
Adjusted operating profit	50,734	54,976	139,002	164,739

Average price (per short ton)
Finished goods selling price	$549	$510	$531	$532
Total sales	540	501	522	522
Cost of ferrous scrap utilized	266	213	239	197
Metal margin	274	288	283	325

Short tons (in thousands)
Melted	670	628	1,941	1,845
Rolled	626	627	1,846	1,758
Shipped	722	724	2,015	1,972

In our Americas Mills segment we include our five domestic steel mills, (four commonly referred to as "minimills," one of which utilizes continuous process technology, and one re-rolling mill), our minimill currently under construction in Oklahoma, and the recycling locations which directly support the steel mills.

Net sales for the three and nine months ended May 31, 2017 increased $30.8 million, or 8%, and $33.6 million, or 3%, respectively, compared to the corresponding periods in fiscal 2016. The increase in net sales for the three months ended May 31, 2017 was due to an increase in average selling price of $39 per short ton compared to the corresponding period in fiscal 2016. Net sales for the nine months ended May 31, 2017 increased due to a 2% increase in tons shipped compared to the nine months ended May 31, 2016 due to stronger end market demand.

Adjusted operating profit for the three and nine months ended May 31, 2017 decreased $4.2 million and $25.7 million, respectively, compared to the corresponding periods in fiscal 2016. During the three and nine months ended May 31, 2017, average metal margin decreased $14 per short ton and $42 per short ton, respectively, as average selling prices lagged ferrous scrap cost increases. Additionally, during the three and nine months ended May 31, 2017, expenses related to the construction of the new minimill in Oklahoma increased $2.9 million and $7.3 million, respectively, compared to the corresponding periods in fiscal 2016. Partially offsetting margin compression during the nine months ended May 31, 2017 was a $3.3 million decrease in repairs and maintenance expenses due to variances in the timing and amounts of routine maintenance and equipment enhancements conducted in the normal course of business.

Americas Fabrication

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2017	2016	2017	2016
Net sales	$379,976	$385,080	$1,022,202	$1,103,538
Adjusted operating profit	1,808	22,794	9,025	58,964

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$741	$789	$737	$819
Structural	2,049	2,136	2,136	2,244
Post	848	849	840	858

Short tons shipped (in thousands)
Rebar	275	270	749	744
Structural	7	10	19	24
Post	28	30	68	73

Net sales for the three and nine months ended May 31, 2017 decreased $5.1 million, or 1%, and $81.3 million, or 7%, respectively, compared to the corresponding periods in fiscal 2016. The decrease in net sales for the three months ended May 31, 2017 was primarily due to decreases in the average selling prices of our primary product lines, coupled with a 30% decrease in structural shipments. For the nine months ended May 31, 2017, the decline in net sales was due to decreases in the average selling prices for our primary product lines, coupled with a 21% and 7% decrease in structural and post tons shipped, respectively, compared to the corresponding period in fiscal 2016. Aggressive competition spurred by significant imports of low cost rebar over the past few quarters negatively impacted the average composite selling price of projects running through our fabrication backlog during the three and nine months ended May 31, 2017.

Adjusted operating profit for the three and nine months ended May 31, 2017 decreased $21.0 million and $49.9 million, respectively, compared to the corresponding periods in fiscal 2016. The decreases in adjusted operating profit for the three and nine months ended May 31, 2017 were primarily due to decreases in average composite metal margin of 22% and 18%, respectively, as the average composite selling price decreased faster than the decrease in average composite material cost, compared to the corresponding periods in the prior fiscal year. This segment benefited from a $2.4 million gain on the sale of fixed assets during the first quarter of fiscal 2016.

International Mill

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2017	2016	2017	2016
Net sales	$167,629	$141,438	$436,335	$369,344
Adjusted operating profit	12,953	5,467	32,356	10,189

Average price (per short ton)
Total sales	$443	$378	$415	$382
Cost of ferrous scrap utilized	253	187	229	190
Metal margin	190	191	186	192

Short tons (in thousands)
Melted	380	289	1,066	970
Rolled	326	296	948	895
Shipped	354	353	983	913

Net sales for the three and nine months ended May 31, 2017 increased $26.2 million, or 19%, and $67.0 million, or 18%, respectively, compared to the corresponding periods in fiscal 2016. The increase in net sales for the three months ended May 31, 2017 was primarily due to a 17% increase in average selling price. The increase in net sales for the nine months ended May 31, 2017 was primarily due to a 9% increase in average selling price and an 8% increase in tons shipped. Increased demand due to lower rebar imports resulted in the increases in average selling prices for the three and nine months ended May 31, 2017, compared to the corresponding periods in fiscal 2016. Strong demand in the construction sector drove the increase in tons shipped, primarily merchant products, for the nine months ended May 31, 2017, compared to the nine months ended May 31, 2016. Additionally, the increases in net sales for the three and nine months ended May 31, 2017 reflect unfavorable foreign currency fluctuation impacts of approximately $3.4 million and $11.5 million, respectively, due to the strengthening of the U.S. dollar in relation to the Polish zloty.

Adjusted operating profit for the three and nine months ended May 31, 2017 increased $7.5 million and $22.2 million, respectively, compared to the corresponding periods in fiscal 2016. The increases in adjusted operating profit for the three and nine months ended May 31, 2017 resulted from the increases in tons shipped discussed above and a change in product mix that favored higher margin merchant shipments during the three and nine months ended May 31, 2017 compared to the corresponding periods in fiscal 2016. Additionally, changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating profit for the three and nine months ended May 31, 2017.

International Marketing and Distribution

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2017	2016	2017	2016
Net sales	$347,113	$319,604	$897,568	$879,517
Adjusted operating profit (loss)	10,164	892	15,341	(3,570)

Net sales for the three and nine months ended May 31, 2017 increased $27.5 million, or 9%, and $18.1 million, or 2%, respectively, compared to the corresponding periods in fiscal 2016. The increase in net sales for the three and nine months ended May 31, 2017 was primarily due to increases in volumes sold and average selling prices in our steel trading business headquartered in the U.S. driven by increased demand from the oil and gas industry, an increase in volumes sold in our raw materials trading business headquartered in the U.S. primarily due to the introduction of new products into the portfolio, and an increase in volumes sold in Australia due to strong demand from our distributor and construction end users. These increases were partially offset by a decrease in volumes sold for our operations in the United Kingdom as a result of our decision to exit the United Kingdom steel trading business in the fourth quarter of fiscal 2016. Furthermore, our raw materials trading business headquartered in the U.S. experienced a decline in average selling prices as a result of a decrease in volumes sold of a high value product within the portfolio, which partially offset the previously mentioned increase in volumes sold. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's net sales for the three and nine months ended May 31, 2017.

Adjusted operating profit for the three and nine months ended May 31, 2017 was $10.2 million and $15.3 million, respectively, compared to adjusted operating profit of $0.9 million for the three months ended May 31, 2016 and adjusted operating loss of $3.6 million for the nine months ended May 31, 2016. The changes in adjusted operating profit were primarily due to improved margins for our steel trading business headquartered in the U.S. as a result of improvements within the energy market throughout fiscal 2017. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating profit for the three and nine months ended May 31, 2017.

On June 13, 2017, we announced our plan to exit our International Marketing and Distribution segment. See Note 16, Subsequent Events, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Corporate

Corporate adjusted operating loss decreased $1.7 million and $2.2 million for the three and nine months ended May 31, 2017, respectively, compared to the corresponding periods in fiscal 2016. The change in adjusted operating loss for the three months ended May 31, 2017 was primarily due to decreases in mark-to-market adjustment expenses of $2.7 million associated with our outstanding equity awards accounted for as liability awards. The change in adjusted operating loss for the nine months ended May 31, 2017 was primarily due to an $11.5 million loss on debt extinguishment incurred in the second quarter of fiscal 2016, partially offset by increases in mark-to-market adjustment expenses of $2.5 million associated with our outstanding equity awards accounted for as liability awards and in professional service expenses of $4.0 million.

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
OUTLOOK

We anticipate stability in the key macro-economic drivers that impact our business for the remainder of our fiscal 2017, including continued strong demand in both the U.S. and Polish markets and also historically low steel margins in the U.S. We continue to be optimistic that the ongoing trade actions taken in both the U.S. and Poland, once finalized, will provide some relief from unfairly priced rebar imports that have impacted our markets.

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

The table below reflects our sources, facilities and availability of liquidity as of May 31, 2017:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$275,778	$275,778
Revolving credit facility	350,000	346,983
U.S. receivables sale facility	200,000	176,293
International accounts receivable sales facilities	53,771	49,829
Bank credit facilities — uncommitted	47,049	45,588
Notes due from 2017 to 2023	1,029,818	*
Other, including equipment notes	30,984	*
 _________________
* We believe we have access to additional financing and refinancing, if needed.

Sources of Liquidity and Capital Resources

As of May 31, 2017, we had $300.0 million of 6.50% Senior Notes due July 2017 (the "2017 Notes"), $399.8 million of 7.35% Senior Notes due August 2018 (the "2018 Notes") and $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes" and together with the 2017 Notes and the 2018 Notes, the "Notes"). The Notes require interest only payments until maturity. We expect cash on hand and cash generated from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance the Notes when they mature. On June 26, 2017, we announced a cash tender offer to purchase up to $300.0 million of our remaining 2018 Notes. Additionally, we announced our plan to issue $300.0 million of Senior Notes due 2027. See Note 16, Subsequent Events, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

At both May 31, 2017 and August 31, 2016, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of Polish zloty ("PLN") 175 million ($47.0 million as of May 31, 2017). As of May 31, 2017, the uncommitted credit facilities have expiration dates ranging from November 2017 to March 2018, which CMCP intends to renew upon expiration. At May 31, 2017 and August 31, 2016, no amounts were outstanding under these facilities. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, which totaled $1.5 million at both May 31, 2017 and August 31, 2016. During the nine months ended May 31, 2017 and 2016, CMCP had no borrowings or repayments under its uncommitted credit facilities.

With bank approval, the maximum availability under our $350.0 million revolving credit facility (the "Credit Agreement") can be increased to $500.0 million. Our obligation under the Credit Agreement is collateralized by our U.S. inventory. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit, which totaled $3.0 million at both May 31, 2017 and August 31, 2016. The Company had no amounts drawn under its revolving credit facilities at May 31, 2017 and August 31, 2016. On June 23, 2017, we entered into second and third amendments to our Credit Agreement, to, among other things, extend the maturity of the Credit Agreement by five years to 2022 and provide for a senior secured term loan in the maximum principal amount of $150.0 million. See Note 16, Subsequent Events, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Under the Credit Agreement, we are required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. At May 31, 2017, our interest coverage ratio was 5.98 to 1.00 and our debt to capitalization ratio was 0.43 to 1.00. In addition, beginning on the date three months prior to each maturity date of the 2017 Notes and the 2018 Notes and each day thereafter that the 2017 Notes and the 2018 Notes are outstanding, we will be required to maintain liquidity of at least $150.0 million in excess of each of the outstanding aggregate principal amounts of the 2017 Notes and 2018 Notes. At May 31, 2017, we had sufficient liquidity and were in compliance with this covenant. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate.

At May 31, 2017, we were in compliance with all of the covenants contained in our debt agreements.

Our foreign operations generated approximately 27% of our net sales during the third quarter of fiscal 2017, and as a result, our foreign operations had cash and cash equivalents of approximately $62.5 million at May 31, 2017. Historically, our U.S. operations have generated the majority of our cash, which has been used to fund the cash needs of our U.S. operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350.0 million credit facility described above and the $200.0 million sale of accounts receivable program described below. We intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries. If a repatriation of earnings occurs in the future, we would be required to provide for income taxes on dividends from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 32% of total receivables at May 31, 2017.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 4, Sales of Accounts Receivable, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Our U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our U.S. sale of accounts receivable program contains covenants that are consistent with the covenants contained in the Credit Agreement.

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed credit facility and are not included in our overall liquidity analysis. We did not have any material amounts of documentary letters of credit outstanding at May 31, 2017 and August 31, 2016, respectively. The amount of documentary letters of credit outstanding during the period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

Stock Repurchase Program

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of shares of CMC common stock. As of May 31, 2017, the approximate value of shares of CMC common stock that may yet be purchased under this program is $27.6 million. We intend to repurchase shares from time to time for cash in the open market or privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. We did not purchase any shares of CMC common stock during the three and nine months ended May 31, 2017 or three months ended May 31, 2016. During the nine months ended May 31, 2016, we purchased 2.3 million shares of CMC common stock at an average purchase price of $13.57 per share.

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

On March 6, 2017, we completed the purchase of certain assets from OmniSource Corporation, a wholly owned subsidiary of Steel Dynamics, Inc., consisting of seven recycling facilities located in the southeast United States, which are in close proximity to our minimill in Cayce, South Carolina. These facilities provide synergies with our other operations in the region. The operating results of these facilities will be included in the Americas Recycling reporting segment.

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

Net cash flows from operating activities decreased $488.0 million for the nine months ended May 31, 2017, compared to the nine months ended May 31, 2016, primarily due to changes in operating assets and liabilities (“working capital”) from cyclical increases in commodity pricing and demand, as well as a decrease in net earnings, after giving effect to non-cash items. An increase in working capital for the nine months ended May 31, 2017 was a usage of cash of $164.4 million. In general, commodity pricing and volume increases across most of our businesses are the primary drivers of the working capital change. Days sales outstanding remained flat at 57 days, and days sales in inventory deteriorated by three days during the nine months ended May 31, 2017.

Investing Activities
Net cash flows used by investing activities increased $57.0 million for the nine months ended May 31, 2017 primarily due to $54.4 million of cash used for acquisitions, compared to none during the nine months ended May 31, 2016. See Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding acquisitions occurring during the first nine months of fiscal 2017.

We expect our total capital expenditures for fiscal 2017 to be between $250 million and $300 million. We have commitments for capital expenditures related to the construction of the Oklahoma minimill of $81.7 million, which we expect to fund from internally generated capital. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net cash flows used by financing activities decreased $304.3 million for the nine months ended May 31, 2017 primarily due to $200.2 million in repayments of long-term debt completed during the nine months ended May 31, 2016. See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding repayments on long-term debt occurring during the first nine months of fiscal 2016. Also contributing to the decrease was the repayment of short-term borrowings of $20.1 million and purchases of CMC common stock of $30.6 million during the first nine months of fiscal 2016 while no such activity occurred during the first nine months of 2017. Further, cash used by documentary letters of credit decreased $40.7 million during the nine months ended May 31, 2017 compared to the corresponding period in fiscal 2016. We regularly evaluate the use of our cash in efforts to maximize total shareholder return, including debt repayment, capital deployment, share repurchases and dividends.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations increased approximately $122.0 million to $2.2 billion at May 31, 2017 from $2.1 billion at August 31, 2016. This increase was primarily related to a $204.6 million increase in unconditional purchase obligations partially offset by a $77.3 million reduction in operating leases and interest on long-term debt. Our estimated contractual obligations for the twelve months ending May 31, 2018 are approximately $1.2 billion and primarily constitute expenditures incurred in connection with normal revenue producing activities as well as repayments of long-term debt due in July 2017.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2017, we had committed $24.7 million under these arrangements.
OFF-BALANCE SHEET ARRANGEMENTS

For added flexibility, we may sell certain trade accounts receivable both in the U.S. and internationally. We utilize proceeds from the sales of the trade accounts receivables as an alternative to short-term borrowings, effectively managing our overall borrowing costs and providing an additional source of working capital. We account for sales of the trade accounts receivables as true sales and the trade accounts receivable balances that are sold are removed from the unaudited condensed consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on our unaudited condensed consolidated statements of cash flows. See Note 4, Sales of Accounts Receivable, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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

NON-GAAP FINANCIAL MEASURES

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

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2017	2016	2017	2016
Earnings from continuing operations	$39,609	$35,111	$76,422	$71,593
Income taxes	12,641	10,676	25,284	24,512
Interest expense	12,368	14,737	38,108	49,666
Discounts on sales of accounts receivable	230	416	657	1,198
Adjusted operating profit from continuing operations	$64,848	$60,940	$140,471	$146,969

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is the sum of earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense and income taxes. It also excludes our largest recurring non-cash charge, depreciation and amortization, as well as long-lived asset and goodwill impairment charges, which are also non-cash. Adjusted EBITDA from continuing operations should not be considered as an alternative to earnings from continuing operations or net earnings, or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA from continuing operations provides relevant and useful information, which is often used by analysts, creditors and other interested parties as it allows: (i) comparison of our earnings to those of our competitors; (ii) a supplemental measure of our ongoing core performance; and (iii) the assessment of period-to-period performance trends. Additionally, adjusted EBITDA from continuing operations is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA from continuing operations may be inconsistent with similar measures presented by other companies.

There were no net earnings attributable to noncontrolling interests during the three and nine months ended May 31, 2017 and 2016.

Reconciliations of earnings from continuing operations to adjusted EBITDA from continuing operations are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2017	2016	2017	2016
Earnings from continuing operations	$39,609	$35,111	$76,422	$71,593
Interest expense	12,368	14,737	38,108	49,666
Income taxes	12,641	10,676	25,284	24,512
Depreciation and amortization	32,259	31,883	93,044	95,424
Impairment charges	70	76	549	76
Adjusted EBITDA from continuing operations	$96,947	$92,483	$233,407	$241,271

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, with respect to key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies provided by our recent acquisitions, share repurchases, legal proceedings, the reinvestment of undistributed earnings of our non-U.S. subsidiaries, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

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

•	rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices;

•	excess capacity in our industry, particularly in China, and product availability from competing steel mills and other steel suppliers including import quantities and pricing;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;

•	involvement in various environmental matters that may result in fines, penalties or judgments;

•	potential limitations in our or our customers' abilities to access credit and non-compliance by our customers with our existing commercial contracts and commitments;

•	activity in repurchasing shares of our common stock under our repurchase program;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	currency fluctuations;

•	global factors, including political uncertainties and military conflicts;

•	availability of electricity and natural gas for mill operations;

•	ability to hire and retain key executives and other employees;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	information technology interruptions and breaches in data security;

•	ability to make necessary capital expenditures to fund our mills;

•	availability and pricing of raw materials and other items over which we exert little influence, including scrap metal, energy and insurance;

•	unexpected equipment failures;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	increased costs related to health care reform legislation; and

•	those factors listed under Part I, Item 1A, Risk Factors, included in our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2016.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $4.5 million, or 2% compared to August 31, 2016. Forward contracts denominated in the British pound with a U.S. dollar functional currency and forward contracts denominated in the U.S. dollar with a Thai baht functional currency decreased $42.3 million and $15.8 million, respectively, compared to August 31, 2016. Partially offsetting these decreases, forward contracts denominated in Polish zloty and the Australian dollar with a U.S. dollar functional currency, and forward contracts denominated in the U.S. dollar with the Australian dollar functional currency increased $33.2 million, $22.8 million and $12.0 million, respectively, compared to August 31, 2016.

The Company's total commodity contract commitments increased $17.1 million, or 87% compared to August 31, 2016. This increase was primarily due to short copper contracts, which increased $15.4 million compared to August 31, 2016.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended May 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended May 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2017 - March 31, 2017	—	—	—	$27,598,706
April 1, 2017 - April 30, 2017	—	—	—	27,598,706
May 1, 2017 - May 31, 2017	—	—	—	27,598,706
Total	—		—
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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

June 28, 2017	/s/ Mary Lindsey
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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).