Form 10-K
period 2017-08-31
COMMERCIAL METALS CO
filed 2017-10-26
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the common stock on February 28, 2017, held by non-affiliates of the registrant, based on the closing price per share on February 28, 2017, on the New York Stock Exchange was approximately $2,420,166,134.
As of October 24, 2017, 115,840,033 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
Registrant's definitive proxy statement for the 2018 annual meeting of stockholders — Part III

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

GENERAL

Commercial Metals Company ("CMC") together with its consolidated subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and market steel and metal products, related materials and services through a network including four electric arc furnace ("EAF") mini mills, an EAF micro mill, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses, metal recycling facilities and marketing and distribution offices in the United States ("U.S.") and in strategic international markets.

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

We have five business segments operating across two geographic divisions. Our CMC Americas Division includes three segments: Americas Recycling, Americas Mills and Americas Fabrication. Our CMC International Division includes two segments: International Mill and International Marketing and Distribution. Financial information for the last three fiscal years concerning our five business segments and the geographic areas of our operations is incorporated herein by reference from Note 21, Business Segments, to the consolidated financial statements, which are contained in Part II, Item 8 of this Annual Report on Form 10-K.

CMC AMERICAS DIVISION OPERATIONS

AMERICAS RECYCLING

Our Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 33 scrap metal processing facilities with 13 locations in Texas, five locations each in Florida and South Carolina, two locations in each of Georgia, Missouri and North Carolina and one location in each of Kansas, Louisiana, Oklahoma and Tennessee.

We purchase ferrous and nonferrous metals, processed and unprocessed, from a variety of sources in a variety of forms for our scrap metal processing facilities. Sources of metal for processing include manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, railroads, refineries, shipyards, ordinance depots, demolition businesses, automobile salvage firms, wrecking firms, small scrap metal collection firms and retail individuals.

Our scrap metal processing facilities typically consist of an office and a warehouse building located on several acres of land that we use for receiving, sorting, processing and storing metals. Our warehouse buildings are equipped with specialized equipment for processing both ferrous and nonferrous metal and one of our facilities has extensive equipment that segregates metallic content from large quantities of insulated wire. Several of our scrap metal processing facilities use a small portion of their site or a nearby location to display and sell metal products that may be reused for their original purpose without further processing. We equip our larger scrap metal processing facilities with various equipment, such as scales, shears, baling presses, briquetting machines, conveyors, magnetic separators, presses, shredders, and hydraulic shears, which enable these facilities to efficiently process large volumes of scrap metals. We use cranes to handle scrap metals for processing and to load material for shipment. We primarily transport processed ferrous metal to consumers by open gondola railcar; therefore, many of our metal processing facilities have rail access. Additionally, we utilize a fleet of trucks that we own or lease as well as private haulers to transport processed ferrous metal to our customers and our mills.

Americas Recycling operates five large shredding machines, two in Texas, one in Florida, one in Oklahoma, and one in South Carolina capable of pulverizing obsolete automobiles or other sources of scrap metal. We have three additional shredders, two operated by our Americas Mills segment and one operated by our International Mill segment. With the exception of precious metals, our scrap metal processing facilities recycle and process practically all types of metal.

We sell scrap metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous metal is the primary raw material for EAFs, such as those operated by our Americas Mills segment and other steel mills. Some mini mills periodically supplement purchases of ferrous metal with direct reduced iron and pig iron for certain product lines. Our Irving, Texas office coordinates the sale of substantially all scrap metals from our metal processing facilities to our customers. We negotiate export sales through our global network of offices as well as through our Irving, Texas office.

One customer represented approximately 11% of our Americas Recycling segment's net sales in fiscal 2017, while no customers represented 10% or more of this segment's net sales in fiscal 2016. One customer represented approximately 12% of our Americas Recycling segment's net sales in fiscal 2015. Our recycling business competes with other scrap metal processors and primary nonferrous metal producers, both in the U.S. and internationally, for sales of nonferrous materials. Consumers of nonferrous metals frequently utilize primary or "virgin" ingot processed by mining companies instead of nonferrous metals. The prices of nonferrous metals are closely related to, but generally are less than, the prices of primary or "virgin" ingot.

AMERICAS MILLS

Our Americas Mills segment includes our three domestic EAF mini mills, one EAF micro mill, a rerolling mill, two scrap metal shredders, nine scrap metal processing facilities that directly support the steel mini mills, and a railroad salvage operation.

Our three EAF mini mills, located in Alabama, South Carolina and Texas, our EAF micro mill in Arizona, and our rerolling mill located in Arkansas, produce one or more of steel reinforcing bar ("rebar"), angles, flats, rounds, channels, fence post sections and other shapes. We utilize a fleet of trucks that we own or lease as well as private haulers and railcar to transport finished products from the mills to our customers and to our steel fabrication facilities. To minimize the cost of our products, to the extent feasibly consistent with market conditions and working capital demands, we prefer to operate all of our mills at or near full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at U.S. competitors, customer inventory levels or a decrease in non-residential construction activity may reduce demand for our products and limit our ability to operate the mills at full capacity. Through our operations and capital improvements, we strive to increase productivity and capacity at the mills and to enhance our product mix. Because the steel mill business is capital intensive, we make substantial capital expenditures on a regular basis to remain competitive with other low cost producers. Over the past three fiscal years, we have spent approximately $350.3 million, or 71%, of our total capital expenditures on projects within our Americas Mills segment.

The following table compares the amount of steel melted, rolled and shipped by our five steel mills in the past three fiscal years.

Short tons (in thousands)	2017	2016	2015
Melted	2,603	2,522	2,553
Rolled	2,476	2,382	2,387
Shipped	2,725	2,630	2,687

Descriptions of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our mills roll many different types and sizes of products in their range depending on market conditions including pricing and demand. Our estimated annual capacity for finished goods of approximately 3.0 million short tons assumes a typical product mix and will vary with the products we produce.

Our Alabama, South Carolina and Texas EAF mini mills each consist of:

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

Our Alabama mini mill primarily manufactures products that are larger in size relative to products manufactured by our other steel mini mills. These larger size products include mid-size structural steel products such as equal and unequal leg angles, channels and flats. This mini mill does not produce rebar. Our Alabama mini mill sells primarily to service centers and original equipment manufacturers; however, it also sells to customers in the construction, manufacturing and fabricating industries. Our Alabama mini mill primarily ships its products to customers located in the Southeast, Midwest and Northeast regions of the U.S.

Our South Carolina mini mill manufactures a full line of bar-sized products, including rebar, angles, channels, flats, rounds, squares, and fence post sections. Our South Carolina mini mill sells primarily to customers in the rebar fabrication industry; however, it also sells to service centers, manufacturers of original equipment, and the agricultural industry. Our South Carolina mini mill ships products to customers primarily located in the Southeast and mid-Atlantic regions of the U.S., which include the states from Florida through southern New England. In addition to the mini mill, we operate a recycling yard, a steel fence post plant, and an alloy briquetting facility located on or near the same site.

Our Texas mini mill manufactures a full line of bar-sized products, including rebar, angles, rounds, channels, flats, and other sections used primarily in building highways, reinforcing concrete structures and manufacturing. This mini mill sells primarily to the construction, energy and petrochemical industries; however, it also sells to service centers and manufacturers of original equipment. Our Texas mini mill primarily ships its products to customers located in Louisiana, Oklahoma and Texas. In addition to the mini mill, we operate a rebar fabrication facility, a shredder and downstream sorting equipment located on the same site.

Our micro mill in Arizona utilizes unique continuous process technology where metal flows uninterrupted from melting to casting to rolling. It is more compact than existing, larger capacity steel mini mills, and production is dedicated to a limited product range. This micro mill primarily produces rebar; however, it also manufactures fence post sections and other merchant sections. Our Arizona micro mill sells primarily to customers in the construction and fabricating industries, although it also sells to service centers. Our Arizona micro mill ships its products to customers located in the Southwest region of the U.S., primarily Arizona and California, as well as Colorado, Nevada and New Mexico. We also operate a rebar fabrication facility located on the same site as the micro mill.

The primary raw material that our Alabama, Arizona, South Carolina and Texas mills use is ferrous scrap metal. This segment operates nine metal processing facilities that directly support the mills: three in South Carolina, four in Texas, and two in Alabama. This segment also includes two shredders. We believe the supply of ferrous metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly over the last several years. All four of these mills consume large amounts of electricity and natural gas. We have not had any significant curtailments, and we believe that energy supplies are adequate. The supply and demand of regional and national energy and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.

Our smaller Arkansas rerolling mill does not have a melt shop or continuous casting equipment. The Arkansas rerolling mill manufacturing process begins with a reheating furnace capable of utilizing billets acquired either from our other mills or from unrelated suppliers or used rail, primarily salvaged from railroad abandonments. The remainder of the manufacturing process utilizes a rolling mill, cooling bed, finishing equipment and support facilities similar to, but on a smaller scale than, those at our other mills. The Arkansas rerolling mill primarily manufactures bed frame angles, earth bar, and other specialty flat, angle and square shapes. Our Arkansas rerolling mill primarily sells to customers in the construction and manufacturing industries. Since our Arkansas rerolling mill does not have melting facilities, the rerolling mill depends on an adequate supply of competitively priced billets or used rail. The availability of billets is impacted by both the level of excess billet production by our mills as well as the supply offered for sale by other steel producers. The supply of rail is dependent on several factors, including the pace of railroad abandonments, rail replacement by railroads, and demand for used rail from competing domestic and foreign rail rerolling mills.

One customer represented approximately 10%, 11% and 10% of our Americas Mills segment's net sales in fiscal 2017, 2016 and 2015, respectively. Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between receipt of an order and the delivery of product. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog, defined as the total value of unfulfilled orders, is a significant factor in the evaluation of these operations. Backlog for these mills at August 31, 2017 was approximately $224.4 million, compared to $222.9 million at August 31, 2016.

In the fourth quarter of fiscal 2015, we announced a plan to build a new EAF micro mill in Durant, Oklahoma. This new micro mill will mirror the continuous process technology of the existing micro mill in Arizona. We believe that this addition to our portfolio of highly efficient, customer focused and cost effective steel production facilities should allow us to better serve a growing North Texas market and increase our presence in adjacent markets. At this facility, we plan to produce low cost, high quality steel products, which we expect will complement our existing manufacturing capability to better serve our customers. We believe that this new micro mill will also complement our existing mill, recycling and fabrication footprint, enhancing our ability to further leverage our raw material supply chain and optimize product mix within our existing operations. We expect the Oklahoma micro mill to be commissioned in the second quarter of fiscal 2018. The direct and indirect investment is expected to be in excess of approximately $250 million. This investment has been, and is expected to continue to be, funded primarily from internally generated capital.

AMERICAS FABRICATION

Our Americas Fabrication segment consists of our steel fabrication facilities that bend, weld, cut and fabricate steel, primarily rebar, and produce steel fence posts; warehouses that sell or rent products for the installation of concrete; and facilities that heat-treat steel to strengthen and provide flexibility.

Steel Fabrication
Through our Americas Fabrication segment we operate 46 facilities engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing and structural steel, with three facilities fabricating only steel fence posts. We obtain steel for these facilities from our own mills and directly from third-party steel vendors. In addition, we utilize our marketing and distribution business to purchase steel from other steel manufacturers.

We conduct steel fabrication activities in 18 locations in Texas, six locations in South Carolina, three locations in California, two locations in each of Colorado, Florida, Georgia, Illinois and Louisiana, and one location in each of Arizona, Hawaii, Missouri, New Mexico, Nevada, North Carolina, Tennessee, Virginia and Utah.

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

Backlog in our steel fabrication operations was approximately $627.8 million at August 31, 2017, compared to $658.1 million at August 31, 2016. We do not consider other backlogs in the Americas Fabrication segment to be material.

Construction Services
Our Construction Services business unit sells and rents construction-related products and equipment to concrete installers and other businesses in the construction industry. We have 18 locations in Texas, five in Louisiana and one in Oklahoma where we store, sell and rent these construction-related products, which, with the exception of a small portion of steel products, are purchased from third-party suppliers.

Impact Metals

We provide heat-treated steel products through CMC Impact Metals, a subsidiary of CMC. CMC Impact Metals is one of North America's premier producers of high strength steel products. We operate facilities in Alabama and Pennsylvania, which manufacture armor plate for military vehicles, high strength bar for the truck trailer industry and special bar quality steel for the energy market. CMC Impact Metals works closely with our Alabama mini mill, our distribution business and other steel mills that sell specialized heat-treated steel for customer specific use.

No single customer accounted for 10% or more of our Americas Fabrication segment's net sales in fiscal 2017, 2016 or 2015.

CMC INTERNATIONAL DIVISION OPERATIONS

INTERNATIONAL MILL

Our International Mill segment is comprised of the mill operations in Poland along with our recycling and fabrication operations located in Poland. Our subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), owns an EAF mini mill and conducts its mill operations in Zawiercie, Poland. Our Poland EAF mini mill operates equipment similar to the equipment operated by our U.S. EAF mini mills. This segment's operations are conducted through: two rolling mills that produce primarily rebar and high quality merchant products; a specialty rod finishing mill; our scrap processing facilities, which include a large capacity scrap metal shredding facility similar to the largest shredder we operate in the U.S.; and four steel fabrication facilities primarily for rebar and wire mesh.
Our Poland mini mill operates a flexible rolling mill designed to allow efficient and flexible production of a range of medium section merchant bar products. This rolling mill complements the facility's other rolling mill dedicated primarily to rebar production. Either rolling mill can feed an alternative finishing end designed to produce high grade wire rod. Our Poland mini mill operation has annual rolling capacity of approximately 1.3 million short tons.
Our Poland mini mill is a significant manufacturer of rebar, merchant bar and wire rod in Central Europe, selling primarily to fabricators, manufacturers, distributors and construction companies. The majority of sales are to customers within Poland. However, the Poland mini mill also exports to the Czech Republic, Germany, Hungary, Slovakia and other countries. Ferrous metal, the principal raw material used by our Poland mini mill, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they can be subject to significant price fluctuations.
Our international fabrication operations have expanded downstream captive uses for a portion of the rebar and wire rod manufactured at the Poland mini mill. We conduct rebar fabrication activities in Zawiercie, Żyrardów and Głogów Małopolski, Poland. These three rebar fabrication facilities are similar to those operated by our U.S. fabrication facilities and sell fabricated rebar to contractors for incorporation into construction projects. In addition to fabricated rebar, these facilities sell fabricated mesh, assembled rebar cages and other rebar by-products.

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

Backlog in our international fabrication operations was approximately $48.3 million at August 31, 2017 compared to $26.7 million at August 31, 2016. Our Poland mini mill generally fills orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of these operations. No single customer represented 10% or more of our International Mill segment's net sales in fiscal 2017, 2016 or 2015.

INTERNATIONAL MARKETING AND DISTRIBUTION

On June 13, 2017, we announced a plan to exit our International Marketing and Distribution segment. As an initial step in this plan, on August 31, 2017, we completed the sale of our raw materials trading business ("CMC Cometals"), subject to customary post-closing adjustments. In addition, we announced our plan to pursue a restructuring and sale of the remaining trading operations located in the U.S., Asia and Australia. We have included the results of the sale and the activity related to CMC Cometals in discontinued operations in the consolidated statements of earnings for all periods presented. The remainder of the International Marketing and Distribution segment is expected to be classified in discontinued operations either upon meeting the criteria to be classified as held for sale or upon the wind-down of each operation.

Our International Marketing and Distribution segment includes international operations for the sales, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes our steel marketing and distribution division headquartered in the U.S. ("CMC Cometals Steel") and a recycling facility in Singapore. Prior to August 31, 2017, this segment also included CMC Cometals. We buy and sell primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. During the past year, our International Marketing and Distribution facilities sold approximately 1.4 million short tons of steel products in addition to raw materials. We market and distribute these products through our global network of offices and processing facilities.

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

We sell our products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory, construction and transportation industries. We sell directly to our customers through and with the assistance of our offices in Irving, Texas; Sydney and Melbourne, Australia; Singapore; Bangkok, Thailand; Luxembourg; Kürten, Germany; Hong Kong; and Beijing, Guangzhou and Shanghai, China. We have a representative office in Klang, Malaysia, and we have agents located in significant international markets. Our network of offices share information regarding the demand for our materials, assists with negotiation and performance of contracts and other services for our customers and identifies and maintains relationships with our sources of supply.

During fiscal 2017, we exited our steel trading business headquartered in Cardiff, Wales, United Kingdom. The Company's severance and exit costs incurred in connection with this decision were not material.

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

Despite focused efforts and substantial progress to stabilize and improve the results of the Australian distribution business, we determined that achieving acceptable financial returns would take additional time and investment. In the first quarter of fiscal 2015, we decided to exit our steel distribution business in Australia. In the fourth quarter of fiscal 2015, we completed the sale of six locations that were part of our Australian steel distribution business and we ceased all operations at three other locations that were part of our Australian steel distribution business. In the fourth quarter of fiscal 2016, we completed the sale of the remaining Australian steel distribution business. We have included the results of the sales and the activity related to our Australian steel distribution businesses in discontinued operations in the consolidated statements of earnings for all periods presented.

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

ENVIRONMENTAL MATTERS

A significant factor in our business is our compliance with environmental laws and regulations. See Part I, Item 1A, "Risk Factors — Risks Related to Our Industry" in this Annual Report on Form 10-K. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our business, results of operations and financial condition.

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

New federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During fiscal 2017, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of $29.9 million. In addition, during fiscal 2017, we spent approximately $8.0 million on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during fiscal 2018 to be approximately $5.7 million.

EMPLOYEES

As of August 31, 2017, the Company had the following number of employees in each reporting segment and Corporate:

Segment	Number of Employees
Americas Recycling	1,263
Americas Mills	1,894
Americas Fabrication	3,191
International Mill	1,845
International Marketing and Distribution	225
Corporate	379
Total	8,797

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

			EXECUTIVE
NAME	CURRENT POSITION & OFFICES	AGE	OFFICER SINCE
Barbara R. Smith	President and Chief Executive Officer	58	2011
Adam R. Hickey	Vice President and Chief Accounting Officer	42	2012
Paul K. Kirkpatrick	Vice President, General Counsel and Corporate Secretary	46	2013
Paul J. Lawrence	Treasurer and Vice President, Financial Planning and Analysis	47	2016
Mary A. Lindsey	Senior Vice President and Chief Financial Officer	62	2016
Tracy L. Porter	Executive Vice President, CMC Operations	60	2010

Barbara R. Smith joined the Company in May 2011 as Senior Vice President and Chief Financial Officer. Ms. Smith was appointed Chief Operating Officer in January 2016, President and Chief Operating Officer in January 2017 and President and Chief Executive Officer in September 2017. Prior to joining the Company, Ms. Smith served as Vice President and Chief Financial Officer of Gerdau Ameristeel Corporation, a mini mill steel producer, from July 2007 to May 2011, after joining Gerdau Ameristeel as Treasurer in July 2006. From February 2005 to July 2006, she served as Senior Vice President and Chief Financial Officer of FARO Technologies, Inc., a developer and manufacturer of 3-D measurement and imaging systems. From 1981 to 2005, Ms. Smith was employed by Alcoa Inc., a producer of primary aluminum, fabricated aluminum and alumina, where she held various financial leadership positions, including Vice President of Finance for Alcoa's Aerospace, Automotive & Commercial Transportation Group, Vice President and Chief Financial Officer for Alcoa Fujikura Ltd. and Director of Internal Audit.

Adam R. Hickey joined the Company in February 2004 as a Senior Accountant. Since 2004, Mr. Hickey has held various positions within the Company, including Manager of Cost & Planning, Assistant Controller and Controller of CMC Americas Division. Mr. Hickey was appointed Vice President and Controller of the Company in April 2012 and Vice President and Chief Accounting Officer in January 2017.

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

Paul J. Lawrence joined the Company in February 2016 as Vice President of Finance. He was appointed Vice President of Finance and Treasurer in September 2016 and Treasurer and Vice President of Financial Planning and Analysis in January 2017. Prior to joining the Company, Mr. Lawrence served as North American Information Technology Leader of Gerdau Long Steel North America, a U.S. steel producer, from 2014 to 2016, and from 2010 to 2014, he served as Gerdau Template Deployment Leader at Gerdau Long Steel North America.  From 2003 to 2010, Mr. Lawrence held a variety of financial roles at Gerdau Ameristeel Corporation, including Assistant Vice President and Corporate Controller, and Deputy Corporate Controller.  From 1998 to 2002, Mr. Lawrence held several financial positions with Co-Steel Inc., which was acquired by Gerdau SA.

Mary A. Lindsey joined the Company in September 2009 as Vice President-Tax. She was appointed Vice President-Tax and Investor Relations in June 2015, Vice President and Chief Financial Officer in January 2016 and Senior Vice President and Chief Financial Officer in September 2017. Prior to joining CMC, Ms. Lindsey served as Vice President Tax and Tax Counsel for Albany International Corp., a global advanced textiles and materials processing company, from March 2006 to September 2009, and from January 2005 to March 2006, Ms. Lindsey was an attorney at Baker & Hostetler LLP, a national law firm.  In addition, Ms. Lindsey served in various roles, including Vice President Tax and Tax Counsel, Legal Counsel responsible for global M&A and intellectual property, and General Manager of Corporate M&A, at The Timken Company, a global manufacturer of bearings, transmissions, gearboxes, and related components, from January 1985 to January 2005.

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

Metals industries and commodity products have historically been vulnerable to significant declines in consumption, global overcapacity and product pricing during prolonged periods of economic downturn. Our business supports cyclical industries such as commercial, government and residential construction, energy, metals service center, petrochemical and original equipment manufacturing. We may experience significant fluctuations in demand for our products from these industries based on global or regional economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. Although the residential housing market is not a significant direct factor in our business, related commercial and infrastructure construction activities, such as shopping centers, schools and roads, could be adversely impacted by a prolonged slump in new housing construction. Our business, results of operations and financial condition are adversely affected when the industries we serve suffer a prolonged downturn or anemic growth. Because we do not have unlimited backlogs, our business, results of operations and financial condition are promptly affected by short-term economic fluctuations.

Nine years removed from the worldwide economic downturn that began in 2008, we have begun to see some improvement in general economic and manufacturing activity, but the economic outlook remains uncertain both in the U.S. and globally. In addition, uncertainties in Europe regarding the financial sector and sovereign debt and the potential impact on banks in other regions of the world have continued to weigh on global and domestic growth. These situations continue to contribute to weaker end-markets and depressed demand, which could stifle customer confidence and adversely affect demand for our products and further adversely affect our business. Although we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of current economic conditions that are contributing to reduced demand for our products compared to pre-recession levels. Future economic downturns or a prolonged period of slow growth or economic stagnation could materially adversely affect our business, results of operations and financial condition.

We are vulnerable to the economic conditions in the regions in which our operations are concentrated.

Our geographic concentration in the southern and southwestern U.S. as well as Central Europe, Southeast Asia and Australia exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity in one of these regions could adversely affect demand for our products and, consequently, our sales and profitability. As a result, our financial results are substantially dependent upon the overall economic conditions in these areas.

Rapid and significant changes in the price of metals could continue to adversely impact our business, results of operations and financial condition.

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

Excess capacity and over-production by foreign producers in our industry could increase the level of steel imports into the U.S., resulting in lower domestic prices, which would adversely affect our sales, margins and profitability.

Global steel-making capacity exceeds demand for steel products in some regions around the world. Rather than reducing employment by rationalizing capacity with consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) have traditionally periodically exported steel at prices significantly below their home market prices, which prices may not reflect their costs of production or capital. For example, steel production in China, the world's largest producer and consumer of steel, has continued to exceed Chinese demand. This rising excess capacity in China has resulted in a further increase in imports of artificially low-priced steel and steel products to the U.S. and world steel markets. A continuation of this trend or a significant decrease in China's rate of economic expansion could result in increasing steel imports from China. Excessive imports of steel into the U.S. have exerted, and may continue to exert, downward pressure on U.S. steel prices, which negatively affects our ability to increase our sales, margins, and profitability. The excess capacity may create downward pressure on our steel prices and lead to reduced sales volumes as imports absorb market share that would otherwise be filled by domestic supply, all of which would adversely affect our sales, margins and profitability and could subject us to possible renegotiation of contracts or increases in bad debt.

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

Existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, and future laws and regulations, may have a material adverse effect on our business, results of operations and financial condition. Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state, federal and international environmental laws and regulations concerning, among other matters, waste disposal, air emissions, waste and storm water effluent and disposal and employee health. Federal and state regulatory agencies can impose administrative, civil and criminal penalties and may seek injunctive relief impacting continuing operations for non-compliance with environmental requirements.

New facilities that we may build, especially steel mills, like the micro mill we are building in Durant, Oklahoma, are required to obtain several environmental permits before significant construction or commencement of operations. Delays in obtaining permits or unanticipated conditions in such permits could delay the project or increase construction costs or operating expenses. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our EAF mills generate electric arc furnace dust ("EAF dust"), which the EPA and other regulatory authorities classify as hazardous waste. EAF dust and other industrial waste and hazardous waste require special handling, recycling or disposal.

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

Where appropriate, we have and will in the future pursue litigation to recover our damages resulting from customer contract defaults. We also use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. However, it is possible that we may not be capable of recovering all of our insured losses if the insurers with whom our accounts receivable are insured experience significant losses threatening their viability. Additionally, credit insurance policies typically have relatively short policy periods and require pre-approval of customers with maximum insured limits established by the customer. If credit insurers incur large losses, the insurance may be more difficult and more costly to secure and may be on less favorable terms. In addition, a significant amount of our accounts receivable are considered to be open account uninsured accounts receivable. A large number of our customers defaulting on existing contractual obligations to purchase our products could have a material adverse effect on our business, results of operations and financial condition.

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

The indenture governing our 4.875% senior notes due 2023 and our 5.375% senior notes due 2027 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consolidate or merge. In addition to these restrictions, our credit facility contains covenants that restrict our ability to, among other things, enter into transactions with affiliates and guarantee the debt of some of our subsidiaries. Our credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including a maximum debt to capitalization and interest coverage ratios.

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

We may not be able to successfully identify, consummate or integrate acquisitions, and acquisitions may adversely affect our financial leverage.

Part of our business strategy includes pursuing synergistic acquisitions. We have expanded, and plan to continue to expand, our business by making strategic acquisitions and regularly seeking suitable acquisition targets to enhance our growth. We may fund such acquisitions using cash on hand, drawing under our credit facility or accessing the capital markets. To the extent we finance such acquisitions with additional debt, the incurrence of such debt may result in a significant increase in our interest expense and financial leverage, which could be further exacerbated by volatility in the debt capital markets. Further, an increase in our leverage could lead to deterioration in our credit ratings.

The pursuit of acquisitions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth and profitability. Even if we are able to identify such candidates, we may not be able to acquire them on terms or financing satisfactory to us. We will incur expenses and dedicate attention and resources associated with the review of acquisition opportunities, whether or not we consummate such acquisitions.

Additionally, even if we are able to acquire suitable targets on agreeable terms, we may not be able to successfully integrate their operations with ours. Achieving the anticipated benefits of any acquisition will depend in significant part upon whether we integrate such acquired businesses in an efficient and effective manner. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of our acquisitions within the anticipated timing or at all. For example, elimination of duplicative costs may not be fully achieved or may take longer than anticipated. The benefits from any acquisition will be offset by the costs incurred in integrating the businesses and operations. We may also assume liabilities in connection with acquisitions to which we would not otherwise be exposed. An inability to realize any or all of the anticipated synergies or other benefits of an acquisition as well as any delays that may be encountered in the integration process, which may delay the timing of such synergies or other benefits, could have an adverse effect on our business, results of operations and financial condition.

Goodwill impairment charges in the future could have a material adverse effect on our business, results of operations and financial condition.

We review the recoverability of goodwill annually, as of the first day of our fiscal fourth quarter, and whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable. As a result of our annual goodwill impairment test for fiscal 2017, we recorded a goodwill impairment charge of $2.0 million related to a reporting unit in our International Marketing and Distribution segment due to management's decision to wind-down the associated operations.

The impairment tests require us to make an estimate of the fair value of our reporting units and other long-lived assets. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) the cost of capital; (iii) higher material prices; (iv) slower growth rates in our industry; and (v) changes in the market based discount rates. Since a number of factors may influence determinations of fair value of goodwill, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future and there can be no assurance that continued conditions will not result in future impairments of goodwill. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings, (ii) adverse equity market conditions, (iii) a decline in current market multiples, (iv) a decline in our common stock price, (v) a significant adverse change in legal factors or the general business climate, (vi) an adverse action or assessment by a regulator, (vii) a significant downturn in non-residential construction markets in the U.S. and (viii) continued levels of imported steel into the U.S. Any such impairment would result in us recognizing a non-cash charge in our consolidated statements of earnings, which could adversely affect our business, results of operations and financial condition and increase our effective tax rate.

Impairment of long-lived assets in the future could have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of property, plant and equipment and finite-lived intangible assets that may be subject to impairment testing. Long-lived assets are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the net carrying value of the asset or group of assets exceeds our estimate of future undiscounted cash flows of the operations related to the asset, the excess of the net book value over estimated fair value is charged to impairment loss in the consolidated statements of earnings. The primary factors that affect estimates of future cash flows for these long-lived asset groups are (i) management's scrap price outlook, (ii) scrap demand, (iii) working capital changes, (iv) capital expenditures and (v) selling, general and administrative expenses. For the fiscal year ended August 31, 2017, our long-lived asset impairment charges were not material. However, there can be no assurance that continued market conditions, demand for our products, or facility utilization levels or other factors will not result in future impairment charges.

Increases in the value of the U.S. dollar relative to other currencies may adversely affect our business, results of operations and financial condition.

An increase in the value of the U.S. dollar may adversely affect our business, results of operations and financial condition, and in particular, the increased strength of the U.S. dollar as compared to China's renminbi or the euro could adversely affect our business, results of operations and financial condition. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the U.S. by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of nonferrous scrap metal by our Americas Recycling segment, we have not recently been a significant exporter of metal products from our U.S. operations. Economic difficulties in some large steel-producing regions of the world, resulting in lower local demand for steel products, have historically encouraged greater steel exports to the U.S. at depressed prices which can be exacerbated by a strong U.S. dollar. As a result, our products that are made in the U.S. may become relatively more expensive as compared to imported steel, which has had and in the future could have a negative impact on our business, results of operations and financial condition.

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

Our foreign operations generated approximately 24% of our fiscal 2017 net sales. We have significant facilities in Poland. Our marketing and trading offices are located in most major markets of the world, and our suppliers and customers are located throughout the world. Our International Marketing and Distribution segment relies on substantial international shipments of materials and products in the ordinary course of its business. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk discussed above, including:

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

Our EAF mills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. As large consumers of electricity and gas, often the largest in the geographic area where our mills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas, several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse effect on the costs of operating our mills and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our customers. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices would increase our costs and adversely affect many of our customers' financial results, which in turn could result in reduced margins and declining demand for our products. Rapid increases in fuel costs may also negatively impact our ability to charter ships for international deliveries at anticipated freight rates, thereby decreasing our margins on those transactions or causing our customers to look for alternative sources.

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

Our Arkansas rerolling mill does not have melting capacity, so it is dependent on an adequate supply of competitively priced semi–finished billets either from our mini mills or competitors. Occasionally, our Arkansas rerolling mill utilizes used rail as a feedstock instead of billets, primarily from railroad abandonments or replacements. The inability to source billets internally or purchase competitively priced billets from other sources could adversely affect our business, results of operations and financial condition.

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

Operating and start-up risks, as well as commodity and market risks associated with our new micro mill in Durant, Oklahoma could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investment.

 Although we have successfully commissioned and operated similar technology in Mesa, Arizona, there are technological, operational, market and start-up risks associated with the construction and start-up of our micro mill in Durant, Oklahoma. We believe this micro mill should be capable of consistently producing high-quality reinforcing bar and other products, and in sufficient quantities and at a cost that will compare favorably with other similar steel manufacturing facilities; however, there can be no assurance that these expectations will be achieved. If we encounter cost overruns, systems or process difficulties during or after start-up or quality control restrictions, our capital costs could materially increase, the expected cost benefits from the development of this micro mill could be diminished or lost, and we could lose all or a substantial portion of our investment. We could also encounter commodity market risk if, during a sustained period, the cost to manufacture is greater than projected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our principal properties as of August 31, 2017. These properties are owned by us and not subject to any significant encumbrances, or are leased by us. We consider all properties to be appropriately utilized, suitable and adequate to meet the requirements of our present and foreseeable future operations. Refer to Part I, Item 1 Business included in this Annual Report on Form 10-K for a discussion of the nature of our operations.

Operation	Location	Site Acreage Owned	Site Acreage Leased	Approximate Building Square Footage	Capacity (millions of short tons)(1),(2)
Americas Recycling					3.8
Recycling	Five locations in Florida	107	—	150,000
Recycling	Two locations in Missouri	42	3	90,000
Recycling	Tulsa, Oklahoma	29	—	50,000
Recycling	Five locations in South Carolina	147	2	270,000
Recycling	Chattanooga, Tennessee	19	—	160,000
Recycling	Thirteen locations in Texas	225	14	390,000
Americas Mills					3.1
Steel Mini Mill	Birmingham, Alabama	71	1	560,000
Steel Micro Mill	Mesa, Arizona	229	—	300,000
Steel Rerolling Mill	Magnolia, Arkansas	123	—	280,000
Steel Mini Mill	Cayce, South Carolina	142	—	760,000
Steel Mini Mill	Seguin, Texas	661	—	870,000
Americas Fabrication					1.5
Fabrication	Mesa, Arizona	—	—	50,000
Fabrication	Three locations in California	27	—	180,000
Fabrication	Two locations in Colorado	8	—	120,000
Fabrication	Two locations in Florida	15	—	100,000
Fabrication	Two locations in Georgia	19	8	220,000
Fabrication	Kapolei, Hawaii	5	—	40,000
Fabrication	Two locations in Illinois	11	10	110,000
Fabrication	Two locations in Louisiana	21	—	190,000
Fabrication	Gastonia, North Carolina	16	—	90,000
Fabrication	Two locations in South Carolina	16	—	70,000
Fabrication	Eighteen locations in Texas	163	4	1,480,000
Fabrication	Fredericksburg, Virginia	10	—	60,000
Construction Services	Five locations in Louisiana	7	6	110,000
Construction Services	Eighteen locations in Texas	24	44	250,000
Impact Metals	Pell City, Alabama	20	—	220,000
Impact Metals	Chicora, Pennsylvania	92	—	80,000
International Mill
Steel Mini Mill	Zawiercie, Poland	517	—	2,760,000	1.3
Fabrication	Four locations in Poland	22	1	230,000	0.3
Recycling	Twelve locations in Poland	108	5	150,000	0.6
International Marketing and Distribution
Steel Trading	Carrington, Australia	—	3	70,000
Distribution Warehouse	Houston, Texas	—	10	120,000
Recycling	Singapore	—	26	20,000
Alloy Briquetting	Cayce, South Carolina	—	—	40,000

(1) Refer to Part I, Item 1 Business included in this Annual Report on Form 10-K for a discussion of the calculation of capacity for our mill-related segments.

(2) As our business and the mix of products are constantly changing, the extent of capacity of the facilities by our International Marketing and Distribution segment cannot be accurately stated.

We lease the office space occupied by our corporate headquarters. Our steel trading business headquartered in the U.S. is located in our corporate headquarters.

The leases on the leased properties in the table above will expire on various dates and, with the exception of the CMCP leases in the table above, generally expire over the next seven years. Several of the leases have renewal options. We have had little difficulty in the past renewing such leases prior to their expiration. We estimate our minimum annual rental obligation for all our real estate operating leases in effect at August 31, 2017, to be paid during fiscal 2018, to be approximately $7.7 million.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters.

On April 28, 2016, we were served with a lawsuit filed by Ector County, Texas and the State of Texas by and through the Texas Commission on Environmental Quality ("TCEQ") alleging violations of the Texas Solid Waste Disposal Act, the Texas Water Code, the Texas Clean Air Act, and TCEQ rules on spill prevention and control. The Plaintiffs amended their petition in February 2017 to include violations of TCEQ rules on recycling and storm water permits. The Plaintiffs further amended their petition in April 2017, broadening their allegations. The lawsuit, filed in the 201st Judicial District Court of Travis County, Texas, alleges improper disposal of solid waste and unauthorized outdoor burning activity at CMC’s recycling facility located in Odessa, Texas. The lawsuit seeks a penalty for each day of alleged violation under the Texas Health & Safety Code, the Texas Water Code, or the Texas Administrative Code. While we do not believe that it is probable that a loss has been incurred, the ultimate resolution of the matter could potentially result in a loss. Management’s best estimate of the low end of the range of the potential loss is zero. At this time, it is not possible to reasonably estimate the high end of the range of the potential loss, which could be material to our results of operations. Accordingly, we have not accrued a loss related to this matter. We believe that the lawsuit is without merit and are aggressively defending the action.

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

PRICE RANGE
OF COMMON STOCK

2017 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$22.58	$14.58	$0.12
2nd	24.64	19.90	0.12
3rd	22.32	17.16	0.12
4th	21.00	17.05	0.12

2016 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$17.00	$13.24	$0.12
2nd	15.08	12.44	0.12
3rd	18.50	14.76	0.12
4th	18.36	15.15	0.12

CMC common stock is traded on the NYSE. The number of stockholders of record of CMC common stock at October 24, 2017 was 3,392.

EQUITY COMPENSATION PLANS

Information about our equity compensation plans as of August 31, 2017 was as follows:

	A.	B.	C.
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity
Compensation plans approved by security holders	2,562,887	$15.56	11,144,004
Equity
Compensation plans not approved by security holders	—	—	—
TOTAL	2,562,887	$15.56	11,144,004

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of CMC common stock during the five year period beginning September 1, 2012 and ending August 31, 2017 with the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the Standard & Poor's Steel Industry Group Index (the "S&P Steel Group"). Each index assumes $100 invested at the close of trading August 31, 2012, and reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Commercial Metals Company, the S&P 500 Index
and the S&P Steel Index

$250
$200
$150
$100
$50
$0
8/12
8/13
8/14
8/15
8/16
8/17
Commercial Metals Company
S&P 500
S&P Steel

*$100 invested on 8/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2017 S&P, a division of McGraw Hill Financial. All rights reserved.

	8/12	8/13	8/14	8/15	8/16	8/17
Commercial Metals Company	100.00	120.68	143.77	134.76	137.50	171.62
S&P 500	100.00	118.70	148.67	149.38	168.13	195.43
S&P Steel	100.00	102.23	131.63	104.95	121.80	142.08

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases by the Company during the quarter ended August 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2017 - June 30, 2017	—	—	—	$27,598,706
July 1, 2017 - July 31, 2017	—	—	—	27,598,706
August 1, 2017 - August 31, 2017	—	—	—	27,598,706
Total	—		—

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

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data derived from our audited financial statements for each of the five years in the period ended August 31, 2017. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II, Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and the accompanying notes set forth in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended August 31,
(in thousands, except per share and ratio data)	2017	2016	2015	2014	2013
Net sales*	$4,569,675	$4,177,518	$5,424,413	$6,196,630	$5,757,478
Earnings from continuing operations	32,550	57,900	63,004	104,167	62,806
Diluted earnings per share from continuing operations	0.27	0.50	0.53	0.88	0.53
Cash dividends per share	0.48	0.48	0.48	0.48	0.48
Adjusted operating profit from continuing operations+	89,914	132,519	174,465	228,863	165,155
Capital expenditures	213,120	163,332	119,580	101,749	89,035

	August 31,
	2017	2016	2015	2014	2013
Total assets	$2,975,131	$3,130,869	$3,439,951	$3,833,708	$3,620,370
Long-term debt (includes current maturities)	824,762	1,071,417	1,282,355	1,282,212	1,276,010
Stockholders' equity	1,400,757	1,367,272	1,381,225	1,472,695	1,396,522
__________________________
* Excludes divisions classified as discontinued operations. For additional information on discontinued operations, see Note 3, Changes in Business, to the consolidated financial statements contained in this Annual Report on Form 10-K.
+ Non-GAAP financial measure. Refer to the reconciliation of adjusted operating profit from continuing operations to earnings from continuing operations in Non-GAAP Financial Measures at the end of Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, our financial condition, results of operations, cash flows and business and our expectations or beliefs concerning future events, including the demand for our products, the ability to operate our mills at full capacity, future supplies of raw materials and energy for our operations, share repurchases, renewing the credit facilities of our Polish subsidiary, reinvesting the undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, expectations regarding our liquidity, our capital spending, and plans for future acquisitions, the effects of the outcomes of current contingencies, the new Oklahoma micro mill and our operating plans. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

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

•	rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices;

•	excess capacity in our industry, particularly in China, and product availability from competing steel mills and other steel suppliers including import quantities and pricing;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;

•	involvement in various environmental matters that may result in fines, penalties or judgments;

•	potential limitations in our or our customers' abilities to access credit and non-compliance by our customers with our contracts;

•	activity in repurchasing shares of our common stock under our repurchase program;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	ability to successfully identify, consummate, and integrate acquisitions and the effects that acquisitions may have on our financial leverage;

•	impact of goodwill impairment charges;

•	impact of long-lived asset impairment charges;

•	currency fluctuations;

•	global factors, including political uncertainties and military conflicts;

•	availability of electricity and natural gas for mill operations;

•	ability to hire and retain key executives and other employees;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	information technology interruptions and breaches in security data;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials and other items over which we exert little influence, including scrap metal, energy and insurance;

•	unexpected equipment failures;

•	ability to realize the anticipated benefits of our investment in our new micro mill in Durant, Oklahoma;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations; and

•	increased costs related to health care reform legislation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K.

OVERVIEW

As a vertically integrated organization, we manufacture, recycle and market steel and metal products, related materials and services through a network including four EAF mini mills, an EAF micro mill, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses, metal recycling facilities and marketing and distribution offices in the U.S. and in strategic international markets. Our operations are conducted through five business segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. See Part I, Item 1, Business, for further information regarding our business and segments.

OUTLOOK

Our outlook for demand from the U.S. non-residential construction market remains positive, in spite of a lack of movement on infrastructure stimulus being introduced. However, market conditions remain very challenging as a result of raw material price changes and escalating input costs. Metal margins remain under pressure due to the ongoing influx of dumped and subsidized imports. We saw a temporary pause in rebar imports after the announcement of the Section 232 review into the effect of imports on national security. However, recent data indicates another surge in rebar imports is on its way. We believe that no action taken by the current Administration to address these unfair trade practices is likely to result in imports returning to their previous high levels, negatively impacting the industry's operating results or potentially even imperiling the long-term viability of the U.S. steel industry.

Poland, however, provides a contrast to the U.S. market. Poland and the European Union ("EU") have implemented trade measures necessary to provide a level playing field. This, coupled with the fact that there is good support and financial funding for infrastructure development in Poland and the EU, provide a good demand outlook for our Polish operations.

RESULTS OF OPERATIONS SUMMARY

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations. In the table below, we have included financial measures that were not derived in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Refer to the reconciliations of adjusted operating profit from continuing operations and adjusted EBITDA from continuing operations, each to earnings from continuing operations, in Non-GAAP Financial Measures at the end of this Item 7.

	Year Ended August 31,
(in thousands except per share data)	2017	2016	2015
Net sales*	$4,569,675	$4,177,518	$5,424,413
Earnings from continuing operations	32,550	57,900	63,004
Adjusted operating profit from continuing operations+	89,914	132,519	174,465
Adjusted EBITDA from continuing operations+	222,268	297,777	315,236
Diluted net earnings per share	0.39	0.47	0.67
_________________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure. Refer to the reconciliation of adjusted operating profit from continuing operations and adjusted EBITDA from continuing operations to earnings from continuing operations in Non-GAAP Financial Measures at the of this Item 7.

Fiscal Year 2017 Compared to Fiscal Year 2016

Summary

Net sales for fiscal 2017 increased $0.4 billion, or 9%, compared to fiscal 2016. The increase in net sales was primarily due to increasing ferrous scrap prices throughout fiscal 2017, strong scrap demand from increased domestic steel mill capacity utilization, improved demand in the construction and energy markets and increasing average selling prices in Poland due to lower rebar imports. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in net sales in fiscal 2017.

Earnings from continuing operations and adjusted operating profit from continuing operations for fiscal 2017 decreased $25.4 million and $42.6 million, or 44% and 32%, respectively, compared to fiscal 2016. These decreases were primarily due to margin pressures faced by our Americas Mills and Americas Fabrication segments from aggressive competition and continued high levels of imported rebar into the U.S. at low pricing, resulting in declines in adjusted operating profit for those segments of $40.9 million and $64.5 million, respectively. Partially offsetting these margin pressures, our Americas Recycling segment realized a $76.1 million improvement in adjusted operating profit amid rising scrap prices and margin expansion. The prior year results for the Americas Recycling segment included a $38.9 million long-lived asset impairment. Furthermore, our International Mill segment realized an $18.1 million increase in adjusted operating profit primarily from a 10% increase in volumes, partially offset by a 2% decrease in average metal margin. Further contributing to the decline in earnings and adjusted operating profit, we also recognized charges during fiscal 2017, including an increase in debt extinguishment costs of $11.2 million and $5.8 million increase in severance costs. See Note 10, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding debt extinguishments. Changes in the U.S. dollar relative to other currencies did not have a material impact on the changes in earnings from continuing operations or adjusted operating profit from continuing operations in fiscal 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2017 increased $12.0 million compared to fiscal 2016. The increase was primarily due to a $7.5 million increase in professional services, a $3.6 million increase in employee-related expenses, of which $3.1 million related to mark-to-market adjustment expenses associated with our outstanding equity awards accounted for as liability awards, and a $3.0 million increase in nonqualified benefit restoration plan ("BRP") expenses compared to fiscal 2016. The increase was partially offset by a decrease of $2.1 million in depreciation expense.

Interest Expense

Interest expense from continuing operations in fiscal 2017 decreased $18.1 million compared to fiscal 2016 primarily due to (i) a decrease of $7.8 million from the repayment of long-term debt during fiscal 2016 and 2017; (ii) a $4.1 million acceleration of unamortized deferred gains on interest rate swap transactions as a result of early extinguishment of long-term debt and (iii) the effect of a $6.5 million increase in capitalized interest, which decreased interest expense, related to construction of the steel micro mill in Durant, Oklahoma. See Note 10, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the repayment of long-term debt.

Income Taxes

Our effective income tax rate from continuing operations for the year ended August 31, 2017 was 27.7% compared to 15.7% for the year ended August 31, 2016. The year over year increase to our effective income tax rate is primarily due to a non-recurring $10.3 million discrete benefit recorded during fiscal 2016 related to the settlement of an audit, which reduced the fiscal 2016 effective tax rate. Our income tax rate in fiscal 2017 also increased due to a lower benefit realized under Section 199 of the Internal Revenue Code ("Section 199") compared to the benefit realized during fiscal 2016. The decrease in Section 199 benefit was primarily driven by lower income before taxes in the U.S. Despite these items which increased the effective tax rate over the prior year, our fiscal 2017 effective tax rate was less than the statutory rate of 35% because the rate benefited from a higher proportion of global income earned from operations in countries that have lower statutory income tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%. Additionally, our effective income tax rate was favorably impacted by a non-taxable gain on assets related to our nonqualified BRP which was larger than the comparable non-taxable gain recognized during fiscal 2016.

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

Fiscal Year 2016 Compared to Fiscal Year 2015

Summary

Net sales for fiscal 2016 decreased $1.2 billion, or 23%, compared to fiscal 2015. The decrease in net sales was primarily due to a decrease in average selling prices across all of our segments and a decrease in shipments for our Americas Recycling, Americas Mills and International Marketing and Distribution segments. Import pressure in the U.S., excess global capacity as well as weak demand from the oil and gas industry, which began during the second half of fiscal 2015 and continued throughout fiscal 2016, adversely impacted selling prices and volumes. The change in net sales for fiscal 2016 reflects unfavorable foreign currency fluctuation impacts of approximately $62.3 million due to the strengthening of the U.S. dollar in relation to the zloty, Australian dollar and British pound.

Earnings from continuing operations were $57.9 million and $63.0 million for fiscal years 2016 and 2015, respectively. Adjusted operating profit from continuing operations for fiscal 2016 decreased $41.9 million, or 24%, compared to fiscal 2015 primarily driven by our Americas Recycling and Americas Mills segments and the decrease in volumes discussed above. Our Americas Recycling segment recorded fixed asset impairment charges of $38.9 million in fiscal 2016 compared to goodwill impairment charges of $7.3 million in fiscal 2015. See Note 7, Goodwill and Other Intangible Assets, and Note 8, Long-lived Asset Impairment and Facility Closure Costs, to the consolidated financial statements in this Annual Report on Form 10-K, for additional information on these impairments. Our Americas Recycling segment was also adversely impacted by average metal margin compression for ferrous material, while average metal margin for nonferrous material remained flat. Additionally, average metal margins for our Americas Mills segment decreased 11%. In contrast, for fiscal 2016, our Americas Fabrication segment benefited from a 7% increase in average composite metal margin compared to fiscal 2015. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in adjusted operating profit from continuing operations in fiscal 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2016 increased $0.5 million compared to fiscal 2015. The increase in selling, general, and administrative expenses was primarily due to a $5.0 million increase in nonqualified BRP expenses, a $4.4 million increase in bad debt expense and a $2.4 million increase in employee-related expenses, in each case compared to fiscal 2015. These increases in selling, general, and administrative expenses were partially offset by an $8.1 million reduction in net realized and unrealized losses from foreign currency transactions and foreign exchange derivative activities coupled with a decrease in depreciation expense of $2.5 million, compared to fiscal 2015.

Interest Expense

Interest expense from continuing operations in fiscal 2016 decreased $14.3 million compared to fiscal 2015. The partial repayment of certain long-term notes in the second quarter of fiscal 2016 reduced interest expense by $7.4 million for fiscal 2016 compared to fiscal 2015. Additionally, the decrease in usage of documentary letters of credit for our International Marketing and Distribution segment lowered interest expense by $4.0 million for fiscal 2016 compared to fiscal 2015. See Note 10, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the repayment of long-term notes.

Income Taxes

Our effective income tax rate from continuing operations for the year ended August 31, 2016 was 15.7% compared to 34.7% for the year ended August 31, 2015. In fiscal 2016, our effective income tax rate was favorably impacted by net discrete benefits totaling $10.3 million resulting from the settlement of an audit, including the release of certain unrecognized tax benefits for which the accruals were greater than the amount assessed. Our income tax rate also benefited from a higher proportion of global income earned from operations in countries that have lower statutory income tax rates than the U.S., including Poland. Additionally, we realized a benefit under Section 199 related to U.S. production activity income, which was consistent with the benefit for fiscal 2015. However, with lower income before tax for 2016, the fiscal 2016 Section 199 benefit had a larger impact on our tax rate, causing our income tax rate to decrease year over year. Additionally, during fiscal 2016 we had a non-taxable gain on assets related to our nonqualified BRP, compared to fiscal 2015, which was a non-deductible loss, and caused our effective tax rate to decrease year over year.

SEGMENTS

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. Financial results for our reportable segments are consistent with the basis in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 21, Business Segments, to the consolidated financial statements included in this Annual Report on Form 10-K.

Fiscal Year 2017 Compared to Fiscal Year 2016

Americas Recycling

	Year Ended August 31,
(in thousands)	2017	2016
Net sales	$1,011,500	$705,754
Adjusted operating profit (loss)	14,822	(61,284)

Average selling price (per short ton)
Ferrous	$242	$192
Nonferrous	2,019	1,711

Short tons shipped (in thousands)
Ferrous	1,999	1,614
Nonferrous	234	201
Total tons shipped	2,233	1,815

Net sales in fiscal 2017 increased $305.7 million, or 43%, compared to fiscal 2016 primarily due to an increase in the average ferrous selling price by $50 per short ton coupled with a 24% increase in ferrous tons shipped. Additionally, the average nonferrous selling price increased $308 per short ton and nonferrous tons shipped increased 16%. The improvements in ferrous and nonferrous tons shipped resulted from strong scrap demand due to increased domestic steel mill capacity utilization along with our acquisition of seven recycling facilities during the third quarter of fiscal 2017. Refer to Note 3, Changes in Business, to the consolidated financial statements in this Annual Report on Form 10-K for further information regarding the acquisition of recycling facilities.

Adjusted operating profit in fiscal 2017 increased $76.1 million compared to fiscal 2016 primarily due to impairment charges of $38.9 million recorded in fiscal 2016 while no such impairment charges were recorded in fiscal 2017. See Note 8, Long-lived Asset Impairment and Facility Closure Costs, to the consolidated financial statements in this Annual Report on Form 10-K for additional information on the impairment recorded during fiscal 2016. Adjusted operating profit was also positively affected by the increase in average ferrous metal margin of 10%, coupled with average nonferrous metal margin expansion of 15%. Furthermore, employee related expenses declined 16% per short ton due to the increases in tons shipped discussed above, offset by a 10% per short ton increase in supplies expense.

Americas Mills

	Year Ended August 31,
(in thousands)	2017	2016
Net sales	$1,565,454	$1,498,848
Adjusted operating profit	168,805	209,751

Average steel mill price (per short ton)
Finished goods selling price	$534	$534
Total sales	526	524
Cost of ferrous scrap utilized	243	207
Metal margin	283	317

Steel mill short tons (in thousands)
Melted	2,603	2,522
Rolled	2,476	2,382
Shipped	2,725	2,630

Net sales in fiscal 2017 increased $66.6 million, or 4%, compared to fiscal 2016 principally due to a 4% increase in total shipments compared to fiscal 2016, while average selling prices remained flat. Finished products shipments and shipments of our semi-finished products increased approximately 61 thousand and 34 thousand short tons compared to fiscal 2016 due to stronger demand in fiscal 2017.

Adjusted operating profit in fiscal 2017 decreased $40.9 million compared to fiscal 2016, due in part to average metal margin decreasing $34 per short ton as average selling prices did not keep pace with ferrous scrap cost increases. Partially offsetting margin compression was a $4.1 million decrease in repairs and maintenance expenses due to variances in the timing and amounts of routine maintenance and equipment enhancements conducted in the normal course of business.

Americas Fabrication

	Year Ended August 31,
(in thousands)	2017	2016
Net sales	$1,375,928	$1,489,455
Adjusted operating profit	4,097	68,602

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$738	$804
Structural	2,204	2,276
Post	839	853

Short tons shipped (in thousands)
Rebar	1,009	1,028
Structural	25	32
Post	87	95

Net sales in fiscal 2017 decreased $113.5 million, or 8%, compared to fiscal 2016. The decrease in net sales was primarily due to a decrease in the average composite selling price of $69 per short ton compared to fiscal 2016 as a result of aggressive competition spurred by significant imports of low cost rebar during fiscal 2017, negatively impacting the average composite selling price of projects running through our fabrication backlog, coupled with a 3% decrease in tons shipped, compared to fiscal 2016.

Adjusted operating profit in fiscal 2017 decreased $64.5 million compared to fiscal 2016, primarily due to a decrease in average composite metal margin of 15% as the average composite selling price declined faster than the decline in average composite material cost and selling general and administrative costs, compared to fiscal 2016.

International Mill

	Year Ended August 31,
(in thousands)	2017	2016
Net sales	$636,562	$517,186
Adjusted operating profit	46,977	28,892

Average price (per short ton)
Total sales	$432	$391
Cost of ferrous scrap utilized	240	195
Metal margin	192	196
Ferrous scrap purchase price	203	163

Short tons (in thousands)
Tons melted	1,465	1,284
Tons rolled	1,286	1,243
Tons shipped	1,379	1,254

Net sales in fiscal 2017 increased $119.4 million, or 23%, compared to fiscal 2016 primarily due to a 10% increase in average selling price, as well as a 10% increase in shipments. The increase in average selling price for fiscal 2017 was due to strong demand for steel as a result of manufacturing and industrial activity, coupled with a shift in product mix, including a 5% increase in higher-priced merchant shipments, compared to fiscal 2016. Changes in the U.S. dollar relative to the Polish zloty did not have a material impact on the change in this segment's net sales for fiscal 2017.

Adjusted operating profit in fiscal 2017 increased $18.1 million compared to fiscal 2016, primarily driven by the increase in volume discussed above. However, during fiscal 2017, average metal margin decreased 2% as a result of a $45 per short ton increase in average cost of ferrous scrap utilized compared to fiscal 2016. This was partially offset by a $41 per short ton increase in the average selling price over fiscal 2016 as well as reductions in utilities expense per ton of 6% resulting from lower energy rates and greater efficiencies in our production processes. Changes in the U.S. dollar relative to the Polish zloty did not have a material impact on the change in this segment's adjusted operating profit for fiscal 2017.

International Marketing and Distribution

	Year Ended August 31,
(in thousands)	2017	2016
Net sales	$781,364	$754,958
Adjusted operating loss	(24,324)	(23,690)

On June 13, 2017, we announced our plan to exit our International Marketing and Distribution segment. See Note 3, Changes in Business, for further information.

Net sales in fiscal 2017 increased $26.4 million, or 3%, compared to fiscal 2016. The increase in net sales for fiscal 2017 was primarily due to increases in volumes sold and the average selling price in our steel trading business headquartered in the U.S. driven by increased demand from the oil and gas industry and an increase in volumes sold in Australia due to strong demand from our distributor and construction end users. These increases were partially offset by a decrease in volumes sold for our European and Asian operations as a result of our decision to exit the United Kingdom steel trading business in the fourth quarter of fiscal

2016 and our decision to exit the Asian operations in the fourth quarter of fiscal 2017. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's net sales for fiscal 2017.

Adjusted operating loss in fiscal 2017 increased $0.6 million, or 3%, compared to fiscal 2016. Overall, the underlying operations of this segment improved, particularly for our steel trading business headquartered in the U.S. as a result of improvements within the energy market throughout fiscal 2017. Despite the improvement in operations, this segment recognized certain charges related to the announced plan to exit this segment, resulting in the increase in adjusted operating loss, including: (i) a $8.4 million increase in inventory write-downs, (ii) a $4.2 million impairment charge related to accumulated foreign currency translation loss for our Australian operations and (iii) a $2.0 million goodwill impairment charge. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating loss for fiscal 2017.

Corporate

Corporate expenses in fiscal 2017 increased $24.5 million to $119.6 million compared to fiscal 2016 primarily due to the loss on debt extinguishment of $22.7 million in fiscal 2017 compared to $11.5 million in fiscal 2016. See Note 10, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for further information. Additionally, severance expense related to the exit of certain executives and professional service fees both increased $2.1 million and $6.7 million, respectively, compared to fiscal 2016.

Discontinued Operations

On June 13, 2017, we announced a plan to exit our International Marketing and Distribution segment. As an initial step in this plan, on August 31, 2017, we completed the sale of CMC Cometals for $170.9 million, subject to customary post-closing adjustments. In addition, we announced our plan to restructure and sell the remaining trading operations, including CMC Cometals Steel and locations in Asia and Australia. We have included the results of the sale and the activity related to CMC Cometals in discontinued operations in the consolidated statements of earnings for all periods presented. The remainder of the International Marketing and Distribution segment is expected to be classified in discontinued operations either upon meeting the criteria to be classified as held for sale or upon the wind-down of each operation.

Despite focused efforts and substantial progress to stabilize and improve the results of our Australian steel distribution business, in the first quarter of fiscal 2015, we decided to exit our steel distribution business in Australia which met the definition of a discontinued operation. As a result, our steel distribution business in Australia has been presented as a discontinued operation for all periods. During the fourth quarter of fiscal 2015, we completed the sale of six locations that were a part of the Australian steel distribution business for proceeds of $26.4 million, subject to customary purchase price adjustments, which included an $8.1 million pre-tax gain on sale primarily associated with a currency translation gain of $10.1 million. In the third quarter of fiscal 2016, we recognized a combined $15.8 million in impairment losses on the remaining asset group held for sale. In the fourth quarter of fiscal 2016, we completed the sale of the one remaining Australian steel distribution location for proceeds of $4.4 million, resulting in a nominal impact to earnings from discontinued operations for fiscal year 2016. Our Australian steel distribution business was previously included in the International Marketing and Distribution segment.

See Note 3, Changes in Business, to the consolidated financial statements contained in this Annual Report on Form 10-K, for additional information.

Fiscal Year 2016 Compared to Fiscal Year 2015

Americas Recycling

	Year Ended August 31,
(in thousands)	2016	2015
Net sales	$705,754	$1,022,621
Adjusted operating loss	(61,284)	(29,157)

Average selling price (per short ton)
Ferrous	$192	$257
Nonferrous	1,711	2,273

Short tons shipped (in thousands)
Ferrous	1,614	1,778
Nonferrous	201	225
Total tons shipped	1,815	2,003

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

Americas Mills

	Year Ended August 31,
(in thousands)	2016	2015
Net sales	$1,498,848	$1,841,812
Adjusted operating profit	209,751	255,507

Average steel mill price (per short ton)
Finished goods selling price	$534	$648
Total sales	524	637
Cost of ferrous scrap utilized	207	282
Metal margin	317	355

Steel mill short tons (in thousands)
Melted	2,522	2,553
Rolled	2,382	2,387
Total Tons Shipped	2,630	2,687

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

Adjusted operating profit in fiscal 2016 decreased $45.8 million compared to fiscal 2015. The decreases in average selling price discussed above more than offset a $75 per short ton decrease in the average cost of ferrous scrap utilized, and compressed average metal margins by 11% compared to fiscal 2015. Partially offsetting the margin compression were reductions in various expenses compared to fiscal 2015, largely attributable to: utilities expense of 14% per short ton due to lower utility rates and reduced consumption, freight expenses of 4% per short ton due to reduced fuel costs, supplies expenses of 11% per short ton, and repairs and maintenance expenses of $9.9 million due to variances in the timing and amounts of routine maintenance and equipment enhancements conducted in the normal course of business.

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

International Mill

	Year Ended August 31,
(in thousands)	2016	2015
Net sales	$517,186	$626,251
Adjusted operating profit	28,892	17,555

Average price (per short ton)
Total sales	$391	$480
Cost of ferrous scrap utilized	195	274
Metal margin	196	206

Short tons (in thousands)
Melted	1,284	1,285
Rolled	1,243	1,145
Shipped	1,254	1,226

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

Adjusted operating profit in fiscal 2016 increased $11.3 million compared to fiscal 2015. During fiscal 2016, average metal margin decreased 5% as a result of an $89 per short ton decrease in average selling price, which outpaced a $79 per short ton decrease in the average cost of ferrous scrap utilized compared to fiscal 2015. The decline in average metal margin was more than offset by a reduction in utilities expenses of $13.1 million due to lower energy rates and excise taxes compared to fiscal 2015. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating profit in fiscal 2016.

International Marketing and Distribution

	Year Ended August 31,
(in thousands)	2016	2015
Net sales	$754,958	$1,332,364
Adjusted operating loss	(23,690)	(15,443)

Net sales in fiscal 2016 decreased $577.4 million, or 43%, compared to fiscal 2015. The decrease in net sales for fiscal 2016 was primarily due to a decrease in volumes for our raw materials and steel trading division headquartered in the U.S. and our operations in Europe coupled with a decline in average selling prices throughout our operations within this segment compared to fiscal 2015 due to the continued economic slowdown in China and weakness in global energy markets weighing on global steel and commodity pricing. The change in net sales for fiscal 2016 includes unfavorable foreign currency fluctuation impacts of approximately $13.8 million primarily due to the strengthening of the U.S. dollar in relation to the Australian dollar and British pound.

Adjusted operating loss in fiscal 2016 increased $8.3 million, or 53%, compared to fiscal 2015. The decrease in adjusted operating profit was primarily due to decreases in volumes and average margins for our steel trading division headquartered in the U.S. and our operations in Europe decreased compared to fiscal 2015 primarily due to the factors impacting global steel, commodity and energy markets discussed above. Additionally, the decline in average margins for our operations in Australia and Asia outweighed increases in volumes for these operations. Offsetting these declines, inventory write-downs decreased $19.5 million and employee-related expenses decreased 14% per short ton, in each case, compared to fiscal 2015. This segment was also favorably impacted by a $6.2 million net positive impact from foreign currency transactions and foreign exchange derivative activities in fiscal 2016 compared to fiscal 2015. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating profit in fiscal 2016.

Corporate

Corporate expenses in fiscal 2016 increased $17.3 million to $95.1 million compared to fiscal 2015 primarily due to a $6.7 million increase in employee-related expenses due to centralization of certain shared services to the Corporate segment and the loss on debt extinguishment of $11.5 million in the second quarter of fiscal 2016. See Note 10, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

Discontinued Operations

See the Discontinued Operations description of the "Fiscal Year 2017 Compared to Fiscal Year 2016" section above for discussion of the changes from fiscal 2016 compared to fiscal 2015.

FISCAL 2017 LIQUIDITY AND CAPITAL RESOURCES

While we believe the lending institutions participating in our credit arrangements are financially capable, it is important to note that the banking and capital markets industries periodically experience volatility that may limit our ability to raise capital. Additionally, changes to our credit rating by any rating agency may impact our ability to raise capital and manage our financing costs.

The table below reflects our sources, facilities and availability of liquidity as of August 31, 2017:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$252,595	$252,595
Notes due from 2023 to 2027	630,000	*
Revolving credit facility	350,000	346,983
U.S. receivables sale facility	200,000	39,765
Term Loan due 2022	150,000	—
International accounts receivable sales facilities	56,079	56,079
Bank credit facilities — uncommitted	49,069	47,772
Equipment notes and other	52,077	*
_________________________________
* We believe we have access to additional financing and refinancing, if needed.

Sources of Liquidity and Capital Resources

See Note 10, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

We expect cash on hand and cash generated from operations to be sufficient to meet all interest and principal payments due within the next twelve months, and we believe we will be able to obtain additional financing or to refinance the Notes when they mature.

Our foreign operations generated approximately 24% of our net sales in fiscal 2017, and our foreign operations had cash and cash equivalents of approximately $243.7 million and $173.8 million at August 31, 2017 and 2016, respectively. In September 2017, approximately $206 million of cash in our foreign operations was used to repay intercompany debt obligations owed to CMC and one of its U.S. subsidiaries. Historically, our U.S. operations have generated the majority of our cash, which has been used to fund the cash needs of our U.S. operations as well as our foreign operations. Additionally, as of August 31 2017, our U.S. operations had access to the Credit Agreement described above and the sale of trade accounts receivable program described below. We intend to indefinitely reinvest all undistributed earnings of non-U.S. subsidiaries. If a repatriation of earnings occurs in the future, we would be required to provide for income taxes on dividends from our non-U.S. subsidiaries. Determination of the unrecognized deferred income tax liability related to the undistributed earnings of our non-U.S. subsidiaries is not practicable because of the complexities with its hypothetical calculation.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance for both our International Marketing and Distribution and International Mill operations to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 28% of total receivables at August 31, 2017.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 5, Sales of Accounts Receivable, to the consolidated financial statements contained in this Annual Report on Form 10-K. Our U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our U.S. sale of accounts receivable program contains covenants that are consistent with the covenants contained in the Credit Agreement. At August 31, 2017, the Company had $90.0 million in advance payments outstanding on the sale of its trade accounts receivable, which was repaid in September 2017.

Stock Repurchase Program

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of CMC's outstanding common stock. As of August 31, 2017, the approximate value of CMC common stock that may yet be purchased under this program is $27.6 million. We intend to repurchase shares from time to time for cash in the open market or privately negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of CMC's common stock and may be modified, suspended, extended or terminated at any time without prior notice. We did not purchase any shares of CMC common stock during fiscal 2017. During fiscal 2016, we purchased 2.3 million shares of CMC common stock at an average purchase price of $13.57 per share.

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

On March 6, 2017, we completed the purchase of certain assets from OmniSource Corporation, a wholly owned subsidiary of Steel Dynamics, Inc., consisting of seven recycling facilities located in the southeast United States, which are in close proximity to our mini mill in Cayce, South Carolina. These facilities provide synergies with our other operations in the region. The operating results of these facilities will be included in the Americas Recycling reporting segment.

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

Operating Cash Flow and Capital Expenditures

Our cash flows from operating activities result primarily from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates and interest rates. See Note 12, Derivatives and Risk Management, to the consolidated financial statements included in this Annual Report on Form 10-K.

Fiscal 2017 Compared to Fiscal 2016

Operating Activities
Net cash flows from operating activities decreased $412.4 million for fiscal 2017, compared to fiscal 2016, primarily due to changes in operating assets and liabilities ("working capital") from cyclical increases in commodity pricing and demand, as well as a decrease in net earnings, after giving effect to non-cash items. An increase in working capital for fiscal 2017 resulted in a usage of cash of $65.9 million. In general, commodity pricing and volume increases across most of our businesses are the primary drivers of the working capital change. Days sales outstanding improved by two days and days sales in inventory deteriorated by two days during fiscal 2017.

Investing Activities
Net cash flows used by investing activities decreased $61.9 million for fiscal 2017 primarily due to a $159.1 million increase in proceeds from the sale of subsidiaries, partially offset by a $56.1 million increase in cash used for acquisitions and a $49.8 million increase in capital expenditures. See Note 3, Changes in Business, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding dispositions and acquisitions occurring during fiscal 2017.

We estimate that our fiscal 2018 capital budget will be between $150 million and $200 million, primarily related to the construction of our micro mill in Durant, Oklahoma. We expect that our capital spending will be funded from internally generated capital. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net cash flows used by financing activities decreased $53.2 million for fiscal 2017 compared to fiscal 2016. The primary financing activities occurring during fiscal 2017 were: (i) repayments of long-term debt, resulting in a $500.5 million increase in similar activity as compared to fiscal 2016 and (ii) issuance of new debt, resulting in $475.5 million in proceeds from long-term debt transactions during fiscal 2017 compared to no such activity in fiscal 2016. See Note 10, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding long-term debt transactions occurring during fiscal 2017. Also contributing to the decrease in net cash flows used by financing activities was the repayment of short-term borrowings of $20.1 million and purchases of CMC common stock of $30.6 million during fiscal 2016 while no such activity occurred during fiscal 2017. Further, cash used by documentary letters of credit decreased $41.5 million during fiscal 2017 compared to fiscal 2016. We regularly evaluate the use of our cash in efforts to maximize total shareholder return, including debt repayment, capital deployment, share repurchases and dividends.

We anticipate our current cash balances, cash flows from operations and our available credit sources will be sufficient to meet our cash requirements, including our scheduled debt repayments, payments for our contractual obligations, capital expenditures, working capital needs, share repurchases, dividends and other prudent uses of our capital, such as acquisitions. However, in the event of sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds.

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

Investing Activities
Net cash flows used by investing activities increased $98.8 million during fiscal 2016 compared to the prior fiscal year. The largest factor contributing to the use of cash was an increase in capital expenditures of $43.8 million compared to fiscal 2015, primarily related to key capital projects within our Americas Mills segment. Additionally, during fiscal 2016 there was an increase in restricted cash of $21.8 million to be used for the construction of a new steel micro mill in Durant, Oklahoma. Lastly, as a part of the sale of our discontinued Australian distribution business, we received cash proceeds of $4.3 million during fiscal 2016 compared to cash proceeds of $27.8 million during fiscal 2015.

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

Contractual Obligations

The following table represents our contractual obligations as of August 31, 2017:

	Payments Due By Period*
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$832,077	$19,182	$31,836	$132,994	$648,065
Interest	285,637	38,221	74,716	72,854	99,846
Operating leases(2)	66,443	21,473	25,898	12,722	6,350
Purchase obligations(3)	487,106	458,037	17,772	6,180	5,117
Total contractual cash obligations	$1,671,263	$536,913	$150,222	$224,750	$759,378
__________________________________
* We have not discounted the cash obligations in this table.

(1)
Total amounts are included in the August 31, 2017 consolidated balance sheet. See Note 10, Credit Arrangements, to the consolidated financial statements included in this Annual Report on Form 10-K for more information regarding scheduled maturities of our long-term debt.

(2)
Includes minimum lease payment obligations for noncancelable equipment and real estate leases in effect as of August 31, 2017. See Note 18, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report on Form 10-K for more information regarding minimum lease commitments payable for noncancelable operating leases.

(3)
Approximately 55% of these purchase obligations are for inventory items to be sold in the normal course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.

We provide certain eligible executives benefits pursuant to our nonqualified BRP equal to amounts that would have been available under the tax qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), but for limitations of ERISA, tax laws and regulations. The deferred compensation liability under the BRP was $73.1 million at August 31, 2017, with $50.1 million and $23.0 million included in other long-term liabilities and accrued expenses and other payables, respectively, on the consolidated balance sheets. We generally expect to fund future contributions with cash flows from operating activities, but we are not required to do so. We did not include estimated payments related to the BRP in the above contractual obligation table. Refer to Note 17, Employees' Retirement Plans, to the consolidated financial statements included in this Annual Report on Form 10-K.

Our other noncurrent liabilities on the consolidated balance sheets include deferred tax liabilities of $49.2 million as of August 31, 2017.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At August 31, 2017, we had committed $24.3 million under these arrangements.

Off-Balance Sheet Arrangements

For added flexibility, we sell certain accounts receivable both in the U.S. and internationally. We utilize proceeds from the sales of the trade accounts receivables as an alternative to short-term borrowings, effectively managing our overall borrowing costs and providing an additional source of working capital. We account for sales of the trade accounts receivables as true sales and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The proceeds from cash advances and repayments of advances are reflected as cash provided by or used by, respectively, operating activities on our consolidated statements of cash flows. See Note 5, Sales of Accounts Receivable, to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Superfund

The EPA, or an equivalent state agency, has notified us that we are considered a PRP at several sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), or similar state statutes, to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities and pay costs for associated damages to natural resources. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, we had $0.7 million accrued as of August 31, 2017 and 2016, respectively, in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for the years ended August 31, 2017, 2016 and 2015 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

Clean Water Act

The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes into waters of the U.S., a term broadly defined, or into publicly owned treatment works. These controls have become more stringent over time, and it is probable that additional restrictions will be imposed in the future. Permits must generally be obtained to discharge pollutants into federal waters or into publicly owned treatment works; comparable permits may be required at the state level. The CWA and many state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants. In addition, the EPA's regulations and comparable state statutes may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge or non-compliance with permit requirements, we may be liable for penalties and costs.

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

We incurred environmental expenses of $29.9 million, $33.9 million and $31.7 million for fiscal 2017, 2016 and 2015, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, during fiscal 2017, we spent approximately $8.0 million in capital expenditures related to costs directly associated with environmental compliance. Our accrued environmental liabilities were $4.3 million and $3.3 million as of August 31, 2017 and 2016, respectively, of which $2.1 million were classified as other long-term liabilities as of August 31, 2017 and 2016, respectively.

DIVIDENDS

We have paid quarterly cash dividends in each of the past 212 consecutive quarters. We paid quarterly dividends in fiscal 2017 at the rate of $0.12 per share of CMC common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preceding discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimates and assumptions, including those related to the valuation allowances for receivables, the carrying value of inventory, long-lived assets and goodwill, reserves for litigation, environmental obligations and income taxes, on an ongoing basis. Estimates and assumptions are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results in future periods could differ materially from these estimates. Judgments and estimates related to critical accounting policies used in the preparation of the consolidated financial statements include the following.

Revenue Recognition and Allowance for Doubtful Accounts

We recognize sales when title passes to the customer either when goods are shipped or when they are delivered based on the terms of the sale, there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured. When we estimate that a contract with one of our customers will result in a loss, we accrue the calculated loss as soon as it is probable and estimable. We account for certain fabrication projects based on the percentage of completion accounting method which is based primarily on contract cost incurred to date compared to total estimated contract cost. Contracts recognized on the percentage of completion accounting method can be significantly impacted by changes in contract performance, contract delays, and contract change orders, which may affect the revenue recognition on a project. Changes in revenue attributed to the changes in the estimated total contract cost, or loss, if any, are recognized in the period in which they are determined. It is possible that there will be future and currently unforeseeable adjustments to our estimated contract revenues, costs and margins for these contracts. We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition.

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

The continuing operations income tax rate differs from the income tax rate for discontinued operations because income from discontinued operations includes: (1) domestic operating losses related to CMC Cometals and (2) income earned in jurisdictions that benefit from group loss sharing provisions. Such losses, which carry a full valuation allowance, are utilized to absorb the foreign discontinued operations income; thus, there is no tax expense or benefit associated with the income from discontinued operations in foreign jurisdictions.

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

Inventory Cost

We state inventories at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adjustments to inventory may be due to changes in price levels, obsolescence, damage, physical deterioration, and other causes. Any adjustments required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of goods sold.

Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production, wages and transportation costs. Additionally, the costs of departments that support production, including materials management and quality control, are allocated to inventory. Inventory cost for operations in the CMC Americas division and our International Mill segment is determined by the weighted average cost method. Inventory cost for our International Marketing and Distribution segment is determined by the specific identification method. At August 31, 2017 and 2016, 80% and 60% of our inventories were valued using the weighted average cost method, respectively, and 20% and 40% of our inventories were valued using the specific identification method, respectively.

Goodwill

Goodwill is tested for impairment at the reporting unit level annually and whenever events or circumstances indicate that the carrying value may not be recoverable. During fiscal 2017, we prospectively changed our annual quantitative goodwill impairment testing date from the last day of the fiscal fourth quarter to the first day of the fiscal fourth quarter. The change in the goodwill impairment testing date alleviates fiscal year end resource and timing constraints. This change does not represent a material change in accounting principle, and did not delay, accelerate or avoid a goodwill impairment charge.

Our reporting units represent an operating segment or one level below an operating segment. Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. We use a discounted cash flow model and a market approach to calculate the fair value of our reporting units. The discounted cash flow model includes a number of significant assumptions and estimates regarding future cash flows including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions.

As of August 31, 2017 and 2016, one of our reporting units within our Americas Fabrication segment comprised $51.6 million of our total goodwill. As a result of our annual testing, the fair value of this reporting unit exceeded the carrying value by 13.5%. For all other reporting units, the excess of the fair value over carrying value of each reporting unit was substantial. The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, a significant downturn in non-residential construction markets in the U.S., and continued levels of imported steel into the U.S. In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated business, results of operations and financial condition. Additionally, the assumptions that have the most significant impact on determination of the fabrication reporting unit fair value are the estimates of gross margin expansion, value of the terminal year, and the weighted average cost of capital (discount rate). A change in any of these assumptions, individually or in the aggregate, or future financial performance that is below management expectations may result in the carrying value of this reporting unit exceeding its fair value, and goodwill could be impaired.

For fiscal 2017, we recorded a goodwill impairment charge of $2.0 million related to a reporting unit in our International Marketing and Distribution segment due to management's decision to wind-down the associated operations. For fiscal 2016, the annual goodwill impairment analysis did not result in any impairment charges. For fiscal 2015, we recorded a goodwill impairment charge of $7.3 million related to our Americas Recycling segment due to weakened demand for ferrous scrap exports coupled with a lower near term forecast of future operating results.

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

Based on continued margin and volume pressure in our Americas Recycling segment, which caused us to revise our estimate as to the timing of improvements in these metrics, during the fourth quarter of fiscal 2016, management concluded that a triggering event occurred. As a result, we reviewed the undiscounted future cash flows for our Americas Recycling long-lived asset groups. The results of the undiscounted future cash flow analyses indicated the carrying amounts for certain long-lived asset groups subject to testing were not expected to be recovered. Fair value for these long-lived asset groups was then estimated and compared to the carrying values of the long-lived asset groups, which resulted in a total non-cash, pre-tax impairment of $38.9 million for the fourth quarter of fiscal 2016. The primary factors that affect estimates of future cash flows for these long-lived asset groups are (i) management's scrap price outlook, (ii) scrap demand, (iii) working capital changes, (iv) capital expenditures and (v) selling, general and administrative expenses.

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

NON-GAAP FINANCIAL MEASURES

Adjusted Operating Profit from Continuing Operations

Adjusted operating profit from continuing operations is the sum of our earnings from continuing operations before interest expense, income taxes and discounts on sales of accounts receivable. Adjusted operating profit from continuing operations should not be considered as an alternative to earnings from continuing operations or net earnings, as determined by GAAP. However, we believe that adjusted operating profit from continuing operations provides relevant and useful information, which is often used by analysts, creditors and other interested parties as it allows: (i) a supplemental measure of our ongoing core performance and (ii) the assessment of period-to-period performance trends. Management uses adjusted operating profit from continuing operations to evaluate our financial performance. For added flexibility, we may sell certain trade accounts receivable both in the U.S. and internationally. We consider sales of accounts receivable as an alternative source of liquidity to finance our operations, and we believe that removing these costs provides a clearer perspective of our operating performance. Adjusted operating profit from continuing operations may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Year Ended August 31,
(in thousands)	2017	2016	2015
Earnings from continuing operations	$32,550	$57,900	$63,004
Interest expense	44,047	62,121	76,456
Income taxes	12,454	10,810	33,458
Discounts on sales of accounts receivable	863	1,688	1,547
Adjusted operating profit from continuing operations	$89,914	$132,519	$174,465

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is the sum of earnings from continuing operations before net earnings attributable to noncontrolling interests, interest expense and income taxes. It also excludes our largest recurring non-cash charge, depreciation and amortization, as well as long-lived asset and goodwill impairment charges, which are also non-cash charges. Adjusted EBITDA from continuing operations should not be considered as an alternative to earnings from continuing operations or net earnings, or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA from continuing operations provides relevant and useful information, which is often used by analysts, creditors and other interested parties as it allows: (i) comparison of our earnings to those of our competitors; (ii) a supplemental measure of our ongoing core performance; and (iii) the assessment of period-to-period performance trends. Additionally, adjusted EBITDA from continuing operations is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA from continuing operations may be inconsistent with similar measures presented by other companies.

There were no net earnings attributable to noncontrolling interests during the years ended August 31, 2017, 2016 and 2015.
Reconciliations of earnings from continuing operations to adjusted EBITDA from continuing operations are provided below:

	Year Ended August 31,
(in thousands)	2017	2016	2015
Earnings from continuing operations	$32,550	$57,900	$63,004
Interest expense	44,047	62,121	76,456
Income taxes	12,454	10,810	33,458
Depreciation and amortization	125,053	126,918	132,479
Impairment charges	8,164	40,028	9,839
Adjusted EBITDA from continuing operations	$222,268	$297,777	$315,236

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Approach to Mitigating Market Risk

See Note 12, Derivatives and Risk Management, to the consolidated financial statements included in this Annual Report on Form 10-K for disclosure regarding our approach to mitigating market risk and for summarized market risk information for the preceding fiscal year. Also, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K. The following types of derivative instruments were outstanding or utilized during fiscal 2017, in accordance with our risk management program. All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables provide certain information regarding the foreign exchange and commodity financial instruments discussed above.

Gross foreign currency exchange contract commitments as of August 31, 2017:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			U.S. Equivalent (in thousands)
AUD	47	CNY (2)	249	5.22	—	5.29	$37
AUD	1,641	EUR	1,093	0.67			1,297
AUD	1,056	NZD (3)	1,158	1.05	—	1.10	834
AUD	98,288	USD	76,410	0.74	—	0.80	76,410
PLN	474,437	EUR	110,190	4.19	—	4.59	125,869
PLN	6,264	USD	1,706	3.58	—	4.23	1,706
SGD	2,637	USD	1,950	1.35			1,950
THB	26,448	USD	795	33.27			795
USD	46,116	AUD	58,544	0.78	—	0.79	46,116
USD	6,697	EUR	5,598	1.17	—	1.21	6,697
USD	33,164	PLN	125,000	3.77			33,164
USD	5,535	THB (4)	190,000	33.27	—	35.57	5,535
							$300,410
 _________________
(1) All foreign currency exchange contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.
(2) Chinese yuan
(3) New Zealand dollar
(4) Thai baht

Commodity contract commitments as of August 31, 2017:

Terminal Exchange	Metal	Long/ Short	# of Lots	Standard Lot Size	Total Weight	Range or Amount of Hedge Rates Per MT/lb. (1)			Total Contract Value at Inception (in thousands)
London Metal Exchange	Aluminum	Long	202	25 MT	5,050 MT	1,906.00	—	2,125.50	$10,049
	Aluminum	Short	106	25 MT	2,650 MT	1,909.00	—	2,131.50	5,366
New York Mercantile Exchange	Copper	Long	41	25,000 lbs.	1,025,000 lbs.	253.55	—	310.45	3,063
	Copper	Short	565	25,000 lbs.	14,125,000 lbs.	251.65	—	312.95	40,788
									$59,266
_________________
MT = Metric ton
(1) All commodity contract commitments mature within one year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by or under the supervision of a company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2017. Deloitte & Touche LLP has audited the effectiveness of the Company's internal control over financial reporting; their attestation report is included on page 52 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended August 31, 2017 of the Company and our report dated October 26, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 26, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Metals Company
Irving, Texas

We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Metals Company and subsidiaries as of August 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 26, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
October 26, 2017

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended August 31,
(in thousands, except share data)	2017	2016	2015
Net sales	$4,569,675	$4,177,518	$5,424,413
Costs and expenses:
Cost of goods sold	4,023,265	3,580,618	4,827,562
Selling, general and administrative expenses	426,523	414,561	414,094
Loss on debt extinguishment	22,672	11,480	—
Impairment of assets	8,164	40,028	9,839
Interest expense	44,047	62,121	76,456
	4,524,671	4,108,808	5,327,951
Earnings from continuing operations before income taxes	45,004	68,710	96,462
Income taxes	12,454	10,810	33,458
Earnings from continuing operations	32,550	57,900	63,004

Earnings (loss) from discontinued operations before income taxes	10,607	(1,469)	29,389
Income taxes (benefit)	(3,175)	1,669	12,950
Earnings (loss) from discontinued operations	13,782	(3,138)	16,439

Net earnings	$46,332	$54,762	$79,443

Basic earnings (loss) per share:
Earnings from continuing operations	$0.28	$0.50	$0.54
Earnings (loss) from discontinued operations	0.12	(0.02)	0.14
Net earnings	$0.40	$0.48	$0.68

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.27	$0.50	$0.53
Earnings (loss) from discontinued operations	0.12	(0.03)	0.14
Net earnings	$0.39	$0.47	$0.67
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended August 31,
(in thousands)	2017	2016	2015
Net earnings	$46,332	$54,762	$79,443
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment:
Foreign currency translation adjustment	30,509	(11,771)	(83,063)
Reclassification for translation loss (gain) realized upon liquidation of investment in foreign entity	968	12,597	(10,127)
Foreign currency translation adjustment	31,477	826	(93,190)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss)	756	1,618	(2,467)
Reclassification for (gain) loss included in net earnings	(1,355)	(1,737)	1,758
Net unrealized loss on derivatives	(599)	(119)	(709)
Defined benefit obligation:
Net gain (loss)	439	(132)	(169)
Amortization of net loss	154	104	99
Amortization of prior service credit	(70)	(58)	(57)
Defined benefit obligation	523	(86)	(127)
Other comprehensive income (loss)	31,401	621	(94,026)
Comprehensive income (loss)	$77,733	$55,383	$(14,583)
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands, except share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$252,595	$517,544
Accounts receivable (less allowance for doubtful accounts of $8,665 and $6,427)	706,595	689,382
Inventories	614,459	540,014
Other current assets	140,251	110,464
Current assets of businesses held for sale	—	190,721
Total current assets	1,713,900	2,048,125
Property, plant and equipment:
Land	82,197	70,291
Buildings and improvements	522,468	486,703
Equipment	1,742,086	1,654,830
Construction in process	258,190	111,156
	2,604,941	2,322,980
Less accumulated depreciation and amortization	(1,543,658)	(1,427,935)
	1,061,283	895,045
Goodwill	64,915	66,373
Other assets	135,033	121,326
Total assets	$2,975,131	$3,130,869
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$282,127	$207,875
Accrued expenses and other payables	307,129	263,086
Current maturities of long-term debt	19,182	313,469
Current liabilities of businesses held for sale	—	36,688
Total current liabilities	608,438	821,118
Deferred income taxes	49,197	63,021
Other long-term liabilities	110,986	121,351
Long-term debt	805,580	757,948
Total liabilities	1,574,201	1,763,438
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,793,736 and 114,635,596 shares	1,290	1,290
Additional paid-in capital	349,258	358,745
Accumulated other comprehensive loss	(81,513)	(112,914)
Retained earnings	1,363,806	1,372,988
Less treasury stock, 13,266,928 and 14,425,068 shares at cost	(232,084)	(252,837)
Stockholders' equity	1,400,757	1,367,272
Stockholders' equity attributable to noncontrolling interests	173	159
Total equity	1,400,930	1,367,431
Total liabilities and stockholders' equity	$2,975,131	$3,130,869
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
(in thousands)	2017	2016	2015
Cash flows from (used by) operating activities:
Net earnings	$46,332	$54,762	$79,443
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	125,071	126,940	132,779
Share-based compensation	30,311	26,335	23,484
Loss on debt extinguishment	22,672	11,480	—
Write-down of inventory	21,529	15,555	37,652
Deferred income taxes	(14,184)	(3,889)	(13,071)
Amortization of interest rate swaps termination gain	(11,657)	(7,597)	(7,597)
Asset impairments	8,238	55,793	14,610
Net loss (gain) on sales of a subsidiary, assets and other	6,049	(2,591)	(8,489)
Provision for losses on receivables, net	6,049	6,878	3,481
Tax expense from stock plans	—	1,697	1,213
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(78,527)	142,510	206,633
Proceeds (payments) on sale of accounts receivable programs, net	81,731	(19,472)	(117,753)
Inventories	(98,835)	209,555	127,583
Accounts payable, accrued expenses and other payables	93,478	(43,577)	(180,517)
Other operating assets and liabilities	(63,785)	12,486	14,010
Net cash flows from operating activities	174,472	586,865	313,461

Cash flows from (used by) investing activities:
Capital expenditures	(213,120)	(163,332)	(119,580)
Proceeds from the sale of subsidiaries	163,449	4,349	27,831
Acquisitions	(56,080)	—	—
Increase in restricted cash, net	(11,128)	(21,777)	—
Proceeds from the sale of property, plant and equipment	3,164	5,113	14,925
Net cash flows used by investing activities	(113,715)	(175,647)	(76,824)

Cash flows from (used by) financing activities:
Repayments of long-term debt	(711,850)	(211,394)	(11,335)
Proceeds from long-term debt transactions	475,454	—	—
Cash dividends	(55,514)	(55,342)	(55,945)
Debt extinguishment costs	(22,672)	(11,127)	—
Stock issued under incentive and purchase plans, net of forfeitures	(5,498)	(6,034)	(1,492)
Debt issuance costs	(4,449)	—	—
Increase (decrease) in documentary letters of credit, net	22	(41,468)	(80,482)
Contribution from noncontrolling interests	14	29	38
Treasury stock acquired	—	(30,595)	(41,806)
Short-term borrowings, net change	—	(20,090)	7,802
Tax expense from stock plans	—	(1,697)	(1,213)
Decrease in restricted cash	—	1	3,742
Net cash flows used by financing activities	(324,493)	(377,717)	(180,691)
Effect of exchange rate changes on cash	(1,213)	(1,280)	(5,548)
Increase (decrease) in cash and cash equivalents	(264,949)	32,221	50,398
Cash and cash equivalents at beginning of year	517,544	485,323	434,925
Cash and cash equivalents at end of year	$252,595	$517,544	$485,323

Supplemental information:
Noncash activities-
Liabilities related to additions of property, plant and equipment	$51,330	$29,763	$19,921
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Controlling Interests	Total
Balance at September 1, 2014	129,060,664	$1,290	$359,338	$(19,509)	$1,350,070	(11,231,402)	$(218,494)	$111	$1,472,806
Net earnings					79,443				79,443
Other comprehensive loss				(94,026)					(94,026)
Cash dividends ($0.48 per share)					(55,945)				(55,945)
Treasury stock acquired						(2,902,218)	(41,806)		(41,806)
Issuance of stock under incentive and purchase plans, net of forfeitures			(15,831)			708,294	14,339		(1,492)
Stock-based compensation			19,621						19,621
Tax expense from stock-based plans			(1,213)						(1,213)
Contribution of noncontrolling interests								38	38
Reclassification of share-based liability awards			3,948						3,948
Balance, August 31, 2015	129,060,664	$1,290	$365,863	$(113,535)	$1,373,568	(13,425,326)	$(245,961)	$149	$1,381,374
Net earnings					54,762				54,762
Other comprehensive income				621					621
Cash dividends ($0.48 per share)					(55,342)				(55,342)
Treasury stock acquired						(2,255,069)	(30,595)		(30,595)
Issuance of stock under incentive and purchase plans, net of forfeitures			(29,753)			1,255,327	23,719		(6,034)
Stock-based compensation			21,278						21,278
Tax expense from stock-based plans			(1,697)						(1,697)
Contribution of noncontrolling interests			19					10	29
Reclassification of share-based liability awards			3,035						3,035
Balance at August 31, 2016	129,060,664	$1,290	$358,745	$(112,914)	$1,372,988	(14,425,068)	$(252,837)	$159	$1,367,431
Net earnings					46,332				46,332
Other comprehensive income				31,401					31,401
Cash dividends ($0.48 per share)					(55,514)				(55,514)
Issuance of stock under incentive and purchase plans, net of forfeitures			(26,126)			1,158,140	20,753		(5,373)
Stock-based compensation			15,001						15,001
Contribution of noncontrolling interests								14	14
Reclassification of share-based liability awards			1,638						1,638
Balance at August 31, 2017	129,060,664	$1,290	$349,258	$(81,513)	$1,363,806	(13,266,928)	$(232,084)	$173	$1,400,930
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Nature of Operations

As a vertically integrated organization, Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") manufactures, recycles, and markets steel and metal products, related materials and services through a network including four electric arc furnace ("EAF") mini mills, an EAF micro mill, a rerolling mill, steel fabrication and processing facilities, construction-related product warehouses, metal recycling facilities and marketing and distribution offices in the United States ("U.S.") and in strategic international markets.

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

Americas Mills

The Americas Mills segment, through our three EAF mini mills, micro mill, and rerolling mill, manufactures finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural, and other special sections as well as semi-finished billets for re-rolling and forging applications. This segment's products are sold to the construction, service center, transportation, steel warehousing, fabrication, energy, petrochemical and original equipment manufacturing industries. The Americas Mills segment also includes nine scrap processing facilities and two scrap metal shredders that directly support the steel mills.

Americas Fabrication

The Americas Fabrication segment consists of the Company's rebar and structural fabrication operations, fence post manufacturing facilities, construction-related product facilities and facilities that heat-treat steel to strengthen and provide flexibility. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams.

International Mill

The International Mill segment is comprised of the Company's mill operations in Poland as well as the Company's recycling and fabrication operations located in Poland. This segment manufactures rebar, merchant bar, and wire rod as well as semi-finished billets. In addition, this segment's fabrication operations sell fabricated rebar, fabricated mesh, assembled rebar cages and other rebar by-products. The International Mill's products are sold primarily to fabricators, manufacturers, distributors and construction companies.

International Marketing and Distribution

The International Marketing and Distribution segment includes international operations for the sale, distribution and processing of steel products, ferrous and nonferrous metals and other industrial products. Additionally, this segment includes the Company's steel marketing and distribution division headquartered in the U.S. ("CMC Cometals Steel") and a recycling facility in Singapore. Prior to August 31, 2017, this segment also included the Company's raw materials marketing and distribution division headquartered in the U.S. ("CMC Cometals"). See Note 3, Changes in Business, for additional details. The International Marketing and Distribution segment buys and sells primary and secondary metals, fabricated metals, semi-finished, long and flat steel products and other industrial products. This segment sells its products to customers, primarily manufacturers, in the steel, nonferrous metals, metal fabrication, chemical, refractory, construction and transportation industries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries and certain variable interest entities ("VIEs") for which the Company is the primary beneficiary. Intercompany account balances and transactions have been eliminated.

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

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of net sales and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of assets received in acquisitions; the carrying value of inventory and long-lived assets, including goodwill; valuation allowances for receivables and deferred income taxes; percentage of completion accounting method for revenue recognition; share-based compensation; potential litigation claims and settlements; environmental liabilities; and the carrying value of assets held for sale. Actual results could differ significantly from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with original maturities of three months or less at the date of purchase.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes sales when title passes to the customer either when goods are shipped or when they are delivered based upon the terms of the sale, there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured. When the Company estimates that a firm purchase commitment from a customer will result in a loss, the Company accrues the entire loss as soon as it is probable and estimable. The Company accounts for certain fabrication projects based on the percentage of completion accounting method, based primarily on contract cost incurred to date compared to total estimated contract cost. Changes to total estimated contract cost, or loss, if any, are recognized in the period in which they are determined. Sales recognized in excess of amounts billed of $34.7 million and $19.4 million are classified as current assets and are reflected in accounts receivable on the Company's consolidated balances sheets as of August 31, 2017 and 2016, respectively. Accounts receivable included retainage of $43.2 million and $38.7 million as of August 31, 2017 and 2016, respectively. Shipping and other transportation costs billed to customers are included in net sales and the related costs incurred are reflected in cost of goods sold in the Company's consolidated statements of earnings. The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition. The Company reviews and sets credit limits for each customer. Some of the Company's divisions use credit insurance or letters of credit to ensure prompt payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 28% and 30% of total receivables at August 31, 2017 and 2016, respectively, were secured by credit insurance or letters of credit.

Inventories

At August 31, 2017, inventories were stated at the lower of cost or net realizable value. Inventory cost for operations in the CMC Americas division and the International Mill segment is determined by the weighted average cost method. Inventory cost for the International Marketing and Distribution segment is determined by the specific identification method. At August 31, 2017 and 2016, 80% and 60% of the Company's inventories were valued using the weighted average cost method, respectively, and 20% and 40% of the Company's inventories were valued using the specific identification method, respectively.

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

The Company evaluates impairment of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For each asset or group of assets held for use with indicators of impairment, the Company compares the sum of the expected future cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected undiscounted future cash flows, the excess of the net book value over estimated fair value is charged to impairment loss in the accompanying consolidated statements of earnings. Properties held for sale are reported at the lower of their carrying amount or their estimated sales price, less estimated costs to sell.

Government Assistance

Government assistance, including non-monetary grants, herein collectively referred to as grants, are not recognized until there is reasonable assurance that the Company will comply with the conditions of the grant and the Company will receive the grant.

Generally, government grants fall into two categories: grants related to assets and grants related to income. Grants related to assets are government grants for the purchase, construction or other acquisition of long-term assets. The Company accounts for grants related to assets as deferred income with the offset to an asset account, such as fixed assets, on the Consolidated Balance Sheets. Non-monetary grants are recognized at fair value. The Company recognizes the deferred income in profit or loss on a systematic basis over the useful life of the asset; which, consistent with the Company's fixed assets policy, is straight-line. The period over which grants are recognized depends on the terms of the agreement. Grants related to specific expenses already incurred are recognized in profit or loss in the period in which the grant becomes receivable. A grant related to depreciable assets is recognized in profit or loss over the life of the depreciable asset. Grants related to non-depreciable assets may require the fulfillment of certain obligations. In such cases, these grants are recognized in profit or loss over the periods that bear the cost of meeting the obligations.

Grants related to income are any grants that are not considered grants related to assets, such as grants to compensate for certain expenses. Grants related to income are recognized as a reduction in the related expense in the period that the recognition criteria are met. See Note 11, New Markets Tax Credits.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level annually and whenever events or circumstances indicate that the carrying value may not be recoverable. During fiscal 2017, the Company prospectively changed its annual quantitative goodwill impairment testing date from the last day of the fourth quarter to the first day of the fourth quarter. The change in the goodwill impairment testing date alleviates fiscal year end resource and timing constraints. This change does not represent a material change in accounting principle, and did not delay, accelerate or avoid a goodwill impairment charge.

The Company utilizes a quantitative test that compares the fair value of a reporting unit with its carrying amount, including goodwill, to evaluate goodwill for impairment. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is indicated in the amount that the carrying value exceeds the fair value of the reporting unit, not to exceed the goodwill value for the reporting unit. The Company's reporting units represent an operating segment or one level below an operating segment.

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

For fiscal 2017, the Company recorded a goodwill impairment charge of $2.0 million related to a reporting unit in its International Marketing and Distribution segment. For fiscal 2016, the annual goodwill impairment analysis did not result in any impairment charges at any of the Company's reporting units. For fiscal 2015, the Company recorded a goodwill impairment charge of $7.3 million related to its Americas Recycling segment. See Note 7, Goodwill and Other Intangible Assets, for additional details of the impairment charges. As of August 31, 2017 and 2016, one of the Company's reporting units within its Americas Fabrication segment comprised $51.6 million and 51.3 million, respectively, of the Company's total goodwill. Goodwill at the Company's other reporting units was not material at August 31, 2017 and 2016.

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

Foreign Currencies

The functional currencies of the Company's Australian, German, Polish, United Kingdom and certain Chinese, Singaporean and Thai operations are their local currencies. The Company's remaining international subsidiaries' functional currency is the U.S. dollar. Translation adjustments are reported as a component of accumulated other comprehensive loss. Transaction gains (losses) from transactions denominated in currencies other than the functional currencies were $5.5 million, $(13.9) million and

$(45.4) million for the years ended August 31, 2017, 2016 and 2015, respectively, and are primarily included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

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

Recently Adopted Accounting Pronouncements

In the fourth quarter of fiscal 2017, the Company early adopted Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 805), issued by the Financial Accounting Standards Board ("FASB"). The standard simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The standard was applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In the second quarter of fiscal 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718), issued by the FASB requiring that the Company recognize all excess tax benefits and tax deficiencies as an income tax expense or benefit when stock awards vest or are settled. Additionally, the guidance allows for an increase in the threshold for net share settlement up to the maximum statutory rate in employees’ applicable jurisdictions without triggering liability classification. The adoption of this guidance had an immaterial impact on income taxes on the Company’s consolidated statement of earnings for the year ended August 31, 2017. Additionally, the Company has elected to continue to estimate forfeitures. As such, this adoption has no cumulative effect on retained earnings. The Company elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively, which had an immaterial impact on both net cash from operating activities and net cash used in financing activities for the year ended August 31, 2017. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on the Company’s consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

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

In the first quarter of fiscal 2017, the Company adopted ASU 2015-02, Consolidation (Topic 810), issued by the FASB modifying the evaluation of whether limited partnerships and similar legal entities are voting interest entities. The guidance was adopted on a retrospective basis and did not have an impact on the Company's consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities (Topic 815). The ASU better aligns accounting rules with a company's risk management activities; better reflects economic results of hedging in financial statements; and simplifies hedge accounting treatment. For public companies, this standard is effective for annual periods beginning after December 15, 2018, including interim periods within those periods, with early adoption permitted. The standard must be applied to hedging relationships existing on the date of adoption and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial statements as well as determining the Company's planned adoption date.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The standard must be applied prospectively on or after the effective date. Early application of the standard is allowed with certain restrictions. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has modified the standard thereafter. Under the standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and will be effective for the Company beginning September 1, 2018, at which point the Company plans to adopt the standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company currently expects to adopt the standard using the modified retrospective approach. As part of the adoption of the standard, management assembled a cross-functional implementation team which has reviewed representative samples of contracts to analyze the impact of the standard. As a result of these analyses, the Company does not anticipate that there will be a material impact on its statement of financial position, results of operations or cash flows in its Americas Mills, Americas Recycling or International Mill segments. The Company is still in the process of examining contract specific terms within the Americas Fabrication segment. In addition, the standard includes expanded disclosure requirements, which the Company continues to analyze. As part of the overall evaluation of the standard, the Company is also identifying and preparing to implement changes to its accounting policies, practices, and internal controls over financial reporting to support the standard both in the transition period as well as on an on-going basis.

NOTE 3. CHANGES IN BUSINESS

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

On March 6, 2017, the Company completed the purchase of certain assets from OmniSource Corporation, a wholly-owned subsidiary of Steel Dynamics, Inc., consisting of seven recycling facilities located in the southeast United States (the "Recycling Assets"), which are in close proximity to CMC’s mini mill in Cayce, South Carolina. These facilities provide synergies with CMC's other operations in the region. The operating results of these facilities are included in the Americas Recycling reporting segment.

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

Businesses Held for Sale

The Company did not have any businesses classified as held for sale at August 31, 2017. As of August 31, 2016, CMC Cometals was classified as held for sale. Assets and liabilities of the business held for sale on the Company’s consolidated balance sheet consisted of the following:

Year Ended August 31,
(in thousands)	2016
Assets:
Accounts receivable	$76,402
Inventories	112,740
Other current assets	1,579
Current assets of business held for sale	190,721
Property, plant and equipment, net of accumulated depreciation and amortization	4
Long-term assets of business held for sale*	$4
Liabilities:
Accounts payable-trade	$35,662
Accrued expenses and other payables	1,026
Current liabilities of business held for sale	$36,688
* Included in other assets on the consolidated balance sheet.

Discontinued Operations

On June 13, 2017, the Company announced a plan to exit its International Marketing and Distribution segment. As an initial step in this plan, on August 31, 2017, the Company completed the sale of CMC Cometals, subject to customary post-closing adjustments. In addition, on June 13, 2017, the Company announced its plan to pursue a restructuring and sale of the remaining trading operations located in the U.S., Asia and Australia. The results of the sale and the activity related to CMC Cometals are included in discontinued operations in the consolidated statements of earnings for all periods presented. The remainder of the International Marketing and Distribution segment is expected to be classified in discontinued operations either upon meeting the criteria to be classified as held for sale or upon the wind-down of each operation.

The major classes of line items constituting earnings before income taxes for CMC Cometals, which are included in earnings (loss) from discontinued operations before income taxes in the consolidated statements of earnings for all periods presented, are presented in the table below. CMC Cometals is the only component that qualified for discontinued operations post-adoption of ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).

	Year Ended August 31,
(in thousands)	2017		2016	2015
Net sales	$429,462		$433,008	$564,192
Costs and expenses:
Cost of goods sold	389,276		393,895	484,196
Selling, general and administrative expenses	22,774		22,523	29,179
Net loss on sale of CMC Cometals	6,950	—	—	—
Interest expense	—		109	1,304
	419,000		416,527	514,679
Earnings before income taxes	10,462		16,481	49,513
Income taxes (benefit)	(2,935)		3	—
Earnings from CMC Cometals	$13,397		$16,478	$49,513

Depreciation, amortization and capital expenditures for CMC Cometals were not material for fiscal 2017, 2016 and 2015, respectively. Stock-based compensation was $(0.9) million, $2.5 million and $2.2 million for fiscal 2017, 2016 and 2015, respectively. Inventory write-downs were $1.0 million, $1.2 million and $9.2 million for fiscal 2017, 2016 and 2015, respectively. There were no other significant operating or investing non-cash items for CMC Cometals for fiscal 2017, 2016 and 2015.

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

Financial information for discontinued operations was as follows:

	Year Ended August 31,
(in thousands)	2017	2016	2015
Net sales	$429,440	$474,422	$737,258
Earnings (loss) before income taxes	10,607	(1,469)	29,389

Dispositions

During the fourth quarter of fiscal 2017, the Company completed the sale of CMC Cometals for proceeds of $170.9 million, subject to customary post-closing adjustments. A portion of the proceeds totaling $8.0 million were deferred and recorded in accounts receivable in the consolidated balance sheet for the year ended August 31, 2017. The Company recognized a $7.0 million loss on the sale, which was included in discontinued operations in the consolidated statement of earnings for the year ended August 31, 2017.

During the fourth quarter of fiscal 2015, the Company completed the sale of six locations that were a part of the Australian steel distribution business for proceeds of $26.4 million. The Company recognized an $8.1 million pre-tax gain on the sale, which included a currency translation gain of $10.1 million. Additionally, all operations ceased at three other locations that were part of the Australian steel distribution business. In the fourth quarter of fiscal 2016, the Company completed the sale of the one remaining Australian steel distribution location, excluding accounts receivable, for proceeds of $4.4 million, resulting in an immaterial impact to earnings from discontinued operations for fiscal year 2016. The results of the sales and the activity related to the Australian steel distribution business were included in discontinued operations in the consolidated statements of earnings for all periods presented.

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") was comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance at September 1, 2014	$(19,891)	$3,014	$(2,632)	$(19,509)
Other comprehensive loss before reclassifications	(83,063)	(3,702)	(270)	(87,035)
Amounts reclassified from AOCI	(10,127)	2,707	63	(7,357)
Income taxes	—	286	80	366
Net other comprehensive loss	(93,190)	(709)	(127)	(94,026)
Balance at August 31, 2015	(113,081)	2,305	(2,759)	(113,535)
Other comprehensive income (loss) before reclassifications	(11,771)	2,006	(186)	(9,951)
Amounts reclassified from AOCI	12,597	(2,233)	68	10,432
Income taxes	—	108	32	140
Net other comprehensive income (loss)	826	(119)	(86)	621
Balance at August 31, 2016	(112,255)	2,186	(2,845)	(112,914)
Other comprehensive income before reclassifications	30,509	1,003	678	32,190
Amounts reclassified from AOCI	968	(1,845)	115	(762)
Income taxes	—	243	(270)	(27)
Net other comprehensive income (loss)	31,477	(599)	523	31,401
Balance at August 31, 2017	$(80,778)	$1,587	$(2,322)	$(81,513)

The significant items reclassified out of accumulated other comprehensive loss and the corresponding line items in the consolidated statements of earnings to which the items were reclassified were as follows:

		Year Ended August 31,
Components of AOCI (in thousands)	Location	2017	2016	2015
Foreign currency translation adjustments and other:
Translation loss realized upon liquidation of investment in foreign entity	SG&A expenses	$(968)	$—	$—
Translation (loss) gain realized upon sale of investment in foreign entity	Earnings (loss) from discontinued operations before income taxes	—	(12,597)	10,127
		$(968)	$(12,597)	$10,127
Unrealized gain (loss) on derivatives:
Commodity	Cost of goods sold	$37	$(443)	$(645)
Foreign exchange	Net sales	369	(380)	124
Foreign exchange	Cost of goods sold	158	2,283	(2,774)
Foreign exchange	SG&A expenses	446	291	76
Interest rate	Interest expense	789	532	532
Commodity	Earnings (loss) from discontinued operations before income taxes	46	(50)	(20)
		1,845	2,233	(2,707)
Income tax effect	Income taxes from continuing operations	(506)	(478)	956
Income tax effect	Income taxes (benefit) from discontinued operations	16	(18)	(7)
		(490)	(496)	949
Net of income taxes		$1,355	$1,737	$(1,758)
Defined benefit obligation:
Amortization of net loss	SG&A expenses	$(201)	$(140)	$(134)
Amortization of prior service credit	SG&A expenses	86	72	71
		(115)	(68)	(63)
Income tax effect	Income taxes	31	22	21
Net of income taxes		$(84)	$(46)	$(42)
Amounts in parentheses reduce earnings.

NOTE 5. SALES OF ACCOUNTS RECEIVABLE

During the fourth quarter of fiscal 2016, the Company entered into a fifth amended $200.0 million U.S. sale of trade accounts receivable program which expires on August 15, 2019. In June 2017, the Company entered into a sixth amendment, which withdrew CMC Cometals and CMC Cometals Steel from the program. Under the program, CMC contributes, and certain of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of buying and selling trade accounts receivable generated by the Company. CMCRV sells the trade accounts receivable in their entirety to two financial institutions. Under the amended U.S. sale of trade accounts receivable program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable sold. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. Additionally, the U.S. sale of trade accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the credit facility described in Note 10, Credit Arrangements.

At August 31, 2017 and 2016, under its U.S. sale of accounts receivable program, the Company had sold $226.9 million and $215.9 million of trade accounts receivable, respectively, to the financial institutions. At August 31, 2017, the Company had $90.0 million in advance payments outstanding on the sale of its trade accounts receivable and none at August 31, 2016.

In addition to the U.S. sale of trade accounts receivable program described above, the Company's international subsidiaries in Poland sell, and previously in Australia have sold, trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy and are removed from the consolidated balance sheets. The Polish program has a facility limit of 220.0 million Polish zloty ($61.7 million as of August 31, 2017) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. Under the Polish and Australian programs, the cash advances received were reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. During the first quarter of fiscal 2017, the Company's existing Australian program expired, and the Company did not enter into a new program.

At August 31, 2017, under its Polish program, the Company had sold $79.5 million of trade accounts receivable to the third-party financial institution and had no advance payments outstanding on the sale of its trade accounts receivable. At August 31, 2016, under its Polish and Australian programs, the Company had sold $85.7 million of trade accounts receivable to third-party financial institutions and had $8.3 million in advance payments outstanding.

For the years ended August 31, 2017, 2016 and 2015, cash proceeds from the U.S. and international sale of trade accounts receivable programs were $375.4 million, $400.8 million and $596.4 million, respectively, and cash payments to the owners of trade accounts receivable were $293.6 million, $420.3 million and $714.2 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. and Australian programs. Discounts on U.S. and international sales of trade accounts receivable were $0.9 million, $1.7 million and $2.4 million for the years ended August 31, 2017, 2016 and 2015, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

The deferred purchase price on the Company's U.S. and international sale of trade accounts receivable programs was included in accounts receivable on the Company's consolidated balance sheets, with the exception of the deferred purchase price related to the Company's businesses classified as held for sale, which were included in assets of businesses held for sale on the Company's consolidated balance sheet at August 31, 2016. The following table summarizes the activity of the deferred purchase price receivables for the U.S. and international sale of trade accounts receivable programs.

(in thousands)	Total	U.S.*	Australia**	Poland
Balance at September 1, 2014	$385,169	$329,797	$34,071	$21,301
Transfers of trade accounts receivable	3,574,283	2,944,627	298,179	331,477
Collections	(3,619,905)	(3,004,646)	(314,212)	(301,047)
Balance at August 31, 2015	$339,547	$269,778	$18,038	$51,731
Transfers of trade accounts receivable	2,389,297	1,933,477	175,593	280,227
Collections	(2,439,096)	(1,990,493)	(166,969)	(281,634)
Balance at August 31, 2016	$289,748	$212,762	$26,662	$50,324
Transfers of trade accounts receivable	2,646,513	2,251,118	16,914	378,481
Collections	(2,596,836)	(2,237,872)	(9,659)	(349,305)
Exit from Programs	(124,302)	(90,385)	(33,917)	—
Balance at August 31, 2017	$215,123	$135,623	$—	$79,500
_________________________
* Includes the sale of trade accounts receivable activities related to CMC Cometals. See Note 3, Changes to Business, for further discussion. For the year ended August 31, 2017, with respect to CMC Cometals, transfers of trade accounts receivable were $141.0 million, collections were $125.6 million and redemptions of trade accounts receivable associated with the exit from the program were $40.4 million. For the years ended August 31, 2016 and 2015, with respect to CMC Cometals, transfers of trade accounts receivable were $173.2 million and $286.6 million, respectively, and collections were $174.4 million and $311.4 million, respectively.

**Includes the sale of trade accounts receivable activities related to the Australian steel distribution business. See Note 3, Changes to Business, for further discussion. For the year ended August 31, 2017, there were no transfers of trade accounts receivable, collections were $3.7 million and redemptions of trade accounts receivable associated with the exit from the program were $1.6 million. For August 31, 2016 and 2015, transfers of accounts receivable were $45.8 million and $180.0 million, respectively, and collections were $61.7 million and $209.2 million, respectively.

NOTE 6. INVENTORIES

The majority of the Company's inventories are in the form of semi-finished and finished goods. The Company’s business model, with the exception of the International Marketing and Distribution segment, is such that products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. Inventories in the International Marketing and Distribution segment are sold as finished goods. As such, work in process inventories were not material at August 31, 2017 and 2016. At August 31, 2017 and 2016, $116.8 million and $77.9 million, respectively, of the Company's inventories were in the form of raw materials.

Inventory write-downs were $21.5 million, $15.6 million, and $37.7 million for the years ended August 31, 2017, 2016, and 2015.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Goodwill, gross
Balance at September 1, 2015	$9,751	$4,970	$57,637	$2,517	$1,912	$76,787
Foreign currency translation	—	—	—	(85)	70	(15)
Balance at August 31, 2016	9,751	4,970	57,637	2,432	1,982	76,772
Acquisitions	—	—	306	—	—	306
Foreign currency translation	—	—	—	232	—	232
Balance at August 31, 2017	$9,751	$4,970	$57,943	$2,664	$1,982	$77,310

Accumulated impairment losses
Balance at September 1, 2015	$(9,751)	$—	$(493)	$(160)	$—	$(10,404)
Foreign currency translation	—	—	—	5	—	5
Balance at August 31, 2016	(9,751)	—	(493)	(155)	—	(10,399)
Foreign currency translation	—	—	—	(14)	—	(14)
Impairment	—	—	—	—	(1,982)	(1,982)
Balance at August 31, 2017	$(9,751)	$—	$(493)	$(169)	$(1,982)	$(12,395)

Goodwill, net
Balance at September 1, 2015	$—	$4,970	$57,144	$2,357	$1,912	$66,383
Foreign currency translation	—	—	—	(80)	70	(10)
Balance at August 31, 2016	—	4,970	57,144	2,277	1,982	66,373
Acquisitions	—	—	306	—	—	306
Foreign currency translation	—	—	—	218	—	218
Impairment	—	—	—	—	(1,982)	(1,982)
Balance at August 31, 2017	$—	$4,970	$57,450	$2,495	$—	$64,915

In the fourth quarter of 2017, the Company recorded a $2.0 million goodwill impairment charge related to a reporting unit in its International Marketing and Distribution segment due to management's decision to wind-down the associated operations. For fiscal 2016, the annual goodwill impairment analysis did not result in any impairment charges at any of the Company's reporting units. For fiscal 2015, the Company recorded a $7.3 million goodwill impairment charge related to its Americas Recycling segment due to weakened demand for ferrous scrap exports coupled with a lower near term forecast of future operating results.

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

As of August 31, 2017 and 2016, one of the Company's reporting units within the Americas Fabrication reporting unit comprised $51.6 million and $51.3 million, respectively, of the Company's total goodwill. As a result of our annual testing, the fair value of this reporting unit exceeded the carrying value by 13.5%. The assumptions that have the most significant impact on determination of the fabrication reporting unit fair value are the estimates of gross margin expansion, value of the terminal year, and the weighted average cost of capital (discount rate). A change in any of these assumptions, individually or in the aggregate, or future financial performance that is below management expectations may result in the carrying value of this reporting unit exceeding its fair value, and goodwill could be impaired. For all other reporting units, the excess of the fair value over carrying value of each reporting unit was substantial. The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in CMC's common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, a significant downturn in non-residential construction markets in the United States, and continued levels of imported steel into the United States. In the event of significant adverse changes of the nature described above, it may be necessary for the Company to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company's consolidated business, results of operations and financial condition.

The following intangible assets subject to amortization are included in other noncurrent assets on the Company's consolidated balance sheets:

	August 31, 2017			August 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer base	$6,334	$2,660	$3,674	$6,160	$2,714	$3,446
Favorable land leases	10,189	2,849	7,340	10,081	2,518	7,563
Non-competition agreements	1,750	578	1,172	1,600	371	1,229
Brand name	1,328	770	558	628	328	300
Other	101	65	36	101	58	43
Total	$19,702	$6,922	$12,780	$18,570	$5,989	$12,581

Excluding goodwill, there are no other significant intangible assets with indefinite lives. Amortization expense for intangible assets for the years ended August 31, 2017, 2016 and 2015 was $2.3 million, $3.6 million, and $6.9 million, respectively. At August 31, 2017, the weighted average remaining useful life of these intangible assets, excluding the favorable land leases was seven years. The weighted average life of the favorable land leases was 48 years. Estimated amounts of amortization expense for the next five years are as follows.

Year Ended August 31,	(in thousands)
2018	$1,578
2019	1,342
2020	1,105
2021	1,082
2022	804

NOTE 8. LONG-LIVED ASSET IMPAIRMENT AND FACILITY CLOSURE COSTS

See Note 3, Changes in Business, for discussion on the Company's plan to exit its International Marketing and Distribution segment. Expenses associated with exiting this business included severance pay in fiscal 2017. See Note 9, Severance for additional information. Also refer to Note 7, Goodwill and Other Intangible Assets, and Note 13, Fair Value, for a discussion of other impairments. There were no material long-lived asset impairment charges recorded during the year ended August 31, 2017.

During fiscal 2016 and 2017, the Company exited its steel trading and distribution businesses headquartered in Cardiff, Wales, United Kingdom. These operations were included in the Company's International Marketing and Distribution reporting segment. The expenses associated with exiting these businesses were not material in each respective fiscal year and were included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

During the first quarter of fiscal 2015, the Company decided to exit and sell its steel distribution business in Australia, which met the definition of a discontinued operation. As a result, this business is presented as a discontinued operation for all periods presented. During the third quarter of fiscal 2016, the Company recorded an impairment charge of $15.8 million, including the impact of an approximate $13.5 million accumulated foreign currency translation loss, on its remaining component of the Australian steel distribution business that was classified as held for sale at May 31, 2016. See Note 13, Fair Value, for further discussion of this impairment charge. Other expenses associated with exiting this business were not material for the years ended August 31, 2017, 2016, and 2015.

Based on continued margin and volume pressure in the Company's Americas Recycling segment, which caused the Company to revise its estimate as to the timing of improvement in these metrics, during the fourth quarter of fiscal 2016, management concluded a triggering event occurred. As a result, the Company reviewed the undiscounted future cash flows for its Americas Recycling long-lived asset groups. The results of the undiscounted future cash flow analyses indicated the carrying amounts for certain long-lived asset groups subject to testing were not expected to be recovered. The Company estimated the fair value for these long-lived asset groups using market and income approaches. The fair value was then compared to the carrying values of the long-lived asset groups. The resulting impairment charges of $38.9 million were recorded within the Americas Recycling segment at August 31, 2016.

NOTE 9. SEVERANCE

The Company recorded consolidated severance cost of $25.0 million, $3.2 million and $5.8 million for the years ended August 31, 2017, 2016 and 2015, respectively. The severance cost recorded during fiscal 2017 related primarily to the Company's discontinued operations, as the closure of marketing and distribution offices resulted in involuntary employee termination benefits. As of August 31, 2017 and 2016, the remaining liability to be paid in the future related to termination benefits was $16.9 million and $0.9 million, respectively, and is included in accrued expenses and other payables on the Company's consolidated balance sheets.

NOTE 10. CREDIT ARRANGEMENTS

Long-term debt, which as of August 31, 2016 included the deferred gain from the termination of the interest rate swaps, was as follows:

	Weighted Average Interest Rate as of August 31, 2017	August 31,
(in thousands)		2017	2016
2027 Notes	5.375%	$300,000	$—
2023 Notes	4.875%	330,000	330,000
Term Loan (Due 2022)	2.804%	150,000	—
2018 Notes	6.400%	—	408,874
2017 Notes	5.740%	—	302,601
Other, including equipment notes		52,077	34,166
Total long-term debt		832,077	1,075,641
Less: Debt issuance costs		7,315	4,224
Total long-term debt outstanding		824,762	1,071,417
Less: Current maturities of long-term debt		19,182	313,469
Long-term debt		$805,580	$757,948

In July 2017, the Company issued $300.0 million of 5.375% Senior Notes due July 15, 2027 (the "2027 Notes"). Interest on these notes is payable semiannually.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Interest on these notes is payable semiannually.

On June 26, 2014, the Company entered into a fourth amended and restated credit agreement (the "Credit Agreement") with a revolving credit facility of $350.0 million and a maturity date of June 26, 2019. On June 23, 2017, the Company entered into a second amendment to the Credit Agreement. Among other things, the second amendment extends the maturity of the Credit Agreement to June 23, 2022 and provides for a senior secured term loan in the maximum principal amount of $150.0 million (the "Term Loan"). The Term Loan will mature in June 2022 and was drawn upon on July 13, 2017. The Company is required to make quarterly payments on the Term Loan equal to 1.25% of the original principal amount. The maximum availability under the Credit Agreement, including the Term Loan, can be increased to $750.0 million with bank approval. The Company had no amounts drawn under the revolving portion of its Credit Agreement at August 31, 2017 or 2016. The Company's obligation under the Credit Agreement is collateralized by its U.S. inventory and U.S. fabrication receivables. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit which totaled $3.0 million at both August 31, 2017 and 2016.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At August 31, 2017, the Company's interest coverage ratio was 5.29 to 1.00 and the Company's debt to capitalization ratio was 0.37 to 1.00.

In August 2008, the Company issued $500.0 million of 7.35% senior unsecured notes due August 2018 (the "2018 Notes"). During the third quarter of fiscal 2010, the Company entered into hedging transactions which reduced the Company's effective interest rate on these notes to 6.40% per annum. Interest on these notes is payable semiannually. In February 2016, the Company accepted for purchase approximately $100.2 million of the outstanding principal amount of its 2018 Notes through a cash tender offer. The Company recognized expenses of approximately $6.1 million related to the early extinguishment of this debt, which are included in loss on debt extinguishment in the consolidated statement of earnings for the year ended August 31, 2016.

In July 2007, the Company issued $400.0 million of 6.50% senior unsecured notes due July 2017 (the "2017 Notes"). During the third quarter of fiscal 2011, the Company entered into hedging transactions which reduced the Company's effective interest rate on these notes to 5.74% per annum. Interest on these notes is payable semiannually. In February 2016, the Company accepted for purchase $100.0 million of the outstanding principal amount of its 2017 Notes though a cash tender offer. The Company recognized expenses of approximately $5.4 million related to the early extinguishment of this debt, which are included in loss on debt extinguishment in the consolidated statement of earnings for the year ended August 31, 2016.

During the fourth quarter of fiscal 2017, the Company redeemed the full outstanding principal amount of its 2017 and 2018 Notes. The Company recognized expenses of $22.7 million related to the early extinguishment of the 2018 Notes, which are included in loss on debt extinguishment in the consolidated statements of earnings for the year ended August 31, 2017.

During fiscal 2012, the Company terminated its existing interest rate swap transactions and received cash proceeds of approximately $52.7 million, net of customary finance charges. The resulting gain was deferred and was being amortized as a reduction to interest expense over the remaining term of the respective debt tranches. At August 31, 2016, $11.6 million of the deferred gain remained unamortized, and at August 31, 2017, no gain remained unamortized. Amortization of the deferred gain was $11.6 million for the year ended August 31, 2017 and $7.6 million for each of the years ended August 31, 2016 and 2015.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances as described in Note 2, Summary of Significant Accounting Policies), foreign exchange transactions and short-term advances which are priced at market rates.

At August 31, 2017 and 2016, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 175.0 million ($49.1 million) and PLN 175.0 million ($44.8 million), respectively. As of August 31, 2017, the uncommitted credit facilities have expiration dates ranging from November 2017 to March 2018, which CMCP intends to renew upon expiration. At August 31, 2017 and 2016, no amounts were outstanding under these facilities. During fiscal 2017 and fiscal 2016, CMCP had no borrowings or repayments under its uncommitted credit facilities. During fiscal 2015, CMCP had total borrowing and total repayments of $49.6 million each under its uncommitted credit facilities.

At August 31, 2017, the Company was in compliance with all of the covenants contained in our credit arrangements.

The scheduled maturities of the Company's long-term debt are as follows:

Year Ending August 31,	(in thousands)
2018	$19,182
2019	18,276
2020	13,560
2021	10,648
2022	122,346
Thereafter	648,065
Total long-term debt	832,077
Less: Debt issuance costs	7,315
Total long-term debt outstanding	$824,762

The Company capitalized $9.8 million and $3.6 million of interest in the cost of property, plant and equipment during fiscal years 2017 and 2016, and an immaterial amount during fiscal year 2015. Cash paid for interest for the years ended August 31, 2017, 2016 and 2015 was $65.7 million, $74.7 million and $86.7 million, respectively.

NOTE 11. NEW MARKETS TAX CREDIT TRANSACTIONS

The Company, through its wholly-owned subsidiary, CMC Steel Oklahoma, LLC ("CMC Steel OK"), is in the process of constructing a micro mill with an expected commissioning date in the second quarter of fiscal 2018 and a separate project to install a spooler with an expected commissioning date in the spring of 2018. Additionally, the Company, through its wholly-owned subsidiary, CMC Post Oklahoma, LLC ("CMC Post OK"), is in the process of constructing a T-post shop with an expected commissioning date in the summer of 2018. These projects are located in Durant, Oklahoma. In connection with these projects, the Company entered into transactions that qualified through the New Markets Tax Credit program provided for in the Community Renewal Tax Relief Act of 2000 (the "NMTC Program"), as the micro mill, spooler and T-post shop will be located in a zone designated by the IRS as eligible for the NMTC Program and are considered eligible business activities for the NMTC Program. Under the NMTC Program, an investor that makes a capital investment, which, in turn, together with leverage loan sources, is used to make a Qualifying Equity Investment (a "QEI") in an entity that (a) qualifies as a Community Development Entity ("CDE"), (b) has applied for and been granted an allocation of a portion of the total federal funds available to fund the credits (an "NMTC Allocation") and (c) uses a minimum specified portion of the QEI to make a Qualified Low Income Community Investment up to the maximum amount of the CDE’s NMTC Allocation will be entitled to claim, over a period of seven years, federal nonrefundable tax credits in an amount equal to 39% of the QEI amount (an "NMTC"). NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.

Micro Mill NMTC Transaction

In the second quarter of fiscal 2016, certain of the Company's subsidiaries entered into an NMTC transaction with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"), related to the construction, development and equipping of a new micro mill in Durant, Oklahoma (the "Micro Mill Project"). To effect the transaction, USBCDC made a $17.7 million capital contribution ("the USBCDC Equity") to USBCDC Investment Fund 156, LLC, a Missouri limited liability company (the "Investment Fund"). Additionally, Commonwealth Acquisition Holdings, Inc., a wholly-owned subsidiary of the Company ("Commonwealth"), made a $35.3 million loan to the Investment Fund at an interest rate of approximately 1.08% per year with a maturity date of December 24, 2045 (the "Commonwealth Mill Loan"). The Investment Fund used $51.5 million of the proceeds received from the Commonwealth Mill Loan and the USBCDC Equity to make QEIs into CDEs, which, in turn, used $50.7 million of the QEIs to make loans to CMC Steel OK with terms similar to the Commonwealth Mill Loan and as partial financing for the Micro Mill Project. The proceeds of the loans from the CDEs were recorded as restricted cash and included in other current assets in the accompanying consolidated balance sheets. In connection with this NMTC transaction, CMC Steel OK spent $21.0 million for qualified construction, development and equipping activities and for fees and costs incurred for the Micro Mill Project, including construction period interest for loan servicing, audit and tax expenses and management fees paid to the CDEs during the fiscal year ended August 31, 2017. The balance remaining in restricted cash was $0.7 million at August 31, 2017.

Post Shop NMTC Transaction

In the third quarter of fiscal 2017, certain of the Company's subsidiaries entered into a second NMTC transaction with USBCDC, related to the construction, development and equipping of a new T-post shop in Durant, Oklahoma (the "Post Shop Project"). To effect the transaction, USBCDC made capital contributions to Twain Investment Fund 219, LLC (the "Fund 219"), and Twain Investment Fund 222 (the "Fund 222"), both Missouri limited liability companies, in the amounts of $2.8 million (the "USBCDC Fund 219 Equity") and $2.2 million (the "USBCDC Fund 222 Equity"), respectively. Additionally, Commonwealth made a $10.4 million loan to Fund 219 at an interest rate of approximately 1.16% per year with a maturity date of March 23, 2047 (the "Commonwealth Post Shop Loan"). Fund 219 used $12.8 million of the proceeds received from the Commonwealth Post Shop Loan and the USBCDC Fund 219 Equity to make a QEI into a CDE, which, in turn, used $12.6 million of the QEI to make a loan to CMC Post OK with terms similar to the Commonwealth Post Shop Loan and as partial financing for the Post Shop Project. Additionally, Fund 222 used $2.2 million of the proceeds received from the USBCDC Fund 222 Equity to make a QEI into a CDE, which, in turn, used $2.1 million of the QEI to make a loan to CMC Post OK. The proceeds of the loans from the CDEs were recorded as restricted cash and included in other current assets in the accompanying consolidated balance sheet. In connection with this NMTC transaction, CMC Post OK spent $0.8 million for qualified construction, development and equipping activities and for fees and costs incurred for the Post Shop Project, including construction period interest for loan servicing, audit and tax expenses and management fees paid to the CDEs during the year ended August 31, 2017. The balance remaining in restricted cash was $13.3 million at August 31, 2017.

Spooler NMTC Transaction

In the fourth quarter of fiscal 2017, certain of the Company's subsidiaries entered into a third NMTC transaction with USBCDC, related to the procurement and installation of equipment that will produce spooled rebar in the new micro mill in Durant, Oklahoma (the "Spooler Project"). To effect the transaction, USBCDC made capital contributions to Twain Investment Fund 249, LLC (the "Fund 249"), a Missouri limited liability company, in the amount of $6.7 million (the "USBCDC Fund 249 Equity"). Additionally, Commonwealth made a $14.0 million loan to Fund 249 at an interest rate of approximately 1.39% per year with a maturity date of July 26, 2042 (the "Commonwealth Spooler Loan"). Fund 249 used $20.0 million of the proceeds received from the Commonwealth Spooler Loan and the USBCDC Fund 249 Equity to make a QEI into a CDE, which, in turn, used $19.4 million of the QEI to make loans to CMC Steel OK with terms similar to the Commonwealth Spooler Loan and as partial financing for the Spooler Project. The proceeds of the loans from the CDE, less certain transaction costs, were recorded as restricted cash and included in other current assets in the accompanying consolidated balance sheet. In connection with this NMTC transaction, CMC Steel OK had no spending for qualified procurement activities for the Spooler Project during the year ended August 31, 2017. The balance remaining in restricted cash was $18.8 million at August 31, 2017.

Variable Interest Entities

By virtue of its capital contributions to the Investment Fund, Fund 219, and Fund 249, (collectively the "Funds") USBCDC is entitled to substantially all of the benefits derived from the NMTCs. These transactions include a put/call provision whereby the Company may be obligated or entitled to repurchase USBCDC’s interest in the Funds at the end of a seven-year period, in the case of the Investment Fund and Fund 249 or an eight-year period, in the case of Fund 219 (each of such periods an "Exercise Period"). The Company believes USBCDC will exercise the put options following the end of the respective Exercise Periods. The value attributed to the put/call is de minimis. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC transactions. Non-compliance with applicable requirements could result in unrealized projected tax benefits and, therefore, could require the Company to indemnify USBCDC for any loss or recapture of NMTCs related to the financing until such time as the Company's obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with these transactions.

The Company has determined that the Funds are VIEs, of which the Company is the primary beneficiary and has consolidated them in accordance with Accounting Standards Codification Topic 810, Consolidation. USBCDC’s contributions are included in other long-term liabilities in the accompanying consolidated balance sheets. Direct costs incurred in structuring the transactions were deferred and are recognized as expense over each Exercise Period. Incremental costs to maintain the structures during the compliance periods are recognized as incurred.

The Company has determined that Fund 222 is a VIE, of which the Company is not the primary beneficiary and has therefore not consolidated Fund 222 and treated the QEI of $2.1 million from Fund 222 as debt. The determination that the Company is not the primary beneficiary was partially based on the fact that no put/call provision exists whereby the Company is able to repurchase USBCDC's interest in the Fund following the end of the Exercise Period. The debt is included in long-term debt in the accompanying consolidated balance sheet as of August 31, 2017, and represents the Company's maximum exposure to loss as a result of its involvement with the VIE.

NOTE 12. DERIVATIVES AND RISK MANAGEMENT

The Company's global operations and product lines expose it to risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company's risk management program is to mitigate these risks using derivative instruments. The Company enters into (i) metal commodity futures and forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities' prices and (ii) foreign currency forward contracts that match the expected settlements for purchases and sales denominated in foreign currencies.

The Company considers the total notional value of its futures and forward contracts as the best measure of the volume of derivative transactions. At August 31, 2017, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $300.4 million and $59.3 million, respectively. At August 31, 2016, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $258.3 million and $19.8 million, respectively.

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2017 and 2016. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of earnings:

		Year Ended August 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2017	2016	2015
Commodity	Cost of goods sold	$(9,095)	$2,675	$7,746
Foreign exchange	Net sales	—	—	3,005
Foreign exchange	Cost of goods sold	(47)	19	4,996
Foreign exchange	SG&A expenses	(5,400)	11,732	23,105
Gain (loss) from continuing operations before income taxes		$(14,542)	$14,426	$38,852

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

		Amount of gain (loss) recognized in income on derivatives for the year ended August 31,				Amount of gain (loss) recognized in income on related hedge items for the year ended August 31,
	Location of gain (loss) recognized in income on derivatives	2017	2016	2015	Location of gain (loss) recognized in income on related hedged items	2017	2016	2015
Foreign exchange	Net sales	$25	$(38)	$(236)	Net sales	$(25)	$38	$236
Foreign exchange	Cost of goods sold	(1,436)	(1,075)	888	Cost of goods sold	1,436	1,075	(888)
Gain (loss) from continuing operations before income taxes		$(1,411)	$(1,113)	$652		$1,411	$1,113	$(652)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	August 31,
	2017	2016	2015
Commodity	$210	$(204)	$(635)
Foreign exchange	546	1,822	(1,832)
Gain (loss), net of income taxes	$756	$1,618	$(2,467)

Refer to Note 4, Accumulated Other Comprehensive Income (Loss), for the effective portion of derivatives designated as cash flow hedging instruments reclassified from AOCI.

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at August 31, 2017 and 2016. The fair value of the Company's derivative instruments on the consolidated balance sheets was as follows:

Derivative Assets (in thousands)	August 31,
	2017	2016
Commodity — not designated for hedge accounting	$767	$584
Foreign exchange — designated for hedge accounting	81	1,398
Foreign exchange — not designated for hedge accounting	1,286	750
Derivative assets (other current assets)*	$2,134	$2,732

Commodity — designated for hedge accounting	$—	$4
Derivative assets (assets held for sale - current)*	$—	$4

Derivative Liabilities (in thousands)	August 31,
	2017	2016
Commodity — not designated for hedge accounting	3,251	117
Foreign exchange — designated for hedge accounting	1,549	902
Foreign exchange — not designated for hedge accounting	3,710	1,161
Derivative liabilities (accrued expenses and other payables)*	$8,510	$2,180

Commodity — designated for hedge accounting	$—	$5
Derivative liabilities (liabilities held for sale - current)*	$—	$5
_________________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of August 31, 2017 and 2016, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$43,553	$43,553	$—	$—
Commodity derivative assets (2)	767	767	—	—
Foreign exchange derivative assets (2)	1,367	—	1,367	—
Liabilities:
Commodity derivative liabilities (2)	3,251	3,251	—	—
Foreign exchange derivative liabilities (2)	5,259	—	5,259	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$278,759	$278,759	$—	$—
Commodity derivative assets (2)	588	584	4	—
Foreign exchange derivative assets (2)	2,148	—	2,148	—
Liabilities:
Commodity derivative liabilities (2)	122	117	5	—
Foreign exchange derivative liabilities (2)	2,063	—	2,063	—
_________________

(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or the New York Mercantile Exchange. Amount in Level 2 are based on broker quotes in the over-the-counter market. Further discussion regarding the Company's use of derivative instruments and the classification of the assets and liabilities is included in Note 13, Derivatives and Risk Management.

In the fourth quarter of fiscal 2017, as a result of the Company's plan to pursue a restructuring and sale of the steel trading business in Australia, the Company prepared an impairment analysis on the asset disposal groups in Australia. As a result, during the fourth quarter of fiscal 2017, the Company recorded an impairment charge of $4.2 million related to accumulated foreign currency translation loss. Indicators of value from other recent sales of similar businesses within the segment (Level 3) were the basis for the determination of fair value of this component. This loss was recorded within earnings from continuing operations during the year ended August 31, 2017 and is included in the asset impairments line as a non-cash add back to net earnings on the Company's consolidated statement of cash flows. See Note 3, Changes in Business, for additional discussion of the Company's plans for its International Marketing and Distribution segment.

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

In the fourth quarter of fiscal 2016, the Company prepared an impairment analysis on long-lived asset groups within the Americas Recycling segment and determined the carrying value of certain fixed assets exceeded their fair value as determined using market and income approaches. Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be level 3 inputs, including projected cash flows over the estimated projection period and the discount rate. The resulting $38.9 million non-cash, pre-tax impairment charges were recorded within the Americas Recycling segment. See Note 8, Long-Lived Asset Impairment and Facility Closure Costs, for additional information. After consideration of the impairment charges, the fair value of the Americas Recycling segment's fixed assets was $82.8 million at August 31, 2016. There were no other material non-recurring fair value remeasurements during fiscal years ended August 31, 2017 and 2016.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets are as follows:

		August 31, 2017		August 31, 2016
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$314,286	$—	$—
2023 Notes (1)	Level 2	330,000	340,052	330,000	332,010
2022 Term Loan (2)	Level 2	150,000	150,000	—	—
2018 Notes (1)	Level 2	—	—	408,874	432,303
2017 Notes (1)	Level 2	—	—	302,601	311,250
_________________
(1) The fair value of the Notes is determined based on indicated market values.
(2) The Term Loan contains variable interest rates and its carrying value approximates fair value.

NOTE 14. INCOME TAX

The components of earnings from continuing operations before income taxes are as follows:

	Year Ended August 31,
(in thousands)	2017	2016	2015
United States	$15,739	$47,076	$81,619
Foreign	29,265	21,634	14,843
Total	$45,004	$68,710	$96,462

The income taxes (benefit) included in the consolidated statements of earnings are as follows:

	Year Ended August 31,
(in thousands)	2017	2016	2015
Current:
United States	$11,345	$5,224	$53,258
Foreign	9,464	6,991	3,329
State and local	2,654	4,130	2,830
Current taxes	$23,463	$16,345	$59,417
Deferred:
United States	$(13,548)	$(4,423)	$(14,219)
Foreign	(917)	254	722
State and local	281	303	488
Deferred taxes	$(14,184)	$(3,866)	$(13,009)
Total income taxes on income	$9,279	$12,479	$46,408
Income taxes (benefit) on discontinued operations	(3,175)	1,669	12,950
Income taxes on continuing operations	$12,454	$10,810	$33,458

A reconciliation of the federal statutory rate to the Company's effective income tax rate from continuing operations is as follows:

	Year Ended August 31,
(in thousands)	2017	2016	2015
Income tax expense at statutory rate of 35%	$15,751	$24,050	$33,761
Change in valuation allowance	113,089	75,076	16,194
Foreign tax impairment on valuation of subsidiaries	(92,321)	(60,204)	—
Nontaxable foreign interest	(19,259)	(16,063)	(16,712)
Foreign rate differential	(5,534)	(1,522)	(1,872)
Deferred compensation	(2,101)	(1,375)	772
State and local taxes	1,698	1,950	1,802
Section 199 manufacturing deduction	(1,407)	(4,694)	(4,017)
Audit settlement	(659)	(10,264)	—
Other	3,197	3,856	3,530
Income tax expense on continuing operations	$12,454	$10,810	$33,458
Effective income tax rates from continuing operations	27.7%	15.7%	34.7%

The Company's effective income tax rate from continuing operations was 27.7% for the year ended August 31, 2017, compared to the statutory rate of 35%. Several factors influence the effective tax rate. Items that benefited the effective tax rate include:
(i) benefit for domestic production activity income under Section 199 of the Internal Revenue Code ("Section 199"),
(ii) a non-taxable gain on assets related to the Company's nonqualified Benefits Restoration Plan ("BRP"), and
(iii) the proportion of the Company's global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%.
Items negatively impacting the effective tax rate include:
(a) U.S. state and local taxes imposed on income from domestic operations, and
(b) losses from operations in certain jurisdictions where the Company maintains a valuation allowance, thus providing no benefit for such losses.

For the year ended August 31, 2016, the effective income tax rate from continuing operations was 15.7% compared to the statutory rate of 35%. Items that benefited the effective tax rate include:
(i) net favorable adjustments resulting from the settlement of an audit, including the release of certain unrecognized tax benefits for which the accruals were greater than the amount assessed,
(ii) benefit for domestic production activity income under Section 199,
(iii) a non-taxable gain on assets related to the Company's nonqualified BRP, and
(iv) the proportion of the Company's global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%.
Items negatively impacting the effective tax rate include:
(a) U.S. state and local taxes imposed on the release of unrecognized tax benefits, and
(b) losses from operations in certain jurisdictions where the Company maintains a valuation allowance, thus providing no benefit for such losses.

For the year ended August 31, 2015, the effective income tax rate from continuing operations was 34.7% compared to the statutory rate of 35%. Items that benefited the effective tax rate include:
(i) income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, and
(ii) benefit for domestic production activity under Section 199.
Items negatively impacting the effective tax rate include:
(a) U.S. state and local taxes imposed on income from domestic operations,
(b) losses from operations in certain jurisdictions where the Company maintains a valuation allowance, thus providing no benefit for such losses, and
(c) a non-deductible loss on nonqualified BRP assets.

The Company's tax benefit from discontinued operations for the year ended August 31, 2017 was $3.2 million, or an effective income tax rate of (29.9)%. The tax benefit in discontinued operations is largely attributed to domestic operations losses related to CMC Cometals. Additionally, income in discontinued operations from the International Marketing and Distribution segment was primarily earned in foreign jurisdictions that benefit from group loss sharing provisions. Such losses, which carry a full valuation allowance, are utilized to absorb the International Marketing and Distribution income; thus there is no tax expense or benefit associated with the income from discontinued operations earned in foreign jurisdictions.

The Company’s tax expense from discontinued operations for the year ended August 31, 2016 was $1.7 million, or an effective income tax rate of (113.6)%. The International Marketing and Distribution segment's incurred net pre-tax losses in foreign jurisdictions in excess of the pre-tax income earned in the U.S., producing a nominal pre-tax loss in discontinued operations. The tax expense associated with discontinued operations is primarily related to the tax effect of income earned in the U.S.

The Company’s tax expense from discontinued operations for the year ended August 31, 2015 was $13.0 million, or an effective income tax rate of 44.1%. Pre-tax income from CMC Cometals operations in the U.S., subject to tax at the statutory rate of 35%, is offset by net pre-tax losses in the International Marketing and Distribution segment's foreign operations. Such foreign pre-tax losses were recorded in jurisdictions where the Company maintains a full valuation allowance, thus providing no tax benefit for such losses.

The Company made net payments of $31.0 million, $50.2 million and $61.0 million for income taxes for the years ended August 31, 2017, 2016 and 2015, respectively.

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	August 31,
(in thousands)	2017	2016
Deferred tax assets:
Deferred compensation and employee benefits	$46,898	$45,496
Net operating losses and credits	273,549	154,606
Reserves and other accrued expenses	21,727	18,831
Allowance for doubtful accounts	3,223	2,438
Intangibles	3,924	6,214
Other	2,314	768
Total deferred tax assets	351,635	228,353
Valuation allowance for deferred tax assets	(273,991)	(153,011)
Deferred tax assets, net	$77,644	$75,342
Deferred tax liabilities:
Fixed assets	$101,707	$96,100
Inventory	12,731	30,822
Other	2,455	2,799
Total deferred tax liabilities	$116,893	$129,721
Net deferred tax liabilities	$(39,249)	$(54,379)

Net operating losses giving rise to deferred tax assets consist of $382.9 million of state net operating losses that expire during the tax years ending from 2018 to 2037 and foreign net operating losses of $840.4 million that expire in varying amounts beginning in 2018 (with certain amounts having indefinite lives). These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. During the years ended August 31, 2017 and August 31, 2016, the Company recorded valuation allowances of $121.0 million and $73.0 million, respectively, related to net operating loss carryforwards in certain state and foreign jurisdictions due to the uncertainty of their realization. Such valuation allowances are largely attributed to losses generated by foreign tax impairment charges on valuation of subsidiaries.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of August 31, 2017, the Company had not made a provision for U.S. or additional foreign withholding taxes on approximately $578.1 million of undistributed earnings and profits associated with the excess of the amount for financial reporting over the income tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The unrecognized income tax benefits as of August 31, 2017 and August 31, 2016 were $9.3 million and $9.5 million, respectively, all of which, if recognized, would have impacted the Company's effective income tax rate at the end of fiscal 2017 and 2016, respectively. The unrecognized income tax benefits as of August 31, 2015 were $27.3 million, of which $12.0 million, if recognized, would have impacted the Company's effective tax rate for the end of fiscal 2015.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	August 31,
(in thousands)	2017	2016	2015
Balance at September 1	$9,522	$27,349	$27,349
Change in tax positions of current year	—	—	—
Change for tax positions of prior years	—	—	—
Reductions due to settlements with taxing authorities	(239)	(17,827)	—
Balance at August 31	$9,283	$9,522	$27,349

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent liability for uncertain income tax positions. At August 31, 2017 and 2016, the Company had accrued interest and penalties related to uncertain tax positions of $1.2 million and $1.0 million, respectively.

During the twelve months ending August 31, 2018, we anticipate that the statute of limitations pertaining to positions of the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions will be finalized. As a result of such statute lapses or audit settlements, it is reasonably possibly that the amount of unrecognized tax benefits may decrease by $9.3 million.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2009 and forward
U.S. States — 2009 and forward
Foreign — 2011 and forward

During the fiscal year ended August 31, 2016, the Company completed an IRS exam for the years 2009 through 2011 and received confirmation from the United States Congress Joint Committee on Taxation that all matters were settled with the exception of R&D credits, which are still under review as of August 31, 2017. In addition, the Company is under examination with certain state revenue authorities for the years 2009 to 2015. Management believes the Company's recorded income tax liabilities as of August 31, 2017 sufficiently reflect the anticipated outcome of these examinations.

NOTE 15. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and nonqualified stock options, restricted stock and units, stock appreciation rights and performance-based awards. The Compensation Committee of CMC's Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plans. Stock-based compensation expense for the years ended August 31, 2017, 2016 and 2015 of $30.3 million, $26.4 million and $23.5 million, respectively, is mainly included in selling, general and administrative expenses on the Company's consolidated statements of earnings. As of August 31, 2017, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $19.3 million, which is expected to be recognized over a weighted-average period of three years, except for certain restricted stock units granted during fiscal 2014, which are expected to vest over a weighted-average period of four years.

The following table summarizes the total awards granted:

	Restricted Stock Awards/Units	Performance Awards
2017 Grants	1,303,976	576,286
2016 Grants	1,137,000	540,295
2015 Grants	987,574	462,496

As of August 31, 2017, CMC had 11,144,004 shares available for future grants.

Restricted Stock Units

Restricted stock units issued under the Company's stock-based compensation plans provide that units awarded may not be sold, transferred, pledged or assigned until service-based restrictions lapse. The restricted stock units granted to U.S. employees generally vest and are converted to CMC common stock in three equal installments on each of the first three anniversaries of the date of grant. The restricted stock units granted to non-U.S. employees generally vest and are settled in cash in three equal installments on each of the first three anniversaries of the date of grant. Generally, upon termination of employment, restricted stock units that have not vested are forfeited. Upon death, disability or qualifying retirement, a pro-rata portion of the unvested restricted stock awarded will vest and become payable.

Certain restricted stock units granted during fiscal 2014 will vest and either convert to CMC common stock or settle in cash after a specified service period; 25% vest two years from the date of grant; 25% vest three years from the date of grant; and the remaining 50% vest four years from the date of grant.

The estimated fair value of the stock-settled restricted stock units is based on the closing price of CMC common stock on the date of grant, discounted for the expected dividend yield through the vesting period. Compensation cost related to the stock-settled restricted stock units is recognized ratably over the service period and is included in equity on the Company's consolidated balance sheets. During the first quarter of fiscal 2017, certain restricted stock units and performance stock units (the "modified stock units") that were previously accounted for under the equity method were modified to allow optionality related to the net share settlement feature, which resulted in accounting for these awards under the liability method. The fair value of the cash-settled restricted stock units as well as the modified stock units is remeasured each reporting period and is recognized ratably over the service period. The liability related to the cash-settled restricted stock units and modified stock units is included in accrued expenses and other payables on the Company's consolidated balance sheets. For the year ended August 31, 2017, the Company recorded expense of $2.8 million as a result of the modification and the impact of the change in stock value on liability-treated awards, compared to immaterial mark-to-market adjustments for the year ended August 31, 2016.

Performance Stock Units

Performance stock units issued under the Company's stock-based compensation plans provide that units awarded may not be sold, transferred, pledged or assigned until service-based restrictions lapse and any performance objectives have been attained as established by the Compensation Committee. Recipients of these awards generally must be actively employed by and providing services to the Company on the last day of the performance period in order to receive an award payout. Upon death, disability or qualifying retirement, a pro-rata portion of the performance stock units will vest and become payable at the end of the performance period.

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

Performance targets established by the Compensation Committee for performance stock units awarded in fiscal years 2017, 2016 and 2015 are weighted 75% based on the Company's cumulative EBITDA targets and positive return on invested capital for the fiscal year in which the awards were granted and the succeeding two fiscal years, as approved by CMC's Board of Directors in the respective year's business plan, and 25% based on a three year relative total stockholder return metric. Performance stock units awarded to U.S. participants will be settled in CMC common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The performance stock units awarded in fiscal years 2017 and 2016 associated with the cumulative EBITDA targets have been classified as liability awards since the final EBITDA target will not be set until the third year of the performance period. Consequently, these awards are included in accrued expenses and other payables on the Company's consolidated balance sheets. The fair value of these performance stock units is remeasured each reporting period and is recognized ratably over the service period. The performance stock units associated with the total stockholder return metric were valued at fair value on the date of grant using the Monte Carlo pricing model and are included in equity on the Company's consolidated balance sheets.

Performance stock units awarded to non-U.S. participants in fiscal 2017, 2016 and 2015 will be settled in cash. The fair value of the performance stock units is remeasured each reporting period and is recognized ratably over the service period. The liability related to these awards is included in accrued expenses and other payables on the Company's consolidated balance sheets.

Information for restricted stock units and performance stock units, excluding those expected to settle in cash, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding as of September 1, 2014	2,080,580	$15.37
Granted	1,468,696	15.79
Vested	(712,279)	14.33
Forfeited	(103,663)	15.51
Outstanding as of August 31, 2015	2,733,334	15.86
Granted	1,612,772	15.83
Vested	(1,471,436)	14.47
Forfeited	(174,440)	17.60
Outstanding as of August 31, 2016	2,700,230	16.49
Granted	1,462,442	16.17
Vested	(1,385,753)	17.62
Forfeited	(323,339)	16.58
Outstanding as of August 31, 2017	2,453,580	$15.65

The total fair value of shares vested during fiscal years 2017, 2016 and 2015 was $24.4 million, $21.3 million and $10.2 million, respectively.

The Company granted 914,545 and 464,782 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during the years ended August 31, 2017 and 2016, respectively. As of August 31, 2017, the Company had 1,752,492 equivalent shares of awards outstanding and expects 1,671,441 equivalent shares to vest.

Stock Appreciation Rights

Stock appreciation rights are awarded to certain employees with an exercise price equal to the market value of CMC common stock on the date of grant. No stock appreciation rights were granted during the years ended August 31, 2017, 2016, and 2015.

Combined activity for the Company's stock appreciation rights, excluding the cash component, is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of September 1, 2014	1,437,031	$19.85
Exercised	(142,604)	11.80
Forfeited/Expired	(452,210)	35.10
Outstanding as of August 31, 2015	842,217	$13.04	2.7	$2,243,765
Exercised	(418,378)	12.10
Forfeited/Expired	(64,845)	11.60
Outstanding as of August 31, 2016	358,994	$14.39	1.7	$405,864
Exercised	(235,687)	14.72
Forfeited/Expired	(14,000)	14.05
Outstanding as of August 31, 2017	109,307	$13.72	1.3	$564,826
Exercisable at August 31, 2017	109,307	$13.72	1.3	$564,826
Remaining unvested stock appreciation rights expected to vest	—	$—

The total intrinsic value of stock appreciation rights exercised during fiscal 2017 and 2016 was $1.4 million and $2.2 million, respectively. The total intrinsic value of stock appreciation rights exercised during fiscal 2015 was not material.

Information related to stock appreciation rights as of August 31, 2017 is summarized below:

			Stock Appreciation Rights Outstanding and Exercisable
Range of Exercise Prices			Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$11.60	-	14.12	81,307	1.6	$12.65
$16.83	-	16.83	28,000	0.4	$16.83
			109,307	1.3	$13.72

As of August 31, 2017, the Company had 6,367 equivalent shares of cash-settled stock appreciation rights outstanding and expects 6,048 equivalent shares of cash-settled stock appreciation rights to vest.

Stock Purchase Plan

Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company's employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors established the purchase discount of 15% based on market prices on specified dates for the years ended August 31, 2017, 2016 and 2015. Yearly activity of the stock purchase plan is as follows:

	2017	2016	2015
Shares subscribed	173,420	212,370	198,710
Price per share	$18.99	$12.03	$13.73
Shares purchased	166,220	156,860	172,170
Price per share	$12.04	$13.71	$16.96
Shares available for future issuance	3,517,604

NOTE 16. CAPITAL STOCK

Treasury Stock

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $100.0 million of the outstanding shares of CMC common stock. The share repurchase program does not require the Company to acquire any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the year ended August 31, 2017, the Company did not purchase any shares of CMC common stock. During the year ended August 31, 2016, the Company purchased 2.3 million shares of CMC common stock at an average purchase price of $13.57 per share. The Company had remaining authorization to purchase $27.6 million of CMC common stock at August 31, 2017.

Preferred Stock

Preferred stock has a par value of $1.00 per share, with 2,000,000 shares authorized. It may be issued in series, and the shares of each series have such rights and preferences as may be fixed by CMC's Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

NOTE 17. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution retirement plan. This tax qualified plan is maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives benefits pursuant to its BRP equal to amounts that would have been available under the tax qualified ERISA plan, but were subject to the limitations of ERISA, tax laws and regulations. Company expenses for these plans, a portion of which are discretionary, are primarily recorded in both cost of goods sold and selling, general and administrative expenses, with an immaterial portion included in earnings (loss) from discontinued operations before income taxes, and totaled $28.3 million, $25.0 million and $9.7 million for the years ended August 31, 2017, 2016 and 2015, respectively.

The deferred compensation liability under the BRP was $73.1 million and $71.0 million at August 31, 2017 and 2016, with $50.1 million and $71.0 million, respectively, included in other long-term liabilities on the Company's consolidated balance sheets. At August 31, 2017, $23.0 million of the deferred compensation liability related to the BRP was included in accrued expenses and other payables on the Company's consolidated balance sheets. Though under no obligation to fund the BRP, the Company has segregated assets in a trust with a current value of $75.7 million and $69.7 million at August 31, 2017 and 2016, respectively, and such assets were included in other long-term assets on the Company's consolidated balance sheets. The net holding gain on these segregated assets was $7.5 million and $5.4 million for the years ended August 31, 2017 and 2016, respectively, and was included in net sales in the Company's consolidated statements of earnings. The net holding loss on these segregated assets was immaterial for the year ended August 31, 2015.

A certain number of employees, primarily outside of the U.S., participate in defined benefit plans that are maintained in accordance with local regulations. The Company's expenses for these plans were not material for the years ended August 31, 2017, 2016 and 2015, respectively, and are primarily included in selling, general and administrative expenses in the Company's consolidated statements of earnings. The Company recognizes the unfunded status of the defined benefit plans as a liability with a corresponding reduction to accumulated other comprehensive income, net of income taxes. At August 31, 2017 and 2016, the Company's liability related to the unfunded status of the defined benefit plans was not material and was included in other long-term liabilities on the Company's consolidated balance sheets.

Because the defined benefit pension plans are not material to the Company's consolidated financial statements, disclosures that would have otherwise been required by GAAP have been omitted.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has operating leases principally relating to transportation and other equipment and real estate with varying terms. Certain of the Company's lease agreements include renewal options to extend the agreements as necessary and certain leases include escalation clauses and/or purchase options. These leases do not contain any financial covenants for the Company. Minimum lease commitments payable by the Company for noncancelable operating leases are as follows:

Year Ending August 31,	(in thousands)
2018	$21,473
2019	15,889
2020	10,009
2021	7,392
2022	5,330
Thereafter	6,350
Total	$66,443

Total rental expense was $37.3 million, $40.7 million and $52.8 million in fiscal years 2017, 2016 and 2015, respectively.

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

On April 28, 2016, the Company was served with a lawsuit filed by Ector County, Texas and the State of Texas by and through the Texas Commission on Environmental Quality ("TCEQ") alleging violations of the Texas Solid Waste Disposal Act, the Texas Water Code, the Texas Clean Air Act, and TCEQ rules on spill prevention and control. The Plaintiffs amended their petition in February 2017 to include violations of TCEQ rules on recycling and storm water permits. The Plaintiffs further amended their petition in April 2017, broadening their allegations. The lawsuit, filed in the 201st Judicial District Court of Travis County, Texas, alleges improper disposal of solid waste and unauthorized outdoor burning activity at CMC’s recycling facility located in Odessa, Texas. The lawsuit seeks a penalty for each day of alleged violation under the Texas Health & Safety Code, the Texas Water Code, or the Texas Administrative Code. While the Company does not believe that it is probable that a loss has been incurred, the ultimate resolution of the matter could potentially result in a loss. Management’s best estimate of the low end of the range of the potential loss is zero. At this time, it is not possible to reasonably estimate the high end of the range of the potential loss, which could be material to the Company’s results of operations. Accordingly, the Company has not accrued a loss related to this matter. The Company believes that the lawsuit is without merit and is aggressively defending the action.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statutes to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both August 31, 2017 and 2016, the Company had $0.7 million accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $4.3 million and $3.3 million as of August 31, 2017 and 2016, respectively, of which $2.1 million were classified as other long-term liabilities as of August 31, 2017 and 2016. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

In the third quarter of fiscal 2015, the Company recorded a $45.5 million benefit as a result of a termination of a contract with a customer, which is included in earnings (loss) from discontinued operations before income taxes on the Company's consolidated statements of earnings for fiscal 2015.

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

NOTE 19. EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	August 31,
	2017	2016	2015
Earnings from continuing operations	$32,550	$57,900	$63,004

Basic earnings per share:
Shares outstanding for basic earnings per share	115,654,466	115,211,490	116,527,265

Basic earnings per share from continuing operations	$0.28	$0.50	$0.54

Diluted earnings per share:
Shares outstanding for basic earnings per share	115,654,466	115,211,490	116,527,265
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,709,942	1,412,336	1,422,633
Shares outstanding for diluted earnings per share	117,364,408	116,623,826	117,949,898

Diluted earnings per share from continuing operations	$0.27	$0.50	$0.53

Anti-dilutive shares not included above	—	274,251	371,273

Shares of CMC restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.

NOTE 20. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables were as follows:

	August 31,
(in thousands)	2017	2016
Salaries and incentive compensation	$95,488	$107,507
Advance billings on contracts	38,449	28,056
Taxes other than income taxes	37,279	26,721
Insurance	23,540	23,480
BRP liability	23,000	—
Utilities	14,862	13,207

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

Corporate contains earnings on BRP assets and short-term investments as well as expenses of the Company's corporate headquarters and interest expense related to its long-term debt.

The financial information presented for the International Marketing and Distribution segment excludes the operations of the Australian steel distribution and CMC Cometals. These operations have been classified as discontinued operations in the consolidated statements of earnings. See Note 3, Changes in Business, for more information.

The Company uses adjusted operating profit from continuing operations to compare and to evaluate the financial performance of its segments. Adjusted operating profit is the sum of the Company's earnings from continuing operations before interest expense, income taxes and discounts on sales of accounts receivable. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
2017
Net sales-unaffiliated customers	$865,462	$917,689	$1,364,826	$635,691	$776,382	$9,625	$—	$4,569,675
Intersegment sales	146,038	647,765	11,102	871	4,982	—	(810,758)	—
Net sales	1,011,500	1,565,454	1,375,928	636,562	781,364	9,625	(810,758)	4,569,675
Adjusted operating profit (loss)	14,822	168,805	4,097	46,977	(24,324)	(119,629)	(834)	89,914
Interest expense (income)*	2,979	(3,394)	9,899	3,073	2,804	28,686	—	44,047
Capital expenditures**	7,148	172,738	15,495	12,603	141	4,949	—	213,074
Depreciation and amortization	15,497	49,419	13,399	25,822	941	19,975	—	125,053
Asset impairment charges	559	—	—	150	6,742	713	—	8,164
Total assets***	234,350	933,022	683,609	462,190	351,716	677,691	(394,006)	2,948,572
2016
Net sales-unaffiliated customers	$594,275	$839,432	$1,479,125	$516,643	$740,961	$7,082	$—	$4,177,518
Intersegment sales	111,479	659,416	10,330	543	13,997	—	(795,765)	—
Net sales	705,754	1,498,848	1,489,455	517,186	754,958	7,082	(795,765)	4,177,518
Adjusted operating profit (loss)	(61,284)	209,751	68,602	28,892	(23,690)	(95,085)	5,333	132,519
Interest expense*	2,210	1,942	8,356	2,608	1,547	45,458	—	62,121
Capital expenditures**	4,891	110,375	14,958	27,155	94	5,587	—	163,060
Depreciation and amortization	17,919	47,924	13,620	25,902	1,279	20,273	—	126,917
Asset impairment charges	38,900	—	—	208	726	194	—	40,028
Total assets***	188,873	798,481	659,165	372,492	390,969	1,034,053	(474,656)	2,969,377
2015
Net sales-unaffiliated customers	$887,068	$1,048,063	$1,612,084	$626,219	$1,250,127	$852	$—	$5,424,413
Intersegment sales	135,553	793,749	12,154	32	82,237	—	(1,023,725)	—
Net sales	1,022,621	1,841,812	1,624,238	626,251	1,332,364	852	(1,023,725)	5,424,413
Adjusted operating profit (loss)	(29,157)	255,507	22,424	17,555	(15,443)	(77,832)	1,411	174,465
Interest expense*	2,628	4,207	8,864	2,620	6,078	52,059	—	76,456
Capital expenditures**	12,811	67,203	14,883	15,413	257	5,194	—	115,761
Depreciation and amortization	17,460	46,780	17,509	28,087	1,903	20,739	—	132,478
Asset impairment charges	7,494	—	1,585	124	623	13	—	9,839
Total assets***	261,676	738,669	713,860	403,706	551,886	1,049,815	(514,496)	3,205,116
________________________
* Includes intercompany interest expense (income) in the segments, which is eliminated within Corporate.
** Excludes capital expenditures from discontinued operations that were immaterial for the years ended August 31, 2017, 2016 and 2015.
*** Excludes total assets from discontinued operations of $26.6 million at August 31, 2017, $161.5 million at August 31, 2016, and $240.5 million at August 31, 2015.

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Year Ended August 31,
(in thousands)	2017	2016	2015
Earnings from continuing operations	$32,550	$57,900	$63,004
Interest expense	44,047	62,121	76,456
Income taxes	12,454	10,810	33,458
Discounts on sales of accounts receivable	863	1,688	1,547
Adjusted operating profit from continuing operations	$89,914	$132,519	$174,465

The following represents the Company's external net sales from continuing operations by major product and geographic area:

	Year Ended August 31,
(in thousands)	2017	2016	2015
Major product information:
Steel products	$3,262,364	$3,156,028	$4,084,092
Nonferrous scrap	506,220	364,690	536,856
Ferrous scrap	433,312	287,713	428,192
Construction materials	228,910	234,513	215,927
Nonferrous products	15,062	13,456	10,443
Other	123,807	121,118	148,903
Net sales	$4,569,675	$4,177,518	$5,424,413

	Year Ended August 31,
(in thousands)	2017	2016	2015
Geographic area:
United States	$3,268,466	$2,939,630	$3,808,757
Europe	668,796	658,352	871,071
Asia	399,600	403,628	559,279
Australia/New Zealand	187,128	125,069	121,403
Other	45,685	50,839	63,903
Net sales	$4,569,675	$4,177,518	$5,424,413

The following table represents long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	August 31,
(in thousands)	2017	2016	2015
United States	$968,361	$803,245	$860,784
Europe	183,025	177,778	189,796
Other	3,852	6,397	8,984
Total long-lived assets	$1,155,238	$987,420	$1,059,564

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2017 and 2016 was as follows:

	Three Months Ended Fiscal 2017
(in thousands except per share data)	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales*	$994,091	$1,053,903	$1,260,700	$1,260,981
Gross profit*	123,814	148,239	162,772	111,585
Net earnings (loss)	6,275	30,332	39,266	(29,540)
Basic EPS	0.05	0.26	0.34	(0.25)
Diluted EPS	0.05	0.26	0.34	(0.25)

	Three Months Ended Fiscal 2016
(in thousands except per share data)	Nov. 30	Feb. 29	May 31	Aug. 31
Net sales*	$1,050,188	$913,894	$1,110,790	$1,102,646
Gross profit*	148,221	125,935	164,339	158,405
Net earnings (loss)	25,063	10,502	19,328	(131)
Basic EPS	0.22	0.09	0.17	—
Diluted EPS	0.21	0.09	0.17	—
_________________________
* Excludes divisions classified as discontinued operations. See Note 3, Changes in Business.

NOTE 23. RELATED PARTY TRANSACTIONS

The Company had no significant related party transactions for the years ended August 31, 2017, 2016 and 2015.

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

(b) Management's Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2017, our internal control over financial reporting was effective. Our Management's Report on Internal Control Over Financial Reporting, as of August 31, 2017, can be found on page 51 of this Annual Report on Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting can be found on page 52 of this Annual Report on Form 10-K, each of which is incorporated by reference into this Item 9A.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required in response to this item with regard to directors is incorporated by reference into this Annual Report on Form 10-K from our definitive proxy statement for our 2018 annual meeting of stockholders (such proxy statement, the "2018 Proxy Statement"). Such information will be included in the 2018 Proxy Statement under the captions "Proposal 1: Election of Directors," "Certain Relationships and Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Report" and "Corporate Governance; Board and Committee Matters." Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K and incorporated herein by reference.

Code of Ethics

We have adopted a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Our Financial Code of Ethics is available on our website (www.cmc.com), and we intend to post any amendments to or waivers from our Financial Code of Ethics on our website to the extent applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Commercial Metals Company, 6565 N. MacArthur Blvd., Suite 800, Irving, Texas 75039, Attention: Corporate Secretary, or by calling (214) 689-4300.

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 is incorporated by reference into this Annual Report on Form 10-K from our 2018 Proxy Statement. Such information will be included in the 2018 Proxy Statement under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Part II, Item 5, "Equity Compensation Plans" in this Annual Report on Form 10-K, which is incorporated by reference into this Item 12. The other information required in response to this Item 12 is incorporated by reference into this Annual Report on Form 10-K from the 2018 Proxy Statement. Such information will be included in the 2018 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report on Form 10-K from the 2018 Proxy Statement. Such information will be included in the 2018 Proxy Statement under the caption "Certain Relationships and Related Person Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated by reference into this Annual Report on Form 10-K from the 2018 Proxy Statement. Such information will be included in the 2018 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."

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
2(a)†
Interest Purchase Agreement, dated June 2, 2017, by and among Commercial Metals Company, CMC Cometals International S.à r.l., Traxys North America LLC and Traxys Europe S.A. (filed as Exhibit 2.1 to Commercial Metals Company's Registration Statement on Form S-3 filed June 26, 2017 and incorporated herein by reference).

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

4(i)(b)
First Supplemental Indenture, dated May 20, 2013, to Indenture, dated May 6, 2013, by and between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

4(i)(c)
Second Supplemental Indenture, dated July 11, 2017, to Indenture, dated May 6, 2013, by and between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Current Report on Form 8-K filed July 11, 2017 and incorporated herein by reference).

4(i)(d)	Form of 4.875% Senior Note due 2023 (filed as Exhibit 4.2 to Commercial Metals Company's Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

4(i)(e)	Form of 5.375% Senior Note due 2027 (filed as Exhibit 4.2 to Commercial Metals Company's Current Report on Form 8-K filed July 11, 2017 and incorporated herein by reference).

10(ii)(a)
Fourth Amended and Restated Credit Agreement, dated June 26, 2014, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2014 and incorporated herein by reference).

10(ii)(b)
Second Amendment to the Fourth Amended and Restated Credit Agreement, dated June 23, 2017, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed June 26, 2017 and incorporated herein by reference).

10(ii)(c)
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated June 23, 2017, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed June 26, 2017 and incorporated herein by reference).

10(ii)(d)
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

10(ii)(h)
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

10(ii)(i)
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

10(ii)(j)
Amendment No. 5 to Receivables Purchase Agreement, dated July 29, 2016, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., Coöperatieve Rabobank U.A., and Nieuw Amsterdam Receivables Corporation B.V. (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed August 2, 2016 and incorporated herein by reference).

10(ii)(k)
Omnibus Amendment No. 3 (Amendment No. 4 to Receivables Sale Agreement, Amendment No. 6 to Receivables Purchase Agreement, and Amendment No. 4 to Performance Undertaking), dated June 23, 2017, by and among the Company, as servicer and provider of the Performance Undertaking, certain subsidiaries of the Company parties thereto, as originators, CMC Receivables, Inc., the conduit purchasers party thereto, the committed purchasers party thereto, Coöperatieve Rabobank U.A., in its capacity as administrator of the funding group, and Wells Fargo Bank, N.A., as administrative agent for the purchasers party thereto (filed as Exhibit 10.3 to Commercial Metals Company's Current Report on Form 8-K filed June 26, 2017 and incorporated herein by reference).

10(ii)(l)
Intercreditor Agreement, dated June 23, 2017, by and among Commercial Metals Company, Wells Fargo Bank, N.A., as securitization agent, and Bank of America, N.A., as bank agent (filed as Exhibit 10.4 to Commercial Metals Company's Current Report on Form 8-K filed June 26, 2017 and incorporated herein by reference).

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

10(iii)(g)*
Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 and incorporated herein by reference).

10(iii)(h)*
Form of Non-Employee Director Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(q) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(i)*	Form of Performance Award Agreement (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 and incorporated herein by reference).

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

10(iii)(n)*
Fifth Amendment to Employment Agreement, dated November 28, 2016, by and between Joseph Alvarado and Commercial Metals Company and (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 and incorporated herein by reference).

10(iii)(o)*
Retirement Agreement, dated August 31, 2017, by and between Joseph Alvarado and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed September 1, 2017 and incorporated herein by reference).

10(iii)(p)*
Terms and Conditions of Employment, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(q)*
Second Amendment to Terms and Conditions of Employment, dated January 18, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed January 19, 2016 and incorporated herein by reference).

10(iii)(r)*
Third Amendment to Terms and Conditions of Employment, dated January 18, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed November 29, 2016 and incorporated herein by reference).

10(iii)(s)*
Fourth Amendment to Terms and Conditions of Employment, dated August 31, 2017, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed September 1, 2017 and incorporated herein by reference).

10(iii)(t)*
Second Amendment to Employment Agreement, dated September 30, 2016, by and between Tracy L. Porter and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed October 3, 2016 and incorporated herein by reference).

10(iii)(u)*
Commercial Metals Company 2013 Long-Term Equity Incentive Plan as Amended and Restated Effective March 22, 2017 (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 and incorporated herein by reference).

12	Statement re computation of earnings to fixed charges (filed herewith).

21	Subsidiaries of Commercial Metals Company (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31(a)	Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of Mary A. Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)
Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32(b)
Certification of Mary A. Lindsey, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements (filed herewith).

† The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

*	Denotes management contract or compensatory plan.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions			Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year Ended August 31, 2017
Allowance for doubtful accounts	$6,427	7,108	1,074	(1)	(1,059)	(4,885)	(2)	$8,665
Deferred tax valuation allowance	153,011	127,660			(6,680)			273,991
Year Ended August 31, 2016
Allowance for doubtful accounts	$9,033	6,878	1,007	(1)	—	(10,491)	(2)	$6,427
Deferred tax valuation allowance	79,965	74,114			(1,068)			153,011
Year Ended August 31, 2015
Allowance for doubtful accounts	$5,908	4,142	306	(1)	(661)	(662)	(2)	$9,033
Deferred tax valuation allowance	69,762	17,746			(7,543)			79,965

(1)	Recoveries and translation adjustments.

(2)
Uncollectable accounts charged to the allowance. For the years ended August 31, 2017, 2016 and 2015, $(1,841), $(1,401) and $(1,695) were reclassified to the fair value of the deferred purchase price under our sale of accounts receivables program, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Barbara R. Smith
Barbara R. Smith
President and Chief Executive Officer
Date: October 26, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Joseph Alvarado	/s/ Barbara R. Smith

Joseph Alvarado, October 26, 2017	Barbara R. Smith, October 26, 2017
Chairman of the Board	Director

/s/ Richard B. Kelson	/s/ J. David Smith

Richard B. Kelson, October 26, 2017	J. David Smith, October 26, 2017
Lead Director	Director

/s/ Vicki L. Avril	/s/ Charles L. Szews

Vicki L. Avril, October 26, 2017	Charles L. Szews, October 26, 2017
Director	Director

/s/ Rhys J. Best	/s/ Joseph C. Winkler

Rhys J. Best, October 26, 2017	Joseph C. Winkler, October 26, 2017
Director	Director

/s/ Robert L. Guido	/s/ Mary A. Lindsey

Robert L. Guido, October 26, 2017	Mary A. Lindsey, October 26, 2017
Director	Senior Vice President and Chief Financial Officer

/s/ Rick J. Mills	/s/ Adam R. Hickey

Rick J. Mills, October 26, 2017	Adam R. Hickey, October 26, 2017
Director	Vice President and Chief Accounting Officer

/s/ Sarah E. Raiss

Sarah E. Raiss, October 26, 2017
Director