Form 10-Q
period 2017-11-30
COMMERCIAL METALS CO
filed 2018-01-08
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
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
 ___________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 3, 2018, 116,631,747 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,
(in thousands, except share and per share data)	2017	2016
Net sales	$1,238,519	$994,091
Costs and expenses:
Cost of goods sold	1,074,938	870,278
Selling, general and administrative expenses	106,742	103,485
Interest expense	6,525	13,292
	1,188,205	987,055

Earnings from continuing operations before income taxes	50,314	7,036
Income taxes	11,778	2,100
Earnings from continuing operations	38,536	4,936

Earnings (loss) from discontinued operations before income taxes (benefit)	(1,898)	1,873
Income taxes (benefit)	(172)	534
Earnings (loss) from discontinued operations	(1,726)	1,339

Net earnings	$36,810	$6,275

Basic earnings (loss) per share:
Earnings from continuing operations	$0.33	$0.04
Earnings (loss) from discontinued operations	(0.01)	0.01
Net earnings	$0.32	$0.05

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.32	$0.04
Earnings (loss) from discontinued operations	(0.01)	0.01
Net earnings	$0.31	$0.05

Cash dividends per share	$0.12	$0.12
Average basic shares outstanding	116,243,545	115,097,467
Average diluted shares outstanding	117,857,911	116,604,789
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2017	2016
Net earnings	$36,810	$6,275
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	2,835	(21,531)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain	11	132
Reclassification for gain included in net earnings	(106)	(190)
Net unrealized loss on derivatives	(95)	(58)
Defined benefit obligation:
Amortization of prior service credit	(6)	(9)
Reclassification for loss on settlement included in net earnings	437	—
Defined benefit obligation	431	(9)
Other comprehensive income (loss)	3,171	(21,598)
Comprehensive income (loss)	$39,981	$(15,323)
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	November 30, 2017	August 31, 2017
Assets
Current assets:
Cash and cash equivalents	$130,209	$252,595
Accounts receivable (less allowance for doubtful accounts of $10,067 and $8,665)	772,588	706,595
Inventories, net	564,757	614,459
Other current assets	132,943	140,251
Total current assets	1,600,497	1,713,900
Property, plant and equipment:
Land	82,209	82,197
Buildings and improvements	524,171	522,468
Equipment	1,754,192	1,742,086
Construction in process	301,988	258,190
	2,662,560	2,604,941
Less accumulated depreciation and amortization	(1,569,752)	(1,543,658)
	1,092,808	1,061,283
Goodwill	64,940	64,915
Other noncurrent assets	140,331	135,033
Total assets	$2,898,576	$2,975,131
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$244,700	$282,127
Accrued expenses and other payables	234,177	307,129
Current maturities of long-term debt	21,246	19,182
Total current liabilities	500,123	608,438
Deferred income taxes	57,590	49,197
Other long-term liabilities	102,105	110,986
Long-term debt	803,785	805,580
Total liabilities	1,463,603	1,574,201
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,630,628 and 115,793,736 shares, respectively	1,290	1,290
Additional paid-in capital	344,342	349,258
Accumulated other comprehensive loss	(78,342)	(81,513)
Retained earnings	1,386,623	1,363,806
Less treasury stock, 12,430,036 and 13,266,928	(219,113)	(232,084)
Stockholders' equity	1,434,800	1,400,757
Stockholders' equity attributable to noncontrolling interests	173	173
Total stockholders' equity	1,434,973	1,400,930
Total liabilities and stockholders' equity	$2,898,576	$2,975,131
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2017	2016
Cash flows from (used by) operating activities:
Net earnings	$36,810	$6,275
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	32,193	30,290
Deferred income taxes	9,312	(12,418)
Stock-based compensation	4,780	8,245
Provision for losses on receivables, net	1,901	1,528
Asset impairment	1,480	462
Net (gain) loss on disposals of assets and other	(228)	41
Write-down of inventories	87	508
Amortization of interest rate swaps termination gain	—	(1,899)
Tax benefit from stock plans	—	(334)
Changes in operating assets and liabilities:	(120,537)	(33,652)
Net cash flows used by operating activities	(34,202)	(954)

Cash flows from (used by) investing activities:
Capital expenditures	(59,681)	(42,965)
Asset acquisition	(6,980)	—
Proceeds from the sale of subsidiaries	2,260	524
Proceeds from the sale of property, plant and equipment and other	560	179
Decrease in restricted cash, net	243	16,609
Net cash flows used by investing activities	(63,598)	(25,653)

Cash flows from (used by) financing activities:
Cash dividends	(13,993)	(13,862)
Stock issued under incentive and purchase plans, net of forfeitures	(9,520)	(7,661)
Repayments on long-term debt	(2,979)	(3,161)
Increase in documentary letters of credit, net	2,141	320
Tax benefit from stock plans	—	334
Net cash flows used by financing activities	(24,351)	(24,030)
Effect of exchange rate changes on cash	(235)	(1,740)
Decrease in cash and cash equivalents	(122,386)	(52,377)
Cash and cash equivalents at beginning of year	252,595	517,544
Cash and cash equivalents at end of period	$130,209	$465,167

Supplemental information:
Noncash activities:
Liabilities related to additions of property, plant and equipment	$48,726	$20,202
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2016	129,060,664	$1,290	$358,745	$(112,914)	$1,372,988	(14,425,068)	$(252,837)	$159	$1,367,431
Net earnings					6,275				6,275
Other comprehensive loss				(21,598)					(21,598)
Cash dividends ($0.12 per share)					(13,862)				(13,862)
Issuance of stock under incentive and purchase plans, net of forfeitures			(24,213)			913,964	16,552		(7,661)
Stock-based compensation			3,285						3,285
Tax benefit from stock plans			334						334
Reclassification of share-based liability awards			1,231						1,231
Reclassification of share-based equity awards			(5,343)						(5,343)
Balance, November 30, 2016	129,060,664	$1,290	$334,039	$(134,512)	$1,365,401	(13,511,104)	$(236,285)	$159	$1,330,092

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2017	129,060,664	$1,290	$349,258	$(81,513)	$1,363,806	(13,266,928)	$(232,084)	$173	$1,400,930
Net earnings					36,810				36,810
Other comprehensive income				3,171					3,171
Cash dividends ($0.12 per share)					(13,993)				(13,993)
Issuance of stock under incentive and purchase plans, net of forfeitures			(22,491)			836,892	12,971		(9,520)
Stock-based compensation			2,327						2,327
Reclassification of share-based liability awards			15,248						15,248
Balance, November 30, 2017	129,060,664	$1,290	$344,342	$(78,342)	$1,386,623	(12,430,036)	$(219,113)	$173	$1,434,973
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the fiscal year ended August 31, 2017 ("2017 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") and include all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the audited consolidated financial statements included in the 2017 Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full fiscal year.

Recently Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815). The ASU better aligns accounting rules with a company's risk management activities; better reflects economic results of hedging in financial statements; and simplifies hedge accounting treatment. For public companies, this standard is effective for annual periods beginning after December 15, 2018, including interim periods within those periods, with early adoption permitted. The standard must be applied to hedging relationships existing on the date of adoption, and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial statements as well as determining the Company's planned adoption date.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has modified the standard thereafter. Under the standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and will be effective for the Company beginning September 1, 2018, at which point the Company plans to adopt the standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company currently expects to adopt the standard using the cumulative effect transition method. The Company believes there will not be a material impact on its statement of financial position, results of operations or cash flows in its Americas Mills, Americas Recycling or International Mill segments. Upon adoption of ASU 2014-09, certain contracts within the Americas Fabrication segment, in which revenue is currently accounted for on a percentage of completion basis using a cost-to-cost measure of progress will continue to be recognized over time, but will change to an output measure of progress, to align with the pattern of transfer of control on these contracts. In addition, the standard includes expanded disclosure requirements, which the Company continues to analyze. As part of the overall evaluation of the standard, the Company is also identifying and preparing to implement changes to its accounting policies, practices, and internal controls over financial reporting to support the standard, both in the transition period as well as on an on-going basis.

NOTE 2. CHANGES IN BUSINESS

Asset Acquisitions

On October 26, 2017, the Company completed the purchase of substantially all of the assets of MMFX Technologies Corporation ("MMFX"). MMFX markets, sells, and licenses the production of proprietary specialty steel products. The operating results of MMFX are included in the Americas Mills reporting segment. The acquisition of MMFX was not material to the Company's financial position or results of operations.

Discontinued Operations

During fiscal 2017, the Company announced a plan to exit its International Marketing and Distribution segment, including its trading operations in the United States ("U.S."), Asia, and Australia. As an initial step in this plan, on August 31, 2017, the Company completed the sale of CMC Cometals. The results related to CMC Cometals activities are included in discontinued operations in the consolidated statements of earnings for all periods presented. The remainder of the International Marketing and Distribution segment is expected to be classified in discontinued operations either upon meeting the criteria to be classified as held for sale or upon the wind-down of each operation.

The major classes of line items constituting earnings before income taxes for CMC Cometals, which are included in earnings (loss) from discontinued operations before income taxes in the unaudited condensed consolidated statements of earnings for all periods presented, are presented in the table below.

	Three Months Ended November 30,
(in thousands)	2017	2016
Net sales	$124	$80,972
Costs and expenses:
Cost of goods sold	29	72,794
Selling, general and administrative expenses	1,281	5,382
Interest expense	—	6
Earnings (loss) before income taxes	(1,186)	2,790
Income taxes (benefit)	(172)	553
Earnings (loss) from discontinued operations	$(1,014)	$2,237
There were no material operating or investing non-cash items for CMC Cometals for the three months ended November 30, 2017 and 2016.
Other than CMC Cometals, there were no other material components that were classified as discontinued operations for the three months ended November 30, 2017 and 2016.
Financial information for discontinued operations was as follows:

	Three Months Ended November 30,
(in thousands)	2017	2016
Net sales	$124	$80,948
Earnings (loss) before income taxes	$(1,898)	$1,873

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended November 30, 2017
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2017	$(80,778)	$1,587	$(2,322)	$(81,513)
Other comprehensive income before reclassifications	2,835	13	—	2,848
Amounts reclassified from AOCI	—	(146)	665	519
Income taxes	—	38	(234)	(196)
Net other comprehensive income (loss)	2,835	(95)	431	3,171
Balance, November 30, 2017	$(77,943)	$1,492	$(1,891)	$(78,342)

	Three Months ended November 30, 2016
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2016	$(112,255)	$2,186	$(2,845)	$(112,914)
Other comprehensive income (loss) before reclassifications	(21,531)	142	—	(21,389)
Amounts reclassified from AOCI	—	(237)	(11)	(248)
Income taxes	—	37	2	39
Net other comprehensive loss	(21,531)	(58)	(9)	(21,598)
Balance, November 30, 2016	$(133,786)	$2,128	$(2,854)	$(134,512)

Items reclassified out of AOCI were not material for the three months ended November 30, 2017 and 2016, thus the corresponding line items in the unaudited condensed consolidated statements of earnings to which the items were reclassified are not presented.

NOTE 4. SALES OF ACCOUNTS RECEIVABLE

For added flexibility with the Company's liquidity, we may sell certain trade accounts receivable both in the U.S. and internationally. CMC has a $200.0 million U.S. sale of trade accounts receivable program which expires in August 2019. Under the program, CMC contributes, and certain of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of buying and selling trade accounts receivable generated by the Company. CMCRV sells the trade accounts receivable in their entirety to two financial institutions. Under the U.S. sale of trade accounts receivable program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable sold. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The Company accounts for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The cash advances received are reflected as cash from operating activities on the Company's unaudited condensed consolidated statements of cash flows. Additionally, the U.S. sale of trade accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the Credit Agreement described in Note 7, Credit Arrangements.

At November 30, 2017 and August 31, 2017, under its U.S. sale of trade accounts receivable program, the Company sold $222.5 million and $226.9 million of trade accounts receivable, respectively, to the financial institutions. At November 30, 2017, the Company had no advance payments outstanding on the sale of its U.S. trade accounts receivable. At August 31, 2017, the Company had $90.0 million in advance payments outstanding on the sale of its U.S. trade accounts receivable.

In addition to the U.S. sale of trade accounts receivable program described above, the Company's international subsidiaries in Poland sell, and previously in Australia have sold, trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy and are removed from the consolidated balance sheets. The Polish program has a facility limit of 220.0 million Polish zloty ("PLN") ($62.3 million as of November 30, 2017) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. Under the Polish and Australian programs, the cash advances received were reflected as cash from operating activities on the Company's unaudited condensed consolidated statements of cash flows. During the first quarter of fiscal 2017, the Company's existing Australian program expired, and the Company did not enter into a new program.

At November 30, 2017 and August 31, 2017, under its Polish program, the Company sold $72.3 million and $79.5 million of trade accounts receivable, respectively, to the third-party financial institution. At both November 30, 2017 and August 31, 2017, the Company had no advance payments outstanding on the sales of its Polish trade accounts receivable.

During the three months ended November 30, 2017 and 2016, cash proceeds from the U.S. and international sale of trade accounts receivable programs were $1.4 million and $170.5 million, respectively, and cash payments to the owners of trade accounts receivable were $91.4 million and $178.7 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. program. Discounts on U.S. and international sales of trade accounts receivable were $0.3 million and $0.2 million for the three months ended November 30, 2017 and 2016, respectively, and are included in selling, general and administrative expenses in the Company's unaudited condensed consolidated statements of earnings.

As of November 30, 2017 and August 31, 2017, the deferred purchase price on the Company's U.S. and international sale of trade accounts receivable programs was included in accounts receivable on the Company's unaudited condensed consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of trade accounts receivable programs:

	Three Months Ended November 30, 2017
(in thousands)	Total	U.S.	Poland
Beginning balance	$215,123	$135,623	$79,500
Transfers of accounts receivable	656,642	535,893	120,749
Collections	(578,389)	(450,482)	(127,907)
Ending balance	$293,376	$221,034	$72,342

	Three Months Ended November 30, 2016
(in thousands)	Total	U.S.*	Australia**	Poland
Beginning balance	$289,748	$212,762	$26,662	$50,324
Transfers of accounts receivable	556,964	470,145	16,914	69,905
Collections	(551,274)	(467,190)	(9,659)	(74,425)
Exit from programs	(33,917)	—	(33,917)	—
Ending balance	$261,521	$215,717	$—	$45,804
_________________
* Includes the sale of trade accounts receivable activities related to the CMC Cometals discontinued operation. See Note 2, Changes in Business, for further discussion. For the three months ended November 30, 2016, there were transfers of trade accounts receivable of $33.9 million and collections were $39.5 million.

** Includes the sale of trade accounts receivable activities related to the Australian steel distribution business discontinued operation. For the three months ended November 30, 2016, there were no transfers of trade accounts receivable, collections were $3.7 million and redemptions of trade accounts receivable associated with the exit from the program were $1.6 million.

NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. The Company’s business model, with the exception of the International Marketing and Distribution segment, is such that products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. Inventories in the International Marketing and Distribution segment are sold as finished goods. As such, work in process inventories were not material at November 30, 2017 and August 31, 2017. At November 30, 2017 and August 31, 2017, $131.3 million and $116.8 million, respectively, of the Company's inventories were in the form of raw materials.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Consolidated
Goodwill, gross
Balance at August 31, 2017	$9,751	$4,970	$57,943	$2,664	$1,982	$77,310
Foreign currency translation	—	—	—	27	—	27
Balance at November 30, 2017	$9,751	$4,970	$57,943	$2,691	$1,982	$77,337

Accumulated impairment losses
Balance at August 31, 2017	$(9,751)	$—	$(493)	$(169)	$(1,982)	$(12,395)
Foreign currency translation	—	—	—	(2)	—	(2)
Balance at November 30, 2017	$(9,751)	$—	$(493)	$(171)	$(1,982)	$(12,397)

Goodwill, net
Balance at August 31, 2017	$—	$4,970	$57,450	$2,495	$—	$64,915
Foreign currency translation	—	—	—	25	—	25
Balance at November 30, 2017	$—	$4,970	$57,450	$2,520	$—	$64,940

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $21.7 million and $19.7 million at November 30, 2017 and August 31, 2017, respectively, and are included in other noncurrent assets on the Company's unaudited condensed consolidated balance sheets. As part of the MMFX asset acquisition, the Company acquired patents, which were assigned a value of $7.0 million, with a useful life of 7.5 years. See Note 2, Changes in Business, for further information regarding this asset acquisition. Intangible amortization expense from continuing operations was $0.5 million and $0.3 million for the three months ended November 30, 2017 and 2016, respectively. Excluding goodwill, there were no significant intangible assets with indefinite lives as of November 30, 2017.
NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2017	November 30, 2017	August 31, 2017
2027 Notes	5.375%	$300,000	$300,000
2023 Notes	4.875%	$330,000	$330,000
Term Loan (Due 2022)	2.830%	150,000	150,000
Other, including equipment notes		52,133	52,077
Total debt		832,133	832,077
Less: Debt issuance costs		7,102	7,315
Total amounts outstanding		825,031	824,762
Less: Current maturities of long-term debt		21,246	19,182
Long-term debt		$803,785	$805,580

In July 2017, the Company issued $300.0 million of 5.375% Senior Notes due July 2027 (the "2027 Notes"). Interest on these notes is payable semiannually.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Interest on the 2023 Notes is payable semiannually.

The Company has a $350.0 million revolving credit facility (the "Credit Agreement") and a senior secured term loan in the maximum principal amount of $150.0 million (the "Term Loan"), each with a maturity date in June 2022. The Term Loan was drawn upon on July 13, 2017. The Company is required to make quarterly payments on the Term Loan equal to 1.25% of the original principal amount. The maximum availability under the Credit Agreement, together with the Term Loan, can be increased to $750.0 million with bank approval. The Company had no amounts drawn under the Credit Agreement at November 30, 2017 and August 31, 2017. The Company's obligation under its Credit Agreement is collateralized by its U.S. inventory and U.S. fabrication receivables. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit and was reduced by outstanding stand-by letters of credit, which totaled $3.3 million and $3.0 million at November 30, 2017 and August 31, 2017, respectively.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. At November 30, 2017, the Company's interest coverage ratio was 7.06 to 1.00, and the Company's debt to capitalization ratio was 0.37 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the London Interbank Offered Rate ("LIBOR").

At November 30, 2017, the Company was in compliance with all covenants contained in its debt agreements.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

At November 30, 2017 and August 31, 2017, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 225.0 million ($63.7 million) and PLN 175.0 million ($49.1 million), respectively. As of November 30, 2017, the uncommitted credit facilities have expiration dates ranging from March 2018 to November 2018, which CMCP intends to renew upon expiration. At November 30, 2017 and August 31, 2017, no amounts were outstanding under these facilities. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $1.6 million and $1.3 million at November 30, 2017 and August 31, 2017, respectively. During the three months ended November 30, 2017 and 2016, CMCP had no borrowings and no repayments under its uncommitted credit facilities.

The Company capitalized $3.8 million and $1.6 million of interest in the cost of property, plant and equipment during the three months ended November 30, 2017 and 2016, respectively. Cash paid for interest during the three months ended November 30, 2017 and 2016 was $9.4 million and $8.4 million, respectively.
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

At November 30, 2017, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $289.5 million and $56.7 million, respectively. At November 30, 2016, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $265.8 million and $31.2 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of November 30, 2017:

Commodity	Long/Short	Total
Aluminum	Long	3,475	MT
Aluminum	Short	900	MT
Copper	Long	714	MT
Copper	Short	6,214	MT
 _________________
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's unaudited condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2017 and 2016. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the unaudited condensed consolidated statements of earnings:

		Three Months Ended November 30,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2017	2016
Commodity	Cost of goods sold	$575	$(4,629)
Foreign exchange	Cost of goods sold	(19)	(8)
Foreign exchange	SG&A expenses	2,380	4,049
Gain (loss) before income taxes		$2,936	$(588)

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives for the three months ended November 30,		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedge items for the three months ended November 30,
		2017	2016		2017	2016
Foreign exchange	Net sales	$(237)	$(22)	Net sales	$237	$22
Foreign exchange	Cost of goods sold	3,348	1,086	Cost of goods sold	(3,348)	(1,086)
Gain (loss) before income taxes		$3,111	$1,064		$(3,111)	$(1,064)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in AOCI (Loss) (in thousands)	Three Months Ended November 30,
	2017	2016
Commodity	$—	$99
Foreign exchange	11	33
Gain, net of income taxes	$11	$132

Refer to Note 3, Accumulated Other Comprehensive Income (Loss), of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the effective portion of derivatives designated as cash flow hedging instruments reclassified from AOCI.

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's unaudited condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at November 30, 2017 and August 31, 2017. The fair value of the Company's derivative instruments on the unaudited condensed consolidated balance sheets was as follows:

Derivative Assets (in thousands)	November 30, 2017	August 31, 2017
Commodity — not designated for hedge accounting	780	767
Foreign exchange — designated for hedge accounting	1,785	81
Foreign exchange — not designated for hedge accounting	2,155	1,286
Derivative assets (other current assets)*	$4,720	$2,134

Derivative Liabilities (in thousands)	November 30, 2017	August 31, 2017
Commodity — not designated for hedge accounting	499	3,251
Foreign exchange — designated for hedge accounting	197	1,549
Foreign exchange — not designated for hedge accounting	1,351	3,710
Derivative liabilities (accrued expenses and other payables)*	$2,047	$8,510
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of November 30, 2017, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months. All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$75,593	$75,593	$—	$—
Commodity derivative assets (2)	780	780	—	—
Foreign exchange derivative assets (2)	3,940	—	3,940	—
Liabilities:
Commodity derivative liabilities (2)	499	499	—	—
Foreign exchange derivative liabilities (2)	1,548	—	1,548	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$43,553	$43,553	$—	$—
Commodity derivative assets (2)	767	767	—	—
Foreign exchange derivative assets (2)	1,367	—	1,367	—
Liabilities:
Commodity derivative liabilities (2)	3,251	3,251	—	—
Foreign exchange derivative liabilities (2)	5,259	—	5,259	—
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

There were no material non-recurring fair value remeasurements during the three months ended November 30, 2017.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the unaudited condensed consolidated balance sheets were as follows:

		November 30, 2017		August 31, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$307,431	$300,000	$314,286
2023 Notes (1)	Level 2	330,000	339,824	330,000	340,052
2022 Term Loan (2)	Level 2	150,000	150,000	150,000	150,000
_________________
(1) The fair value of the notes is determined based on indicated market values.
(2) The Term Loan contains variable interest rates and its carrying value approximates fair value.
NOTE 10. INCOME TAX

The Company's effective income tax rate from continuing operations for the three months ended November 30, 2017 was 23.4%, compared with 29.8% for the three months ended November 30, 2016. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. Several factors determine the Company's effective tax rate, including the mix and amount of global earnings, the impact of loss companies for which no tax benefit is available due to valuation allowances, audit related adjustments, and the impact of permanent tax adjustments.

For the three months ended November 30, 2017, the tax rate was lower than the statutory income tax rate of 35%. Items that impacted the effective tax rate included:

i.	the proportion of the Company's global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%,

ii.	a permanent tax benefit recorded under ASU 2016-09 for stock awards that vested during the first quarter of fiscal 2018,

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

The Company’s tax expense related to discontinued operations was not material with respect to the three months ended November 30, 2017 and 2016.

The Company made net payments of $4.3 million and $1.8 million for income taxes during the three months ended November 30, 2017 and 2016, respectively.

As of November 30, 2017 and August 31, 2017, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $9.3 million, exclusive of interest and penalties.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense. For the three months ended November 30, 2017, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending November 30, 2018, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $9.3 million, which would reduce the provision for income taxes by $9.3 million.

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
Foreign — 2011 and forward

During the fiscal year ended August 31, 2016, the Company completed an IRS exam for the years 2009 through 2011 and received confirmation from the United States Congress Joint Committee on Taxation that all matters were settled with the exception of R&D credits, which are still under review. In addition, the Company is under examination by certain state revenue authorities for the years 2009 through 2015. Management believes the Company's recorded income tax liabilities as of November 30, 2017 sufficiently reflect the anticipated outcome of these examinations.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Act"), which will take effect on January 1, 2018. Some notable provisions of the Act include a reduction of the corporate income tax rate from 35% to 21%, 100% bonus depreciation for certain capital expenditures, and a change from a worldwide system with deferral to a territorial tax system, which includes a one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries. The Company is currently evaluating the full impact of this new legislation on its consolidated financial statements.
NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described, and informational disclosures provided, in Note 15, Stock-Based Compensation Plans, to the audited consolidated financial statements in the 2017 Form 10-K. In general, the restricted stock units granted during fiscal 2018 vest ratably over a period of three years. However, certain restricted stock units granted during fiscal 2018 cliff vest after a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, the performance stock units granted during fiscal 2018 will vest after a period of three years.

During the three months ended November 30, 2017 and 2016, the Company granted the following awards under its stock-based compensation plans:

	November 30, 2017		November 30, 2016
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity Method	1,167	$20.55	869	$15.77
Liability Method	317	N/A	873	N/A

During the three months ended November 30, 2017, the Company recorded immaterial mark-to-market adjustments on liability awards, compared to expense of $3.9 million recorded for the three months ended November 30, 2016, which includes the impact of the modification of certain restricted stock and performance stock units that occurred during the first quarter of fiscal 2017. As of November 30, 2017, the Company had 0.8 million equivalent shares accounted for under the liability method outstanding. The Company expects 0.7 million equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which is mainly included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of earnings:

	Three Months Ended November 30,
(in thousands)	2017	2016
Stock-based compensation expense	$4,780	$8,245

NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations for the three months ended November 30, 2017 and 2016 were as follows:

	Three Months Ended November 30,
(in thousands, except share data)	2017	2016
Earnings from continuing operations	$38,536	$4,936

Basic earnings per share:
Shares outstanding for basic earnings per share	116,243,545	115,097,467

Basic earnings per share from continuing operations	$0.33	$0.04

Diluted earnings per share:
Shares outstanding for basic earnings per share	116,243,545	115,097,467
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,614,366	1,507,322
Shares outstanding for diluted earnings per share	117,857,911	116,604,789

Diluted earnings per share from continuing operations	$0.32	$0.04

Anti-dilutive shares not included above	—	130,989

CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of CMC common stock. During the three months ended November 30, 2017 and 2016, CMC did not purchase any shares of CMC common stock. CMC had remaining authorization to purchase $27.6 million of common stock at November 30, 2017.
NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 18, Commitments and Contingencies, to the audited consolidated financial statements in the 2017 Form 10-K.

On April 28, 2016, the Company was served with a lawsuit filed by Ector County, Texas and the State of Texas by and through the Texas Commission on Environmental Quality ("TCEQ") alleging violations of the Texas Solid Waste Disposal Act, the Texas Water Code, the Texas Clean Air Act, and TCEQ rules on spill prevention and control. The Plaintiffs amended their petition in February 2017 to include violations of TCEQ rules on recycling and storm water permits. The Plaintiffs further amended their petition in April 2017, broadening their allegations. The lawsuit, filed in the 201st Judicial District Court of Travis County, Texas, alleged improper disposal of solid waste and unauthorized outdoor burning activity at the Company’s recycling facility located in Odessa, Texas. The lawsuit sought a penalty for each day of alleged violation under the Texas Health & Safety Code, the Texas Water Code, or the Texas Administrative Code. The parties agreed to a mediated settlement on December 1, 2017, which will be binding upon the entry of an Agreed Final Judgment, subject to the formal approval process of the State of Texas. Under the mediated settlement, the Company will pay $1.1 million, net of insurance recoveries. The Company denies any wrongdoing in connection with the alleged claims, and the settlement does not contain an admission of liability from the Company.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites (none of which are owned by the Company) and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both November 30, 2017 and August 31, 2017, the Company had accrued $0.7 million for estimated cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. As of both November 30, 2017 and August 31, 2017, total environmental liabilities, including with respect to CERCLA sites, were $4.3 million, of which $2.1 million was classified as other long-term liabilities. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
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

The Company structures its business into the following five reporting segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution. See Note 1, Nature of Operations, of the audited consolidated financial statements included in the 2017 Form 10-K for more information about the reporting segments, including the types of products and services from which each reporting segment derives its net sales. Corporate contains earnings on Benefit Restoration Plan ("BRP") assets and short-term investments as well as expenses of the Company's corporate headquarters and interest expense related to its long-term debt.

The financial information presented for the International Marketing and Distribution segment excludes the operations of CMC Cometals. This operation has been classified as discontinued operations in the unaudited condensed consolidated statements of earnings. See Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

The Company uses adjusted operating profit (loss) from continuing operations to compare and evaluate the financial performance of its segments. Adjusted operating profit (loss) is the sum of the Company's earnings from continuing operations before interest expense, income taxes and discounts on sales of accounts receivable. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the 2017 Form 10-K.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months ended November 30, 2017
	Americas			International
(in thousands)	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$274,330	$246,733	$330,552	$220,200	$162,506	$4,198	$—	$1,238,519
Intersegment sales	45,004	166,785	2,227	267	792	—	(215,075)	—
Net sales	319,334	413,518	332,779	220,467	163,298	4,198	(215,075)	1,238,519
Adjusted operating profit (loss) from continuing operations	9,928	40,764	(4,782)	23,393	10,531	(21,168)	(1,569)	57,097
Total assets as of November 30, 2017*	284,905	1,008,618	671,457	461,021	302,051	661,769	(508,840)	2,880,981

	Three Months ended November 30, 2016
	Americas			International
	Recycling	Mills	Fabrication	Mill	Marketing and Distribution	Corporate	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$154,362	$203,331	$335,277	$134,190	$165,181	$1,750	$—	$994,091
Intersegment sales	22,346	143,834	3,123	211	1,656	—	(171,170)	—
Net sales	176,708	347,165	338,400	134,401	166,837	1,750	(171,170)	994,091
Adjusted operating profit (loss) from continuing operations	(5,098)	36,949	6,711	9,973	(3,758)	(24,013)	(209)	20,555
Total assets as of August 31, 2017*	234,350	933,022	683,609	462,190	351,716	677,691	(394,006)	2,948,572
 _________________
* Excludes total assets from discontinued operations of $17.6 million at November 30, 2017 and $26.6 million at August 31, 2017.

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended November 30,
(in thousands)	2017	2016
Earnings from continuing operations	$38,536	$4,936
Income taxes	11,778	2,100
Interest expense	6,525	13,292
Discounts on sales of accounts receivable	258	227
Adjusted operating profit from continuing operations	$57,097	$20,555
NOTE 15. SUBSEQUENT EVENTS

On January 2, 2018, the Company announced the signing of a definitive agreement to acquire certain U.S. rebar steel mill and fabrication assets from Gerdau S.A., a producer of long and specialty steel products in the Americas for a cash purchase price of $600.0 million, subject to customary purchase price adjustments. The acquisition includes 33 rebar fabrication facilities in the U.S. as well as steel mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California, with annual melt capacity of 2.7 million tons, bringing the Company’s global melt capacity to approximately 7.2 million tons at the close of the transaction. The closing of the transaction is expected before calendar year-end 2018 and is subject to the satisfaction or waiver of customary closing conditions, including customary regulatory review. The Company expects to fund the purchase price for the acquisition with cash on hand, term loans, borrowings under the Credit Agreement or another credit facility, and/or the proceeds from an offering of one or more series of debt securities.

In connection with the above mentioned signed definitive agreement, the Company entered into an amendment to its Credit Agreement (as defined in Note 7, Credit Arrangements), which, among other things, permits the potential incurrence by the Company of up to $600.0 million of Incremental Term Loans (as defined in the amendment to the Credit Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2018) in order to fund the acquisition and pay transaction fees and expenses related thereto. This amendment is supported by a commitment letter with certain parties (as identified in the Current Report on Form 8-K filed with the SEC on January 2, 2018), pursuant to which and subject to the terms and conditions set forth therein, the parties have agreed to provide a senior secured term loan B facility in the aggregate principal amount of up to $600.0 million.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 (the "2017 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of this Item 2 of this Quarterly Report on Form 10-Q and in the section entitled "Risk Factors" in Item 1A of the 2017 Form 10-K. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the 2017 Form 10-K.
RESULTS OF OPERATIONS SUMMARY

Business Overview

As a vertically integrated organization, we manufacture, recycle, and market steel and metal products, related materials and services through a network including four electric arc furnace ("EAF") mini mills, an EAF micro mill, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses, metal recycling facilities and marketing and distribution offices in the United States ("U.S.") and in strategic international markets. Our operations are conducted through five business segments: Americas Recycling, Americas Mills, Americas Fabrication, International Mill and International Marketing and Distribution.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations. In the table below, we have included financial measures that were not derived in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Refer to the reconciliations of adjusted operating profit from continuing operations and adjusted EBITDA from continuing operations, each to earnings from continuing operations, in the section entitled "Non-GAAP Financial Measures" at the end of this Item 2 of this Quarterly Report on Form 10-Q.

	Three Months Ended November 30,
(in thousands, except per share data)	2017	2016
Net sales*	$1,238,519	$994,091
Earnings from continuing operations	38,536	4,936
Adjusted operating profit from continuing operations+	57,097	20,555
Adjusted EBITDA from continuing operations+	90,297	50,998
Diluted net earnings per share	0.31	0.05
 _________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Net sales for the three months ended November 30, 2017 increased $244.4 million, or 25%, compared to the three months ended November 30, 2016. Our Americas Recycling, Americas Mills and International Mill segments were the largest contributors to the increase in net sales, with increases in net sales of $142.6 million, $66.4 million and $86.1 million, respectively. Each of these segments realized increases in tons shipped and average selling prices. The increase in tons shipped and average selling price for our Americas Recycling segment was due to strong scrap demand primarily as a result of increased domestic steel mill capacity utilization. The increase in average scrap selling price also led to an increased average selling price for our Americas Mills segment, which also saw an increase in tons shipped due to improved demand from the service center industry compared to the same period in fiscal 2017. The increase in tons shipped and average selling price for our International Mill segment was due to increased construction activity.

Earnings from continuing operations and adjusted operating profit from continuing operations for the three months ended November 30, 2017 increased $33.6 million and $36.5 million, respectively, compared to the three months ended November 30, 2016. Our Americas Recycling, International Mill and International Marketing and Distribution segments were the largest contributors to these increases, with increases in adjusted operating profit of $15.0 million, $13.4 million and $14.3 million, respectively. Our Americas Recycling and International Mill segments both realized increases in metal margin and tons shipped as a result of the market activity discussed above, and our International Marketing and Distribution segment benefited from a high volume of sales for our steel trading business headquartered in the U.S. related to the wind down of this business. Offsetting these increases in adjusted operating profit, our Americas Fabrication segment recognized an $11.5 million decrease in adjusted operating profit due to increasing rebar costs outpacing sales prices in the fabrication project backlog.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased $3.3 million for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. There were no material individual items contributing to this change.

Interest Expense

Interest expense for the three months ended November 30, 2017 decreased $6.8 million compared to the three months ended November 30, 2016. Such decrease was due to a reduction of $4.7 million related to the refinancing activities that occurred during fiscal 2017, in addition to a year-over-year increase of $2.1 million in capitalized interest costs, primarily related to construction of our micro mill in Durant, Oklahoma, which we expect to be placed in service during the second quarter of fiscal 2018.

Income Taxes

Our effective income tax rate from continuing operations for the three months ended November 30, 2017 was 23.4%, compared with 29.8% for the three months ended November 30, 2016. The decrease in our effective income tax rate from continuing operations is largely attributable to the discrete permanent tax benefit recorded under ASU 2016-09 for stock awards that vested during the first quarter of fiscal 2018. Additionally, our effective income tax rate was favorably impacted by a non-taxable gain on assets related to our nonqualified Benefits Restoration Plan ("BRP") which was larger than the comparable non-taxable gain recognized during the first quarter of fiscal 2017. Our effective income tax rates were also impacted by state and local taxes as well as earnings or losses from foreign jurisdictions. State and local taxes are generally consistent over time, while the composition of domestic and foreign earnings can create larger fluctuations in our effective tax rate.

The provisions of the recently enacted Tax Cuts and Jobs Act, discussed in Note 10, Income Tax, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, require a one-time U.S. toll charge related to undistributed earnings of non-U.S. subsidiaries. While this toll charge generally reduces the U.S. tax burden on future distributions from non-U.S. subsidiaries, other global income tax considerations, such as non-US income and withholding taxes, are relevant as it pertains to the taxation of earnings in our non-U.S. subsidiaries. With respect to such earnings, we intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries.

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

Americas Recycling

	Three Months Ended November 30,
(in thousands)	2017	2016
Net sales	$319,334	$176,708
Adjusted operating profit (loss)	9,928	(5,098)

Average selling price (per short ton)
Ferrous	$257	$186
Nonferrous	2,208	1,816

Short tons shipped (in thousands)
Ferrous	589	405
Nonferrous	66	49
Total	655	454

Net sales for the three months ended November 30, 2017 increased $142.6 million, or 81%, compared to the corresponding period in fiscal 2017. The increase in net sales for the three months ended November 30, 2017 was due to increases in average ferrous and nonferrous selling prices of $71 and $392 per short ton, respectively, coupled with increases in ferrous and nonferrous tons shipped of 45% and 35%, respectively, in each case compared to the corresponding period in fiscal 2017. The increase in tons shipped resulted from both strong scrap demand due to increased domestic steel mill capacity utilization, as well as increased capacity as a result of our acquisition of seven recycling facilities during the third quarter of fiscal 2017, which accounted for approximately 67% of the total year-over-year increase.

Adjusted operating profit for the three months ended November 30, 2017 was $9.9 million, compared to adjusted operating loss of $5.1 million for the three months ended November 30, 2016. The year-over-year change was primarily due to a 29% increase in average ferrous metal margin compared to the corresponding period in fiscal 2017. Adjusted operating profit in the first quarter of fiscal 2018 was also favorably impacted by a 12% decline in year-over-year per ton employee-related expenses as a result of cost control measures.

Americas Mills

	Three Months Ended November 30,
(in thousands)	2017	2016
Net sales	$413,518	$347,165
Adjusted operating profit	40,764	36,949

Average price (per short ton)
Finished goods selling price	$559	$507
Total sales	550	499
Cost of ferrous scrap utilized	256	201
Metal margin	294	298

Short tons (in thousands)
Melted	655	615
Rolled	602	589
Shipped	677	635

Net sales for the three months ended November 30, 2017 increased $66.4 million, or 19%, compared to the corresponding period in fiscal 2017. The increase in net sales for the three months ended November 30, 2017 was due to an increase in average selling price of $51 per short ton, largely driven by the increased scrap prices described above. Also contributing to increased net sales was a 7% increase in tons shipped in the first quarter of fiscal 2018 compared to the corresponding period in fiscal 2017 as a result of improved demand from the service center industry.

Adjusted operating profit for the three months ended November 30, 2017 increased $3.8 million compared to the corresponding period in fiscal 2017, driven primarily by the increased volume in tons shipped mentioned above. Items adversely impacting adjusted operating profit during the first quarter of fiscal 2018, compared to the same period in fiscal 2017, included increases in: (i) freight expenses of 10% per short ton and (ii) repair and maintenance expenses of $2.9 million due to variances in the timing and amounts of routine maintenance and equipment enhancements conducted in the normal course of business.

Americas Fabrication

	Three Months Ended November 30,
(in thousands)	2017	2016
Net sales	$332,779	$338,400
Adjusted operating profit (loss)	(4,782)	6,711

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar	$742	$747
Structural	2,058	2,162
Post	837	832

Short tons shipped (in thousands)
Rebar	237	248
Structural	7	7
Post	20	18

Net sales for the three months ended November 30, 2017 decreased $5.6 million, or 2%, compared to the corresponding period in fiscal 2017. The decrease in net sales for the three months ended November 30, 2017 was primarily due to decreases in rebar shipments driven by the negative impact that low cost rebar imports had on projects in our fabrication backlog which were delivered in the first quarter of fiscal 2018.

Adjusted operating loss for the three months ended November 30, 2017 was $4.8 million, compared to adjusted operating profit of $6.7 million for the three months ended November 30, 2016. This decrease in adjusted operating profit for the three months ended November 30, 2017 was attributable to a 17% reduction in average composite metal margin, driven by the lag in our fabrication project backlog whereby sales prices were not keeping pace with increasing rebar costs.

International Mill

	Three Months Ended November 30,
(in thousands)	2017	2016
Net sales	$220,467	$134,401
Adjusted operating profit	23,393	9,973

Average price (per short ton)
Total sales	$517	$397
Cost of ferrous scrap utilized	296	202
Metal margin	221	195

Short tons (in thousands)
Melted	355	354
Rolled	336	313
Shipped	400	316

Net sales for the three months ended November 30, 2017 increased $86.1 million, or 64%, compared to the corresponding period in fiscal 2017. Increases in average selling prices and shipments of 30% and 27%, respectively, for the three months ended November 30, 2017, compared to the corresponding periods in fiscal 2017, were primarily the result of strong demand resulting from increased construction activity. The increase in net sales for the three months ended November 30, 2017 also reflect a favorable foreign currency translation impact of approximately $18.7 million due to the weakening of the U.S. dollar in relation to the Polish zloty.

Adjusted operating profit for the three months ended November 30, 2017 increased $13.4 million compared to the corresponding period in fiscal 2017. The increase in adjusted operating profit for the three months ended November 30, 2017 resulted from a 13% increase in average metal margin compared to the corresponding periods in fiscal 2017 as a result of strong demand. Additionally, changes in the U.S. dollar relative to the Polish zloty resulted in approximately $1.8 million of this segment's adjusted operating profit for the three months ended November 30, 2017.

International Marketing and Distribution

	Three Months Ended November 30,
(in thousands)	2017	2016
Net sales	$163,298	$166,837
Adjusted operating profit (loss)	10,531	(3,758)

During fiscal 2017, we announced the decision to exit the International Marketing and Distribution business. See Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the exit of this segment. In conjunction with the wind down of operations in this segment, overall volumes were down 34% for the three months ended November 30, 2017, contributing to a reduction in net sales for the first quarter of fiscal 2018, compared to the same period in fiscal 2017. Partially offsetting the decrease driven by volume reduction, however, we successfully sold certain inventory at higher than anticipated selling prices as part of the wind down of our steel trading business headquartered in the U.S. Changes in the U.S. dollar relative to other currencies did not have a material impact on this segment's net sales for the three months ended November 30, 2017.

Adjusted operating profit for the three months ended November 30, 2017 was $10.5 million compared to adjusted operating loss of $3.8 million for the three months ended November 30, 2016. The change in adjusted operating profit was primarily due to improved margins for our steel trading business headquartered in the U.S. as a result of the sale of certain inventory at higher than anticipated prices, as described above. Changes in the U.S. dollar relative to other currencies did not have a material impact on the change in this segment's adjusted operating profit for the three months ended November 30, 2017.

Corporate

Corporate adjusted operating loss decreased $2.8 million for the three months ended November 30, 2017 compared to the corresponding period in fiscal 2017. The decrease in adjusted operating loss for the three months ended November 30, 2017 was primarily due to a $5.2 million decrease in employee-related expenses, partially offset by a $2.3 million increase in professional services.

DISCONTINUED OPERATIONS DATA

See Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding discontinued operations.
OUTLOOK

During our second quarter, we normally experience lower shipment levels due to winter weather conditions impairing construction activity as well as a reduced number of shipping days. However, we see strength in the underlying market fundamentals supporting each of our segments as we enter calendar 2018. End markets in both non-residential construction and original equipment manufacturers are forecasting growth and we are seeing that reflected in our shipment volumes.

We are pleased to report that commissioning activities at our new micro mill in Durant, OK are progressing very smoothly, and we look forward to the mill contributing to our results during the second half of fiscal 2018. In addition, we announced the signing of a definitive agreement to acquire certain U.S. rebar assets from Gerdau S.A. including four mini mills and 33 rebar fabrication facilities. We believe this is an ideal strategic fit with CMC given our existing expertise in concrete reinforcing products and services. We see significant opportunity for cost synergies and value creation for our customers and shareholders.
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

The table below reflects our sources, facilities and availability of liquidity as of November 30, 2017:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$130,209	$130,209
Notes due from 2023 to 2027	630,000	*
Revolving credit facility	350,000	346,773
U.S. receivables sale facility	200,000	151,987
Term Loan due 2022	150,000	—
International accounts receivable sales facilities	56,646	56,646
Bank credit facilities — uncommitted	63,727	62,088
Other, including equipment notes	52,133	*
 _________________
* We believe we have access to additional financing and refinancing, if needed.

Sources of Liquidity and Capital Resources

We expect cash on hand and cash generated from operations to be sufficient to meet all interest payments due within the next twelve months. See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding such interest payment obligations.

Our foreign operations generated approximately 23% of our net sales during the first quarter of fiscal 2018, and as a result, our foreign operations had cash and cash equivalents of approximately $71.5 million at November 30, 2017. See the "Income Taxes" section under "Results of Operations Summary" within this Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion regarding our undistributed earnings of our non-U.S. subsidiaries. Historically, our U.S. operations have generated the majority of our cash, which has been used to fund the cash needs of our U.S. operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350.0 million credit facility described in Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and the $200.0 million sale of accounts receivable program described below.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 25% of total receivables at November 30, 2017.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 4, Sales of Accounts Receivable, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Our U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our U.S. sale of accounts receivable program contains covenants that are consistent with the covenants contained in the Credit Agreement, as defined in Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We utilize documentary letter of credit programs whereby we assign certain trade accounts payable associated with trading transactions entered into by our marketing and distribution divisions. These letters of credit allow for payment at a future date and are used as an additional source of working capital financing. These letters of credit are issued under uncommitted lines of credit, which are in addition to and separate from our contractually committed credit facility and are not included in our overall liquidity analysis. We did not have any material amounts of documentary letters of credit outstanding at November 30, 2017 and August 31, 2017. The amount of documentary letters of credit outstanding during a period can fluctuate as a result of the level of activity and volume of materials purchased during the period as well as a result of their length and timing to maturity.

Stock Repurchase Program

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of shares of CMC common stock. As of November 30, 2017, the approximate value of shares of CMC common stock that may yet be purchased under this program is $27.6 million. We intend to repurchase shares from time to time for cash in the open market or privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. We did not purchase any shares of CMC common stock during the three months ended November 30, 2017 or 2016.

Asset Acquisitions

On October 26, 2017, we completed the purchase of substantially all of the assets of MMFX Technologies Corporation ("MMFX"). See Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. This acquisition was funded through internally generated cash and did not have a material effect on our financial position or results of operations. We regularly review potential acquisitions. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions. There can be no assurance we will enter into new acquisitions.

Operating Cash Flow and Capital Expenditures

Operating Activities
Our cash flows from operating activities result primarily from the sale of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. See Note 8, Derivatives and Risk Management, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Net cash flows used by operating activities increased $33.2 million for the three months ended November 30, 2017, compared to the three months ended November 30, 2016, primarily due to changes in operating assets and liabilities (“working capital”), including a $90.0 million repayment of advance payments outstanding on our sale of trade accounts receivable program that were outstanding at August 31, 2017. Partially offsetting the impact of this increase in the use of cash from operating activities was an increase in net earnings, after giving effect to non-cash items, including an increase of $21.7 million for non-cash tax expense, in all cases for the first quarter of fiscal 2018 compared to the same period of fiscal 2017. Excluding the $90.0 million repayment of our U.S. trade receivables sales facility described above, commodity pricing and volume increases across most of our businesses, as well as the exit of the International Marketing and Distribution segment are the primary drivers of the working capital change. For continuing operations, days sales outstanding improved by three days and days sales in inventory improved by six days compared to the three months ended November 30, 2016.

Investing Activities
Net cash flows used by investing activities increased $37.9 million for the three months ended November 30, 2017 primarily due to a $16.7 million increase in cash used for capital expenditures, a $16.4 million reduction in usage of restricted cash, and $7.0 million of cash used for asset acquisitions, in all cases compared to the three months ended November 30, 2016. See Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding asset acquisitions occurring during the first three months of fiscal 2018.

We expect our total capital expenditures for fiscal 2018 to be between $150 million and $250 million, primarily related to the construction of our micro mill in Durant, Oklahoma. We expect that our capital spending will be funded from internally generated capital. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net year-over-year movements in cash flows used by financing activities were immaterial for the three months ended November 30, 2017. We regularly evaluate the use of our cash in efforts to maximize total shareholder return, including debt repayment, capital deployment, share repurchases and dividends.

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

CONTRACTUAL OBLIGATIONS

There were no material changes to our obligations and commitments from the information provided in the 2017 Form 10-K. Our estimated contractual obligations for the twelve months ending November 30, 2018 are approximately $462.5 million and primarily consist of expenditures incurred in connection with normal revenue producing activities.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2017, we had committed $24.0 million under these arrangements.

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

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended November 30,
(in thousands)	2017	2016
Earnings from continuing operations	$38,536	$4,936
Interest expense	6,525	13,292
Income taxes	11,778	2,100
Discounts on sales of accounts receivable	258	227
Adjusted operating profit from continuing operations	$57,097	$20,555

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

There were no net earnings attributable to noncontrolling interests during the three months ended November 30, 2017 and 2016.

Reconciliations of earnings from continuing operations to adjusted EBITDA from continuing operations are provided below:

	Three Months Ended November 30,
(in thousands)	2017	2016
Earnings from continuing operations	$38,536	$4,936
Interest expense	6,525	13,292
Income taxes	11,778	2,100
Depreciation and amortization	31,978	30,282
Impairment charges	1,480	388
Adjusted EBITDA from continuing operations	$90,297	$50,998

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

Our forward-looking statements are based on management's expectations and beliefs as of the time this Quarterly Report on Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Some of the important factors that could cause actual results to differ materially from our expectations include the following:

•	changes in economic conditions which affect demand for our products or construction activity generally, and the impact of such changes on the highly cyclical steel industry;

•	rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices;

•	excess capacity in our industry, particularly in China, and product availability from competing steel mills and other steel suppliers including import quantities and pricing;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;

•	involvement in various environmental matters that may result in fines, penalties or judgments;

•	potential limitations in our or our customers' abilities to access credit and non-compliance by our customers with our contracts;

•	activity in repurchasing shares of our common stock under our repurchase program;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	ability to successfully identify, consummate, and integrate acquisitions and the effects that acquisitions may have on our financial leverage;

•	impact of goodwill impairment charges;

•	impact of long-lived asset impairment charges;

•	currency fluctuations;

•	global factors, including political uncertainties and military conflicts;

•	availability of electricity and natural gas for mill operations;

•	ability to hire and retain key executives and other employees;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	information technology interruptions and breaches in data security;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials and other items over which we exert little influence, including scrap metal, energy and insurance;

•	unexpected equipment failures;

•	ability to realize the anticipated benefits of our investment in our new micro mill in Durant, Oklahoma;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	increased costs related to health care reform legislation; and

•	those factors listed under Part I, Item 1A, Risk Factors, included in the 2017 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $10.9 million, or 4%, compared to August 31, 2017. Forward contracts denominated in Polish zloty with a U.S. dollar functional currency and forward contracts denominated in Euro with a Polish zloty functional currency decreased $26.3 million and $11.3 million, respectively, compared to August 31, 2017. Partially offsetting these decreases, forward contracts denominated in U.S. dollars with an Australian dollar functional currency increased $15.7 million compared to August 31, 2017.

The Company's total commodity contract commitments decreased $2.6 million, or 4% compared to August 31, 2017.

There were no other material changes to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in the 2017 Form 10-K.
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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended November 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in lawsuits associated with the normal conduct of its businesses and operations. It is not possible to predict the outcome of the pending actions, and as with any litigation, it is possible that these actions could be decided unfavorably to the Company. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested.

On April 28, 2016, we were served with a lawsuit filed by Ector County, Texas and the State of Texas by and through the Texas Commission on Environmental Quality ("TCEQ") alleging violations of the Texas Solid Waste Disposal Act, the Texas Water Code, the Texas Clean Air Act, and TCEQ rules on spill prevention and control. The Plaintiffs amended their petition in February 2017 to include violations of TCEQ rules on recycling and storm water permits. The Plaintiffs further amended their petition in April 2017, broadening their allegations. The lawsuit, filed in the 201st Judicial District Court of Travis County, Texas, alleged improper disposal of solid waste and unauthorized outdoor burning activity at the Company’s recycling facility located in Odessa, Texas. The lawsuit sought a penalty for each day of alleged violation under the Texas Health & Safety Code, the Texas Water Code, or the Texas Administrative Code. The parties agreed to a mediated settlement on December 1, 2017, which will be binding upon the entry of an Agreed Final Judgment, subject to the formal approval process of the State of Texas. Under the mediated settlement, the Company will pay $1.1 million, net of insurance recoveries. The Company denies any wrongdoing in connection with the alleged claims, and the settlement does not contain an admission of liability from the Company.

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the 2017 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended November 30, 2017.

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

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws (filed as Exhibit 3(ii) to Commercial Metals Company's Annual Report on Form 10-K for the year ended August 31, 2015 and incorporated herein by reference).

31.1	Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Mary A. Lindsey, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certification of Mary A. Lindsey, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

January 8, 2018	/s/ Mary A. Lindsey
Mary A. Lindsey
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)