Form 10-Q
period 2018-02-28
COMMERCIAL METALS CO
filed 2018-03-26
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 22, 2018, 117,004,438 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share data)	2018	2017	2018	2017
Net sales	$1,054,268	$862,298	$2,130,801	$1,715,226
Costs and expenses:
Cost of goods sold	927,101	725,051	1,860,617	1,461,590
Selling, general and administrative expenses	108,477	94,044	204,587	188,969
Interest expense	7,181	12,439	13,792	25,764
	1,042,759	831,534	2,078,996	1,676,323

Earnings from continuing operations before income taxes	11,509	30,764	51,805	38,903
Income taxes	1,728	7,772	10,153	10,225
Earnings from continuing operations	9,781	22,992	41,652	28,678

Earnings from discontinued operations before income taxes (benefit)	290	9,591	8,410	10,362
Income taxes (benefit)	(98)	2,251	3,082	2,433
Earnings from discontinued operations	388	7,340	5,328	7,929

Net earnings	$10,169	$30,332	$46,980	$36,607

Basic earnings per share attributable to CMC*
Earnings from continuing operations	$0.08	$0.20	$0.36	$0.25
Earnings from discontinued operations	—	0.06	0.05	0.07
Net earnings	$0.09	$0.26	$0.40	$0.32

Diluted earnings per share attributable to CMC*
Earnings from continuing operations	$0.08	$0.20	$0.35	$0.25
Earnings from discontinued operations	—	0.06	0.05	0.07
Net earnings	$0.09	$0.26	$0.40	$0.31

Cash dividends per share	$0.12	$0.12	$0.24	$0.24
Average basic shares outstanding	116,808,838	115,736,369	116,524,630	115,415,662
Average diluted shares outstanding	118,269,721	117,120,208	118,149,815	117,007,958
See notes to unaudited condensed consolidated financial statements.

* EPS is calculated independently for each component and may not sum to Net Earnings EPS due to rounding

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Net earnings attributable to CMC	$10,169	$30,332	$46,980	$36,607
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	11,943	9,551	14,778	(11,980)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain	14	310	25	442
Reclassification for gain included in net earnings	(74)	(330)	(180)	(520)
Net unrealized loss on derivatives	(60)	(20)	(155)	(78)
Defined benefit obligation:
Amortization of prior services	(7)	(9)	(13)	(18)
Reclassification for settlement losses	—	—	437	—
Defined benefit obligation	(7)	(9)	424	(18)
Other comprehensive income (loss)	11,876	9,522	15,047	(12,076)
Comprehensive income	$22,045	$39,854	$62,027	$24,531
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	February 28, 2018	August 31, 2017
Assets
Current assets:
Cash and cash equivalents	$195,184	$252,595
Accounts receivable (less allowance for doubtful accounts of $4,524 and $4,146)	634,721	561,411
Inventories, net	523,409	462,648
Other current assets	118,437	140,136
Assets of businesses held for sale & discontinued operations	176,287	297,110
Total current assets	1,648,038	1,713,900
Property, plant and equipment:
Land	110,053	81,570
Buildings and improvements	603,379	512,715
Equipment	1,903,905	1,720,299
Construction in process	54,587	258,109
	2,671,924	2,572,693
Less accumulated depreciation and amortization	(1,588,722)	(1,521,016)
	1,083,202	1,051,677
Goodwill	64,504	64,915
Other noncurrent assets	114,736	144,639
Total assets	$2,910,480	$2,975,131
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$247,586	$226,456
Accrued expenses and other payables	213,220	274,972
Current maturities of long-term debt	18,958	19,182
Liabilities of businesses held for sale & discontinued operations	50,561	87,828
Total current liabilities	530,325	608,438
Deferred income taxes	18,929	49,160
Other long-term liabilities	109,919	111,023
Long-term debt	799,834	805,580
Total liabilities	1,459,007	1,574,201
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,825,668 and 115,793,736 shares	1,290	1,290
Additional paid-in capital	349,454	349,258
Accumulated other comprehensive loss	(66,466)	(81,513)
Retained earnings	1,382,791	1,363,806
Less treasury stock, 12,234,996 and 13,266,928 shares at cost	(215,782)	(232,084)
Stockholders' equity attributable to CMC	1,451,287	1,400,757
Stockholders' equity attributable to noncontrolling interests	186	173
Total stockholders' equity	1,451,473	1,400,930
Total liabilities and stockholders' equity	$2,910,480	$2,975,131
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February 28,
(in thousands)	2018	2017
Cash flows from (used by) operating activities:
Net earnings	$46,980	$36,607
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	66,316	60,789
Stock-based compensation	13,338	16,156
Asset impairment	12,774	553
Deferred income taxes & other long-term taxes	(9,420)	(9,380)
Provision for losses on receivables, net	2,048	1,381
Write-down of inventories	1,296	1,205
Net (gain) loss on disposals of assets and other	518	(195)
Amortization of interest rate swaps termination gain	—	(3,798)
Changes in operating assets and liabilities	(85,063)	(91,335)
Net cash flows from operating activities	48,787	11,983

Cash flows from (used by) investing activities:
Capital expenditures	(101,028)	(90,808)
Proceeds from settlement of life insurance policies	25,000	—
Decrease in restricted cash, net	13,996	21,033
Acquisitions	(6,980)	(25,366)
Proceeds from the sale of subsidiaries	7,406	524
Proceeds from the sale of property, plant and equipment and other	631	700
Net cash flows used by investing activities	(60,975)	(93,917)

Cash flows from (used by) financing activities:
Cash dividends	(27,995)	(27,726)
Repayments on long-term debt	(10,106)	(6,148)
Stock issued under incentive and purchase plans, net of forfeitures	(7,394)	(5,408)
Contribution from noncontrolling interests	13	13
Increase (decrease) in documentary letters of credit, net	10	(5)
Net cash flows used by financing activities	(45,472)	(39,274)
Effect of exchange rate changes on cash	249	(790)
Decrease in cash and cash equivalents	(57,411)	(121,998)
Cash and cash equivalents at beginning of year	252,595	517,544
Cash and cash equivalents at end of period	$195,184	$395,546

Supplemental information:
Noncash activities:
Liabilities related to additions of property, plant and equipment	$30,374	$35,184
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2016	129,060,664	$1,290	$358,745	$(112,914)	$1,372,988	(14,425,068)	$(252,837)	$159	$1,367,431
Net earnings					36,607				36,607
Other comprehensive loss				(12,076)					(12,076)
Cash dividends ($0.24 per share)					(27,726)				(27,726)
Treasury stock acquired							—		—
Issuance of stock under incentive and purchase plans, net of forfeitures			(26,255)			1,143,176	20,498		(5,757)
Stock-based compensation			7,187						7,187
Tax benefit from stock plans									—
Contribution of noncontrolling interest								13	13
Reclassification of share-based liability awards			1,780						1,780
Reclassification of share-based equity awards			(5,439)						(5,439)
Balance, February 28, 2017	129,060,664	$1,290	$336,018	$(124,990)	$1,381,869	(13,281,892)	$(232,339)	$172	$1,362,020

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2017	129,060,664	$1,290	$349,258	$(81,513)	$1,363,806	(13,266,928)	$(232,084)	$173	$1,400,930
Net earnings					46,980				46,980
Other comprehensive income				15,047					15,047
Cash dividends ($0.24 per share)					(27,995)				(27,995)
Issuance of stock under incentive and purchase plans, net of forfeitures			(23,695)			1,031,932	16,302		(7,393)
Stock-based compensation			8,643						8,643
Contribution of noncontrolling interest								13	13
Reclassification of share-based liability awards			15,248						15,248
Reclassification of share-based equity awards									—
Balance, February 28, 2018	129,060,664	$1,290	$349,454	$(66,466)	$1,382,791	(12,234,996)	$(215,782)	$186	$1,451,473
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the fiscal year ended August 31, 2017 ("2017 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission ("SEC") and include all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of earnings, comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the audited consolidated financial statements included in the 2017 Form 10-K. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year.

Recently Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815). The ASU better aligns accounting rules with a company's risk management activities; better reflects economic results of hedging in financial statements; and simplifies hedge accounting treatment. For public companies, this standard is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. The standard must be applied to hedging relationships existing on the date of adoption, and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial statements as well as determining the Company's planned adoption date.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has modified the standard thereafter. The standard requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or longer. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and will be effective for the Company beginning September 1, 2019, at which point the Company plans to adopt the standard. The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented. The Company has a project plan in place to address the effects of ASU 2016-02 and any modifications thereafter, including evaluation of the impact of this guidance on internal processes, internal controls, and its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has modified the standard thereafter. Under the standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and will be effective for the Company beginning September 1, 2018, at which point the Company plans to adopt the standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company currently expects to adopt the standard using the modified retrospective method. The Company believes there will not be a material impact on its statement of financial position, results of operations or cash flows in its Americas Mills, Americas Recycling or International Mill segments. Upon adoption of ASU 2014-09, for certain contracts within the Americas Fabrication segment in which revenue is currently recognized over time on a percentage of completion basis using a cost-to-cost measure of progress, the measure of progress will change to an output measure to align with the pattern of transfer of control on these contracts. In addition, the standard includes expanded disclosure requirements, which the Company continues to analyze. As part of the overall evaluation of the standard, the Company is also identifying and preparing to implement changes to its accounting policies, practices, and internal controls over financial reporting to support the standard both in the transition period as well as on an on-going basis.

NOTE 2. CHANGES IN BUSINESS

Pending Acquisition

On December 29, 2017, the Company entered into a definitive purchase agreement to acquire certain U.S. rebar steel mill and fabrication assets from Gerdau S.A., a producer of long and specialty steel products in the Americas for a cash purchase price of $600.0 million, subject to customary purchase price adjustments. The acquisition includes 33 rebar fabrication facilities in the U.S. as well as steel mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California, with annual melt capacity of 2.7 million tons, bringing the Company’s global melt capacity to approximately 7.2 million tons at the close of the transaction. The closing of the transaction is expected before calendar year-end 2018 and is subject to the satisfaction or waiver of customary closing conditions, including customary regulatory review.

The Company expects to fund the purchase price for the acquisition with cash on hand, term loans, borrowings under the Credit Agreement (as defined in Note 7 to these unaudited condensed consolidated financial statements) or another credit facility, or the proceeds from an offering of one or more series of debt securities.

Businesses Held for Sale

On March 1, 2018, the Company entered into a definitive agreement to sell substantially all of the assets of its structural steel fabrication operations, which are part of the Americas Fabrication segment. This disposition does not meet the criteria for discontinued operations. The assets and liabilities related to these operations are included as assets and liabilities of businesses held for sale & discontinued operations in the unaudited condensed consolidated balance sheets for all periods presented, the major components of which are presented in the table below.

(in thousands)	February 28, 2018	August 31, 2017*
Assets:
Accounts receivable	$38,846	$38,279
Inventories, net	8,311	10,676
Other current assets	35	77
Assets of businesses held for sale & discontinued operations	$47,192	$49,032

Liabilities:
Accounts payable-trade	$15,667	$13,108
Accrued expenses and other payables	10,424	16,785
Liabilities of businesses held for sale & discontinued operations	$26,091	$29,893

* At August 31, 2017, $8.8 million of property, plant, and equipment, net of accumulated depreciation and amortization is included in other noncurrent assets on the unaudited condensed consolidated balance sheets.

Discontinued Operations

In June 2017, the Company announced a plan to exit its International Marketing and Distribution segment, including its trading operations in the U.S., Asia, and Australia. As an initial step in this plan, on August 31, 2017, the Company completed the sale of its raw materials business, CMC Cometals. Additionally, during the second quarter of fiscal 2018, the remaining operations related to the Company's steel trading business in the U.S. and Asia were substantially wound down. Finally, on March 1, 2018, the Company sold certain assets and liabilities of its Australian steel trading business. The results of these activities are included in discontinued operations in the consolidated statements of earnings for all periods presented. With the conclusion of operations in this segment, any activities carried out within the segment are no longer of ongoing significance; accordingly, segment data with respect to International Marketing and Distribution activities will no longer be reported. See Note 14, Business Segments, for further discussion of the exit of the International Marketing and Distribution segment.

The major classes of line items constituting earnings from discontinued operations in the unaudited condensed consolidated statements of earnings, which primarily relate to International Marketing and Distribution activities, are presented in the table below.

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Net sales	$139,011	$287,323	$301,122	$509,436
Costs and expenses:
Cost of goods sold	130,687	265,380	272,138	471,919
Selling, general and administrative expenses	8,034	12,350	20,660	27,180
Interest expense	—	2	(86)	(25)
Earnings before income taxes	290	9,591	8,410	10,362
Income taxes (benefit)	(98)	2,251	3,082	2,433
Earnings from discontinued operations	$388	$7,340	$5,328	$7,929

Components of the International Marketing and Distribution segment meeting the criteria for discontinued operations have been re-classified as assets and liabilities of business held for sale & discontinued operations in the unaudited condensed consolidated balance sheets for all periods presented, the major components of which are presented in the table below.

(in thousands)	February 28, 2018	August 31, 2017*
Assets:
Accounts receivable	$72,723	$106,905
Inventories, net	49,106	141,135
Other current assets	6,934	38
Property, plant and equipment, net of accumulated depreciation and amortization	332	—
Assets of businesses held for sale & discontinued operations	$129,095	$248,078

Liabilities:
Accounts payable-trade	$11,947	$42,563
Accrued expenses and other payables	12,523	15,372
Liabilities of businesses held for sale & discontinued operations	$24,470	$57,935

* Property, plant, and equipment, net of accumulated depreciation and amortization of $0.8 million at August 31, 2017 is included in other noncurrent assets on the unaudited condensed consolidated balance sheets.

There were no material operating or investing non-cash items for discontinued operations for the six months ended February 28, 2018 and 2017.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended February 28, 2018
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, November 30, 2017	$(77,943)	$1,492	$(1,891)	$(78,342)
Other comprehensive income before reclassifications	11,943	18	—	11,961
Amounts reclassified from AOCI	—	(97)	(9)	(106)
Income taxes	—	19	2	21
Net other comprehensive income (loss)	11,943	(60)	(7)	11,876
Balance, February 28, 2018	$(66,000)	$1,432	$(1,898)	$(66,466)

	Six Months Ended February 28, 2018
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2017	$(80,778)	$1,587	$(2,322)	$(81,513)
Other comprehensive income before reclassifications	14,778	31	—	14,809
Amounts reclassified from AOCI	—	(243)	656	413
Income taxes	—	57	(232)	(175)
Net other comprehensive income (loss)	14,778	(155)	424	15,047
Balance, February 28, 2018	$(66,000)	$1,432	$(1,898)	$(66,466)

	Three Months Ended February 28, 2017
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, November 30, 2016	$(133,786)	$2,128	$(2,854)	$(134,512)
Other comprehensive income before reclassifications	9,551	310	—	9,861
Amounts reclassified from AOCI	—	(330)	(9)	(339)
Net other comprehensive income (loss)	9,551	(20)	(9)	9,522
Balance, February 28, 2017	$(124,235)	$2,108	$(2,863)	$(124,990)

	Six Months Ended February 28, 2017
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2016	$(112,255)	$2,186	$(2,845)	$(112,914)
Other comprehensive income (loss) before reclassifications	(11,980)	442	—	(11,538)
Amounts reclassified from AOCI	—	(520)	(18)	(538)
Net other comprehensive loss	(11,980)	(78)	(18)	(12,076)
Balance, February 28, 2017	$(124,235)	$2,108	$(2,863)	$(124,990)

Items reclassified out of AOCI were not material for the three and six months ended February 28, 2018 and 2017, thus the corresponding line items in the unaudited condensed consolidated statements of earnings to which the items were reclassified are not presented.

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

At February 28, 2018 and August 31, 2017, under its U.S. sale of trade accounts receivable program, the Company had sold
$246.7 million and $226.9 million of trade accounts receivable, respectively, to the financial institutions. At February 28, 2018, the Company had no advance payments outstanding on the sale of its U.S. trade accounts receivable. At August 31, 2017, the Company had $90.0 million in advance payments outstanding on the sale of its U.S. trade accounts receivable.

In addition to the U.S. sale of trade accounts receivable program described above, the Company's international subsidiaries in Poland sell, and previously in Australia have sold, trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy and are removed from the consolidated balance sheets. The Polish program has a facility limit of 220.0 million Polish zloty ("PLN") ($64.2 million as of February 28, 2018) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. Under the Polish and Australian programs, the cash advances received were reflected as cash from operating activities on the Company's unaudited condensed consolidated statements of cash flows. During the first quarter of fiscal 2017, the Company's Australian program expired, and the Company did not enter into a new program.

At February 28, 2018 and August 31, 2017, under its Polish program, the Company sold $91.3 million and $79.5 million of trade accounts receivable, respectively, to the third-party financial institution. At both February 28, 2018 and August 31, 2017, the Company had no advance payments outstanding on the sales of its Polish trade accounts receivable.

During the six months ended February 28, 2018 and 2017, cash proceeds from the U.S. and international sale of trade accounts receivable programs were $1.4 million and $178.8 million, respectively, and cash payments to the owners of trade accounts receivable were $91.4 million and $183.9 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. program. Discounts on U.S. and international sales of trade accounts receivable were $0.2 million and $0.5 million for the three and six months ended February 28, 2018, respectively, and $0.2 million and $0.4 million for the three and six months ended February 28, 2017, respectively, and are included in selling, general and administrative expenses in the Company's unaudited condensed consolidated statements of earnings.

As of February 28, 2018 and August 31, 2017, the deferred purchase price on the Company's U.S. and international sale of trade accounts receivable programs was included in accounts receivable on the Company's unaudited condensed consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of trade accounts receivable programs.

	Three Months Ended February 28, 2018
(in thousands)	Total	U.S.*	Poland
Beginning balance	$293,376	$221,034	$72,342
Transfers of accounts receivable	689,004	551,757	137,247
Collections	(646,168)	(527,907)	(118,261)
Ending balance	$336,212	$244,884	$91,328
*Includes the sale of trade accounts receivable activities related to the U.S.-based operations of International Marketing and Distribution that are in discontinued operations, including transfers of trade accounts receivable of $40.6 million and collections of $105.8 million for the three months ended February 28, 2018.

	Six Months Ended February 28, 2018
(in thousands)	Total	U.S.*	Poland
Beginning balance	$215,123	$135,623	$79,500
Transfers of accounts receivable	1,345,646	1,087,650	257,996
Collections	(1,224,557)	(978,389)	(246,168)
Ending balance	$336,212	$244,884	$91,328
*Includes the sale of trade accounts receivable activities related to the U.S.-based operations of International Marketing and Distribution that are in discontinued operations, including transfers of trade accounts receivable of $136.7 million and collections of $196.0 million for the six months ended February 28, 2018.

	Three Months Ended February 28, 2017
(in thousands)	Total	U.S.*	Poland
Beginning balance	$261,521	$215,717	$45,804
Transfers of accounts receivable	643,478	561,010	82,468
Collections	(592,553)	(518,008)	(74,545)
Ending balance	$312,446	$258,719	$53,727
*Includes the sale of trade accounts receivable activities related to the U.S.-based operations of International Marketing and Distribution that are in discontinued operations, including transfers of trade accounts receivable of $128.8 million and collections of $104.5 million for the three months ended February 28, 2017.

	Six Months Ended February 28, 2017
(in thousands)	Total	U.S.*	Australia**	Poland
Beginning balance	$289,748	$212,762	$26,662	$50,324
Transfers of accounts receivable	1,200,442	1,031,155	16,914	152,373
Collections	(1,143,827)	(985,198)	(9,659)	(148,970)
Program termination	(33,917)	—	(33,917)	—
Ending balance	$312,446	$258,719	$—	$53,727
 _________________
* Includes the sale of trade accounts receivable activities related to the U.S.-based operations of International Marketing and Distribution that are in discontinued operations, including transfers of trade accounts receivable of $221.3 million and collections of $201.9 million for the six months ended February 28, 2017.

**	All Australia trade accounts receivable activities are related to discontinued operations as of February 28, 2017.

NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. The Company’s business model is such that products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, work in process inventories were not material at February 28, 2018 and August 31, 2017. At February 28, 2018 and August 31, 2017, $156.4 million and $116.8 million, respectively, of the Company's inventories were in the form of raw materials.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other*	Consolidated
Goodwill, gross
Balance at August 31, 2017	$9,751	$4,970	$57,943	$2,664	$1,982	$77,310
Acquisitions	—	—	—	—	—	—
Foreign currency translation	—	—	—	110	—	110
Impairment	—	—	(514)	—	—	(514)
Reclassification to assets of discontinued operations	—	—	—	—	(1,982)	(1,982)
Balance at February 28, 2018	$9,751	$4,970	$57,429	$2,774	$—	$74,924

Accumulated impairment losses
Balance at August 31, 2017	$(9,751)	$—	$(493)	$(169)	$(1,982)	$(12,395)
Foreign currency translation	—	—	—	(7)	—	(7)
Reclassification to assets of discontinued operations	—	—	—	—	1,982	1,982
Balance at February 28, 2018	$(9,751)	$—	$(493)	$(176)	$—	$(10,420)

Goodwill, net
Balance at August 31, 2017	$—	$4,970	$57,450	$2,495	$—	$64,915
Acquisitions	—	—	—	—	—	—
Foreign currency translation	—	—	—	103	—	103
Impairment	—	—	(514)	—	—	(514)
Balance at February 28, 2018	$—	$4,970	$56,936	$2,598	$—	$64,504

* Other relates to goodwill for the International Marketing and Distribution segment which was moved to discontinued operations during the three months ended February 28, 2018.

The total gross carrying amounts of the Company's intangible assets that are subject to amortization were $21.5 million and $19.7 million at February 28, 2018 and August 31, 2017, respectively, and are included in other noncurrent assets on the Company's unaudited condensed consolidated balance sheets. As part of the Company's purchase of substantially all of the assets of MMFX Technologies Corporation ("MMFX") during the first fiscal quarter of 2018, the Company acquired patents which were assigned a value of $7.0 million with a useful life of 7.5 years. See Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in the November 30, 2017 Quarterly Report on Form 10-Q for more information with respect to the MMFX acquisition. Intangible amortization expense from continuing operations was $0.6 million and $1.1 million for the three and six months ended February 28, 2018, respectively, and $0.7 million and $0.9 million for the three and six months ended February 28, 2017, respectively. The three and six months ended February 28, 2018 include goodwill impairment charges of $0.5 million related to the Company's sale of its structural steel fabrication assets as discussed in Note 2, Changes in Business. See Note 9, Fair Value, for further discussion related to the impairment. Excluding goodwill, there were no significant intangible assets with indefinite lives as of February 28, 2018.

NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of February 28, 2018	February 28, 2018	August 31, 2017
2027 Notes	5.375%	$300,000	$300,000
2023 Notes	4.875%	330,000	330,000
2022 Term Loan	2.909%	146,250	150,000
Other, including equipment notes		49,608	52,077
Total debt		825,858	832,077
Less debt issuance costs		7,066	7,315
Total amounts outstanding		818,792	824,762
Less current maturities		18,958	19,182
Long-term debt		$799,834	$805,580

In July 2017, the Company issued $300.0 million of 5.375% Senior Notes due July 2027 (the "2027 Notes"). Interest on the 2027 Notes is payable semiannually.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Interest on the 2023 Notes is payable semiannually.

The Company has a $350.0 million revolving credit facility pursuant to the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") and a senior secured term loan in the maximum principal amount of $150.0 million (the "2022 Term Loan"), each with a maturity date in June 2022. The 2022 Term Loan was drawn upon on July 13, 2017. The Company is required to make quarterly payments on the 2022 Term Loan equal to 1.25% of the original principal amount.  The maximum availability under the Credit Agreement, together with the 2022 Term Loan, can be increased to $750.0 million with bank approval. The Company's obligation under the Credit Agreement is collateralized by its U.S. inventory and U.S. fabrication receivables. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit.

On December 29, 2017, the Company entered into a fourth amendment to the Credit Agreement that provides a senior secured term loan B facility in the maximum principal amount of up to $600.0 million (the "Term Loan B Facility"). The Term Loan B Facility is available to fund all or a portion of the purchase price of the pending acquisition of certain assets of Gerdau S.A. (the "Contemplated Acquisition") and to pay certain fees and expenses in connection therewith. On February 21, 2018, the Company entered into a Fifth Amendment to the Fourth Amended and Restated Credit Agreement. This fifth amendment amends the Credit Agreement to provide for a coterminous delayed draw term loan A facility in the maximum aggregate principal amount of up to $200.0 million (the "2018 Term Loan"), the proceeds of which are required to be used to (i) finance the Contemplated Acquisition, (ii) repay certain existing indebtedness of Gerdau S.A. and its subsidiaries, and (iii) pay transaction fees and expenses related thereto. Once drawn, the Company is required to make quarterly payments on the 2018 Term Loan equal to 1.25% of the original principal amount. The 2018 Term Loan has a maturity date of June 2022. In connection with the 2018 Term Loan, the commitments under the Term Loan B Facility were reduced from $600.0 million to $400.0 million.

The Company had no amounts drawn under the Credit Agreement at February 28, 2018 and August 31, 2017. The availability under the Credit Agreement was reduced by outstanding letters of credit of $3.3 million and $3.0 million at February 28, 2018 and August 31, 2017, respectively.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, each as defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, each as defined in the Credit Agreement) that does not exceed 0.60 to 1.00. At February 28, 2018, the Company's interest coverage ratio was 7.63 to 1.00, and the Company's debt to capitalization ratio was 0.36 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the London Interbank Offered Rate ("LIBOR").

At February 28, 2018, the Company was in compliance with all covenants contained in its debt agreements.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

At February 28, 2018 and August 31, 2017, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 225 million ($65.7 million) and PLN 175.0 million ($49.1 million), respectively. As of February 28, 2018, the uncommitted credit facilities have expiration dates ranging from March 2018 to November 2018, which CMCP intends to renew upon expiration. At February 28, 2018 and August 31, 2017, no amounts were outstanding under these facilities. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $2.8 million and $1.3 million at February 28, 2018 and August 31, 2017, respectively. During the six months ended February 28, 2018 and 2017, CMCP had no borrowings and no repayments under its uncommitted credit facilities.

The Company capitalized $3.0 million and $6.8 million of interest in the cost of property, plant and equipment during the three and six months ended February 28, 2018, respectively, and $2.1 million and $3.7 million for the three and six months ended February 28, 2017, respectively. Cash paid for interest during the three and six months ended February 28, 2018 was $10.8 million and $20.2 million, respectively, and $24.7 million and $33.1 million during the three and six months ended February 28, 2017, respectively.
NOTE 8. DERIVATIVES AND RISK MANAGEMENT

The Company's global operations and product lines expose it to risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company's risk management program is to mitigate these risks using derivative instruments. The Company enters into (i) metal commodity futures and forward contracts to mitigate the risk of unanticipated changes in gross margin due to the volatility of the commodities' prices, and (ii) foreign currency forward contracts that match the expected settlements for purchases and sales denominated in foreign currencies.

At February 28, 2018, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $300.9 million and $55.3 million, respectively. At February 28, 2017, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $256.4 million and $36.3 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of February 28, 2018:

Commodity	Long/Short	Total
Aluminum	Long	2,650	MT
Aluminum	Short	—	MT
Copper	Long	1,009	MT
Copper	Short	5,999	MT
 _________________
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's unaudited condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three and six months ended February 28, 2018 and February 28, 2017. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the unaudited condensed consolidated statements of earnings:

		Three Months Ended February 28,		Six Months Ended February 28,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2018	2017	2018	2017
Commodity	Cost of goods sold	$(2)	$(146)	$573	$(4,775)
Foreign exchange	Cost of goods sold	(31)	(25)	(50)	(33)
Foreign exchange	SG&A expenses	(1,729)	(678)	651	3,371
Gain (loss) before income taxes		$(1,762)	$(849)	$1,174	$(1,437)

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives for the three months ended February 28,		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedge items for the three months ended February 28,
		2018	2017		2018	2017
Foreign exchange	Net sales	$8	$66	Net sales	$(8)	$(66)
Foreign exchange	Cost of goods sold	(1,323)	(1,693)	Cost of goods sold	1,323	1,693
Gain (loss) before income taxes		$(1,315)	$(1,627)		$1,315	$1,627

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives for the six months ended February 28,		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedge items for the six months ended February 28,
		2018	2017		2018	2017
Foreign exchange	Net sales	$(229)	$44	Net sales	$229	$(44)
Foreign exchange	Cost of goods sold	2,025	(607)	Cost of goods sold	(2,025)	607
Gain (loss) before income taxes		$1,796	$(563)		$(1,796)	$563

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in AOCI (in thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Commodity	$—	$118	$—	$217
Foreign exchange	14	192	25	225
Gain (loss), net of income taxes	$14	$310	$25	$442

Refer to Note 3, Accumulated Other Comprehensive Income (Loss), of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the effective portion of derivatives designated as cash flow hedging instruments reclassified from AOCI.

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's unaudited condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at February 28, 2018 and August 31, 2017. The fair value of the Company's derivative instruments on the unaudited condensed consolidated balance sheets was as follows:

Derivative Assets (in thousands)	February 28, 2018	August 31, 2017
Commodity — not designated for hedge accounting	$1,070	$767
Foreign exchange — designated for hedge accounting	936	81
Foreign exchange — not designated for hedge accounting	2,851	1,286
Derivative assets (other current assets)*	$4,857	$2,134

Derivative Liabilities (in thousands)	February 28, 2018	August 31, 2017
Commodity — not designated for hedge accounting	$289	$3,251
Foreign exchange — designated for hedge accounting	671	1,549
Foreign exchange — not designated for hedge accounting	868	3,710
Derivative liabilities (accrued expenses and other payables)*	$1,828	$8,510
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of February 28, 2018, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months. All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 28, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$144,904	$144,904	$—	$—
Commodity derivative assets (2)	1,070	1,070		—
Foreign exchange derivative assets (2)	3,787	—	3,787	—
Liabilities:
Commodity derivative liabilities (2)	289	289	—	—
Foreign exchange derivative liabilities (2)	1,539	—	1,539	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$43,553	$43,553	$—	$—
Commodity derivative assets (2)	767	767	—	—
Foreign exchange derivative assets (2)	1,367	—	1,367	—
Liabilities:
Commodity derivative liabilities (2)	3,251	3,251	—	—
Foreign exchange derivative liabilities (2)	5,259	—	5,259	—
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

In connection with the sale of assets related to the Company's structural steel fabrication operations, the Company recorded an impairment charge of $12.1 million during the second quarter of fiscal 2018. The signed definitive asset sale agreement (Level 2) was the basis for the determination of fair value of these operations. There were no other material non-recurring fair value remeasurements during the three and six months ended February 28, 2018 and 2017.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the unaudited condensed consolidated balance sheets were as follows:

		February 28, 2018		August 31, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$303,600	$300,000	$314,286
2023 Notes (1)	Level 2	330,000	339,847	330,000	340,052
2022 Term Loan (2)	Level 2	146,250	146,250	150,000	150,000
_________________
(1) The fair value of the notes is determined based on indicated market values.
(2) The 2022 Term Loan contains variable interest rates and its carrying value approximates fair value.
NOTE 10. INCOME TAX

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act ("TCJA") which, among other provisions, reduced the federal corporate tax rate to 21.0% effective January 1, 2018. Due to the Company’s August 31st fiscal year end, this provision will result in a blended statutory U.S. tax rate of 25.7% for fiscal 2018 and a 21.0% statutory U.S. tax rate beginning September 1, 2018.

Accounting Standards Codification ("ASC") 740 requires the change in tax law to be accounted for in the period of enactment. Due to complexities involved in accounting for the TCJA, the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 118 provides a measurement period, which should not extend beyond one year from the date of enactment, to complete the accounting under ASC 740. The Company recognized additional income tax expense of $10.6 million during the three months ended February 28, 2018 for the effects of those provisions of the TCJA for which amounts are reasonably estimable, including (i) recognition of the one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries with associated foreign tax credits, in order to transition from a worldwide system with deferral to a territorial-style tax system, and (ii) the remeasurement of the Company’s deferred tax balances as of February 28, 2018 to the lower statutory rates. These provisions of the TCJA, as well as a 100% bonus depreciation for qualified assets acquired and placed in service after September 27, 2017, resulted in a $52.3 million reduction to the Company’s net deferred tax liabilities. The impacts of the legislation on the Company’s tax expense and/or the Company’s deferred tax balances may differ from these estimates, possibly materially, and may be adjusted accordingly over the SAB 118 measurement period.

The Company’s current analysis of the following provisions of the TCJA resulted in minimal or no impact on the Company’s financial statements, and as a result, the Company did not record any associated tax expense or benefit as of February 28, 2018: (i) the new tax on global intangible low-taxed income, (ii) the new tax on foreign-derived intangible income, (iii) the base erosion anti-abuse tax, (iv) deductibility limitations on performance-based compensation, (v) deductibility limitations on business interest under Section 163(j) and (vi) deductibility limitations on meal and entertainment related expenses. The Company will continue to evaluate the effect of these provisions and adjust its financial statements if necessary as new information becomes available.

The Company's effective income tax rate from continuing operations for the three and six months ended February 28, 2018 was 15.0% and 19.6%, respectively, compared with 25.3% and 26.3% for the three and six months ended February 28, 2017, respectively. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. Several factors determine the Company's effective tax rate, including the mix and amount of global earnings, the impact of loss companies for which no tax benefit is available due to valuation allowances, audit related adjustments, and the impact of permanent tax adjustments.

For the three and six months ended February 28, 2018, the Company's effective tax rate was lower than the blended U.S. statutory income tax rate of 25.7%. The statutory rate for fiscal 2018 was revised during the current reporting period due to the TCJA discussed above. Items that impacted the effective tax rate included:

i.	the one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries with associated foreign tax credits as a result of the TCJA;

ii.	the remeasurement of the Company’s deferred tax balances to the applicable reduced statutory income tax rates as a result of the TCJA;

iii.	a permanent tax benefit related to a worthless stock deduction from the reorganization and exit of the steel trading business headquartered in the United Kingdom;

iv.	the proportion of the Company's global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%;

v.	a permanent tax benefit recorded under ASU 2016-09 for stock awards that vested during the first and second quarters of fiscal 2018; and

vi.	a non-taxable gain on assets related to the Company's non-qualified Benefits Restoration Plan ("BRP").

For the three and six months ended February 28, 2017, the Company's effective tax rate was lower than the U.S. statutory income tax rate of 35%. Items that impacted the effective tax rate included:

i.	the proportion of the Company's global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%;

ii.	a permanent tax benefit under Section 199 of the Internal Revenue Code related to domestic production activity;

iii.	a non-taxable gain on assets related to the Company's non-qualified BRP; and

iv.	losses from operations in certain jurisdictions in which the Company maintains a valuation allowance, thus providing no benefit for such losses.

For the three months ended February 28, 2018, the Company's income tax benefit from discontinued operations was immaterial. For the six months ended February 28, 2018, the Company’s effective income tax rate from discontinued operations of 36.6% was greater than the blended U.S. statutory income tax rate of 25.7% primarily as a result of state taxes imposed on income earned by the Company’s steel trading operations headquartered in the U.S.

For each of the three and six months ended February 28, 2017, the Company’s effective income tax rate from discontinued operations of 23.5% was less than the U.S. statutory income tax rate of 35% primarily due to pre-tax income earned in foreign jurisdictions that benefit from group loss sharing provisions. Such losses, which carry a full valuation allowance, are utilized to absorb current period income earned in foreign jurisdictions; thus, there is no associated tax expense or benefit.

The Company made net cash payments of $7.7 million and $11.8 million for income taxes during the six months ended February 28, 2018 and 2017, respectively.

As of February 28, 2018 and August 31, 2017, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $9.3 million, exclusive of interest and penalties.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense. For the three and six months ended February 28, 2018, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending February 28, 2019, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits may decrease by approximately $9.3 million, which would reduce the provision for income taxes by $9.3 million.

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
Foreign — 2011 and forward

During the fiscal year ended August 31, 2016, the Company completed an IRS exam for the years 2009 through 2011 and received confirmation from the United States Congress Joint Committee on Taxation that all matters were settled with the exception of R&D credits, which are still under review. In addition, the Company is under examination by certain state revenue authorities for the years 2009 through 2015. Management believes the Company's recorded income tax liabilities as of February 28, 2018 sufficiently reflect the anticipated outcome of these examinations.

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

During the six months ended February 28, 2018 and 2017, the Company granted the following awards under its stock-based compensation plans:

	2018		2017
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity Method	1,201	$20.71	916	$16.04
Liability Method	323	N/A	915	N/A

During the three and six months ended February 28, 2018, the Company recorded expense of $1.4 million and $1.7 million for mark-to-market adjustments on liability awards, compared to expense of $0.8 million and $4.7 million recorded for the three and six months ended February 28, 2017, which includes the impact of the modification of certain restricted stock and performance stock units that occurred during the first quarter of fiscal 2017. As of February 28, 2018, the Company had 777 thousand equivalent shares accounted for under the liability method outstanding. The Company expects 741 thousand equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which is mainly included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of earnings:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Stock-based compensation expense	$8,557	$7,911	$13,338	$16,156

NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations for the three and six months ended February 28, 2018 and February 28, 2017 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share data)	2018	2017	2018	2017
Earnings from continuing operations attributable to CMC	$9,781	$22,992	$41,652	$28,678

Basic earnings per share:
Shares outstanding for basic earnings per share	116,808,838	115,736,369	116,524,630	115,415,662

Basic earnings per share attributable to CMC	$0.08	$0.20	$0.36	$0.25

Diluted earnings per share:
Shares outstanding for basic earnings per share	116,808,838	115,736,369	116,524,630	115,415,662
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,460,883	1,383,839	1,625,185	1,592,296
Shares outstanding for diluted earnings per share	118,269,721	117,120,208	118,149,815	117,007,958

Diluted earnings per share attributable to CMC	$0.08	$0.20	$0.35	$0.25

CMC had no shares that were anti-dilutive for all periods presented.

CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of CMC common stock. During the six months ended February 28, 2018 and 2017, CMC did not repurchase any shares of CMC common stock. CMC had remaining authorization to repurchase $27.6 million shares of common stock at February 28, 2018.
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
The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites (none of which are owned by the Company) and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both February 28, 2018 and August 31, 2017, the Company had accrued $0.7 million for estimated cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. As of both February 28, 2018 and August 31, 2017, total environmental liabilities, including with respect to CERCLA sites, were $4.3 million, of which $2.1 million was classified as other long-term liabilities. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
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
NOTE 14. BUSINESS SEGMENTS

The Company's operating segments earn revenues and incur expenses for which discrete financial information is available. Operating results for the operating segments are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segments and to assess performance. The Company's chief operating decision maker is identified as the Chief Executive Officer. Operating segments are aggregated for reporting purposes when the operating segments are identified as similar in accordance with the basic principles and aggregation criteria in the accounting standards. The Company's reporting segments are based primarily on product lines and secondarily on geographic area. The reporting segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

The Company structures its business into the following four reporting segments: Americas Recycling, Americas Mills, Americas Fabrication, and International Mill. See Note 1, Nature of Operations, of the audited consolidated financial statements included in the 2017 Form 10-K for more information about the reporting segments, including the types of products and services from which each reporting segment derives its net sales. During the second quarter of fiscal 2018, the Company substantially completed the exit of the International Marketing and Distribution segment. See Note 2, Changes in Business, for further information. Certain components of the International Marketing and Distribution segment which were wound down in prior periods, including the Company's steel trading operations based in the United Kingdom, did not meet the criteria for discontinued operations and are included in continuing operations for all periods presented. Such activities are included in the results of Corporate and Other, and are immaterial for the three and six months ended February 28, 2018. Corporate and Other also contains earnings or losses on assets and liabilities related to the BRP assets and short-term investments as well as expenses of the Company's corporate headquarters and interest expense related to its long-term debt.

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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended February 28, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$265,432	$262,703	$310,199	$211,484	$4,450	$—	$1,054,268
Intersegment sales	55,195	163,184	2,774	281	—	(221,434)	—
Net sales	320,627	425,887	312,973	211,765	4,450	(221,434)	1,054,268
Adjusted operating profit (loss) from continuing operations	12,238	31,536	(27,117)	24,490	(22,361)	100	18,886

	Six Months Ended February 28, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$539,769	$509,436	$640,751	$431,696	$9,149	$—	$2,130,801
Intersegment sales	100,199	329,969	5,001	546	—	(435,715)	—
Net sales	639,968	839,405	645,752	432,242	9,149	(435,715)	2,130,801
Adjusted operating profit (loss) from continuing operations	22,230	72,300	(31,900)	47,927	(43,034)	(1,472)	66,051
Total assets as of February 28, 2018*	298,470	1,032,112	671,142	511,140	695,856	(441,740)	2,766,980

	Three Months Ended February 28, 2017
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$188,502	$220,607	$301,382	$134,472	$17,335	$—	$862,298
Intersegment sales	34,826	155,986	2,444	180	—	(193,436)	—
Net sales	223,328	376,593	303,826	134,652	17,335	(193,436)	862,298
Adjusted operating profit (loss) from continuing operations	7,788	51,319	507	9,484	(25,112)	(582)	43,404

	Six Months Ended February 28, 2017
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$342,864	$423,938	$636,659	$269,004	$42,761	$—	$1,715,226
Intersegment sales	57,172	299,820	5,566	391	641	(363,590)	—
Net sales	400,036	723,758	642,225	269,395	43,402	(363,590)	1,715,226
Adjusted operating profit (loss) from continuing operations	2,734	88,268	7,218	19,546	(51,895)	(795)	65,076
Total assets as of August 31, 2017*	240,371	933,022	683,609	464,428	687,984	(327,883)	2,681,531
 _________________
* Excludes total assets from discontinued operations of $143.5 million at February 28, 2018 and $293.6 million at August 31, 2017.

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Earnings from continuing operations	$9,781	$22,992	$41,652	$28,678
Income taxes	1,728	7,772	10,153	10,225
Interest expense	7,181	12,439	13,792	25,764
Discounts on sales of accounts receivable	196	201	454	409
Adjusted operating profit from continuing operations	$18,886	$43,404	$66,051	$65,076

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
RESULTS OF OPERATIONS SUMMARY

Business Overview

As a vertically integrated organization, we manufacture, recycle, and market steel and metal products, related materials and services through a network of facilities that includes four electric arc furnace ("EAF") mini mills, two EAF micro mills, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses, and metal recycling facilities in the United States ("U.S.") and Poland. Our operations are conducted through the following business segments: Americas Recycling, Americas Mills, Americas Fabrication, and International Mill. See Note 2, Changes in Business, and Note 14, Business Segments, for additional information regarding our exit of the International Marketing and Distribution segment.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations. In the table below, we have included financial measures that were not derived in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Refer to the information and reconciliations in the section entitled "Non-GAAP Financial Measures" at the end of this Item 2 of this Quarterly Report on Form 10-Q.

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except per share data)	2018	2017	2018	2017
Net sales*	$1,054,268	$862,298	$2,130,801	$1,715,226
Earnings from continuing operations	9,781	22,992	41,652	28,678
Adjusted operating profit from continuing operations+	18,886	43,404	66,051	65,076
Adjusted EBITDA from continuing operations+	64,876	73,651	144,143	125,640
Adjusted earnings from continuing operations+	31,018	22,992	67,198	28,678
Diluted net earnings per share attributable to CMC	0.09	0.26	0.40	0.31
 _________________
* Excludes divisions classified as discontinued operations.
+ Non-GAAP financial measure.

Net sales from continuing operations for the three and six months ended February 28, 2018 increased 22% and 24%, respectively, compared to the same periods for fiscal 2017. The increase in net sales is largely attributable to increased global investment in infrastructure, spurred by improvement in the construction and energy sectors, which has led to an environment of increased pricing of raw materials, including scrap prices. This increase in scrap prices has favorably impacted quarter-over-quarter and year-over-year average selling prices in our Americas Recycling, Americas Mills, and International Mill segments. Our Americas Fabrication segment, however, has been adversely impacted by this increase in scrap prices, as projects coming out of our backlog at lower selling prices are not keeping pace with increased input and production costs.

During the second quarter of fiscal 2018, our EAF micro mill in Durant, Oklahoma was placed into service and limited commercial production commenced, the results of which are included in our Americas Mills segment.

We have incurred certain costs throughout fiscal 2018 related to the pending acquisition of certain rebar assets of Gerdau S.A. Such costs have been reflected in the quarter and year-to-date results of our Corporate and Other segment. Our second quarter of fiscal 2018 results also reflect the estimated discrete impact that the TCJA will have on our net earnings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased $14.4 million for the three months ended February 28, 2018 and increased $15.6 million for the six months ended February 28, 2018, in each case compared to the corresponding periods in fiscal 2017. The three and six months ended February 28, 2018 include impairment charges of $12.0 million and $12.1 million, respectively, primarily related to the sale of our structural steel fabrication operations, as discussed in Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additionally, there were increases in professional services related expenses, primarily as a result of acquisition-related activities, for the three and six months ended February 28, 2018 of $5.6 million and $7.1 million, respectively. Partially offsetting these increased expenses for the three and six months ended February 28, 2018 was a decrease in employee-related expenses of $0.5 million and $4.7 million, respectively.

Interest Expense

Interest expense for the three and six months ended February 28, 2018 decreased $5.3 million and $12.0 million, respectively, compared to the three and six months ended February 28, 2017. The decrease was due to a $9.2 million reduction resulting from the refinancing activities that occurred during fiscal 2017, in addition to a year-over-year increase of $3.0 million in capitalized interest costs, primarily related to construction of our micro mill in Durant, Oklahoma.

Income Taxes

The provisions of the recently enacted TCJA, discussed in Note 10, Income Tax, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, require a one-time U.S. toll charge related to undistributed earnings of non-U.S. subsidiaries. While this toll charge generally reduces the U.S. tax burden on future distributions from non-U.S. subsidiaries, other global income tax considerations, such as non-US income and withholding taxes, are relevant as it pertains to the taxation of earnings in our non-U.S. subsidiaries. With respect to such earnings, we intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries.

Our effective income tax rate from continuing operations for the three and six months ended February 28, 2018 was 15.0% and 19.6%, respectively, compared with 25.3% and 26.3% for the three and six months ended February 28, 2017, respectively. The decrease in our effective income tax rate from continuing operations is largely attributable to the remeasurement of the Company’s deferred tax balances to the applicable reduced statutory income tax rates as a result of the TCJA, a permanent tax benefit related to a reorganization of certain international operations and a permanent tax benefit recorded under ASU 2016-09 for stock awards that vested during the first and second quarters of fiscal 2018. See Note 10, Income Tax, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for further discussion of the TCJA. Our effective income tax rates were also impacted by state and local taxes as well as earnings or losses from foreign jurisdictions. State and local taxes are generally consistent over time, while the composition of domestic and foreign earnings can create larger fluctuations in our effective tax rate.

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

Americas Recycling

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Net sales	$320,627	$223,328	$639,968	$400,036
Adjusted operating profit	12,238	7,788	22,230	2,734

Average selling price (per short ton)
Ferrous	$285	$245	$271	$216
Nonferrous	2,345	2,057	2,275	1,940

Short tons shipped (in thousands)
Ferrous	560	421	1,149	826
Nonferrous	63	53	129	102
Total	623	474	1,278	928

Net sales for the three and six months ended February 28, 2018 increased $97.3 million, or 44%, and $239.9 million, or 60%, respectively, compared to the corresponding periods in fiscal 2017. The increase in net sales for the three months ended February 28, 2018 was due to increases in average ferrous and nonferrous selling prices of $40 and $288 per short ton, respectively, coupled with increases in ferrous and nonferrous tons shipped of 33% and 19%, respectively, in each case compared to the corresponding period in fiscal 2017. The increase in net sales for the six months ended February 28, 2018 was due to increases in average ferrous and nonferrous selling prices of $55 and $335 per short ton, respectively, coupled with increases in ferrous and nonferrous tons shipped of 39% and 26%, respectively, in each case compared to the corresponding period in fiscal 2017. The quarter-over-quarter and year-over-year increases in tons shipped resulted from strong scrap demand due to increased domestic steel mill capacity utilization, an improved pricing environment across many commodities, and an increase in our internal capacity as a result of our acquisition of seven recycling facilities during the third quarter of fiscal 2017, which accounted for approximately 75% of the total year-over-year increase.

Adjusted operating profit for the three and six months ended February 28, 2018 was $12.2 million and $22.2 million, respectively, compared to adjusted operating profit of $7.8 million and $2.7 million for the three and six months ended February 28, 2017. On a quarterly basis, the year-over-year change was primarily due to a 10% and 26% increase in average ferrous and nonferrous metal margins, respectively, compared to the corresponding period in fiscal 2017. The improvement in adjusted operating profit for the six months ended February 28, 2018 as compared to the same period in fiscal 2017 was primarily due to an 18% increase in ferrous metal margin. For both periodic comparisons, the improved shipping volumes, primarily ferrous shipments, also contributed to the improved adjusted operating profit. For the three and six months ended February 28, 2018, repairs and maintenance cost per ton shipped were 22% higher, mostly driven by the timing of routine maintenance, which was more than offset by decreases in per ton shipped freight expenses, and employee-related costs, due to efficiency and cost control measures in this segment, in each case, compared to the first six months of fiscal 2017.

Americas Mills

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Net sales	$425,887	$376,593	$839,405	$723,758
Adjusted operating profit	31,536	51,319	72,300	88,268

Average price (per short ton)
Total sales	$571	$524	$561	$511
Cost of ferrous scrap utilized	288	245	272	223
Metal margin	283	279	289	288

Short tons (in thousands)
Melted	663	656	1,318	1,271
Rolled	598	631	1,200	1,220
Shipped	684	658	1,361	1,293

Net sales for the three and six months ended February 28, 2018 increased $49.3 million, or 13%, and $115.6 million, or 16%, respectively, compared to the corresponding period in fiscal 2017. The increase in net sales for the three and six months ended February 28, 2018 was due to an increase in average selling price of $47 and $50 per short ton, respectively, largely driven by selling price increases in response to the increased scrap prices described above. Also contributing to increased net sales were 4% and 5% increases in tons shipped in the three and six months ended February 28, 2018, respectively, compared to the corresponding period in fiscal 2017, as a result of improved demand from both the service center industry and construction spending.

Adjusted operating profit for the three and six months ended February 28, 2018 decreased $19.8 million and $16.0 million, respectively, compared to the corresponding period in fiscal 2017. Adjusted operating profit for the three and six months ended February 28, 2018 includes start-up costs related to our new micro mill in Durant, Oklahoma of approximately $8.6 million and $11.6 million, respectively. Other items adversely impacting adjusted operating profit during the second quarter and the first six months of fiscal 2018, compared to the same periods in fiscal 2017, were increases in manufacturing costs due to inflationary pressures for electrodes, alloys, and higher utility costs due to extreme cold weather in certain of our locations during the second fiscal quarter of 2018.

Americas Fabrication

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Net sales	$312,973	$303,826	$645,752	$642,225
Adjusted operating (loss) profit	(27,117)	507	(31,900)	7,218

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar and other	$799	$756	$788	$769

Short tons shipped (in thousands)
Rebar and other	241	253	506	526

Net sales for the three and six months ended February 28, 2018 increased $9.1 million, or 3%, and $3.5 million, or 1%, respectively, compared to the corresponding periods in fiscal 2017. The increase in net sales for the three months and six months ended February 28, 2018 was primarily due to improvements in average selling prices offset by reduced shipments, in each case, compared to the corresponding period in fiscal 2017.

For the three and six months ended February 28, 2018, adjusted operating loss was $27.1 million and $31.9 million, respectively, compared to adjusted operating profit of $0.5 million and $7.2 million in the corresponding periods in fiscal 2017. Included in adjusted operating loss for the three and six months ended February 28, 2018 was an impairment charge of approximately $12.1 million related to the pending sale of our structural steel fabrication business, which is expected to close during the third quarter of fiscal 2018. Also impacting the period-over-period change for both the three and six months ended February 28, 2018, was a

9% and 16% reduction, respectively, in average rebar fabrication metal margin, driven by the lag in our fabrication project backlog whereby sales prices were not keeping pace with increasing raw material costs. In addition, shipments in the current fiscal year quarter and year-to-date periods were lower than the corresponding periods in the prior year, contributing to the adjusted operating loss in both respective periods as compared to similar periods in the prior fiscal year.

International Mill

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Net sales	$211,765	$134,652	$432,242	$269,395
Adjusted operating profit	24,490	9,484	47,927	19,546

Average price (per short ton)
Total sales	$578	$402	$546	$399
Cost of ferrous scrap utilized	324	229	311	215
Metal margin	254	173	235	184

Short tons (in thousands)
Melted	393	332	748	686
Rolled	321	309	657	622
Shipped	346	313	746	629

Net sales for the three and six months ended February 28, 2018 increased $77.1 million, or 57%, and $162.8 million, or 60%, respectively, compared to the corresponding periods in fiscal 2017. Increased construction activity in Europe has created strong market demand throughout the region, resulting in an increase in average selling prices of 44% and 37% for the three and six months ended February 28, 2018, respectively. The increase in net sales for the three and six months ended February 28, 2018 also reflects favorable foreign currency translation impacts of approximately $35.0 million and $53.7 million, respectively, due to the weakening of the U.S. dollar in relation to the Polish zloty.

Adjusted operating profit for the three and six months ended February 28, 2018 increased $15.0 million and $28.4 million, respectively, compared to the corresponding periods in fiscal 2017. The increases in adjusted operating profit for the three and six months ended February 28, 2018 resulted from increases of 47% and 28%, respectively, in average metal margin compared to the corresponding periods in fiscal 2017. Metal margin expansion occurred across all product lines during the first half of fiscal 2018, as increased selling prices have outpaced average cost increases, particularly for higher-margin merchant products. Partially offsetting these increases in adjusted operating profit were increases in per ton employee-related costs of 26% and 12% for the three and six months ended February 28, 2018, respectively, as compared to the same period in fiscal 2017. Additionally, changes in the U.S. dollar relative to the Polish zloty resulted in increases of approximately $3.6 million and $5.5 million of this segment's adjusted operating profit for the three and six months ended February 28, 2018, respectively.

Corporate and Other

Corporate adjusted operating loss decreased $2.8 million and $8.9 million for the three and six months ended February 28, 2018, respectively, compared to the corresponding periods in fiscal 2017. Such decreases for the three and six months ended February 28, 2018 were primarily the result of a $2.1 million and $2.3 million reduction, respectively, in depreciation expense, and a $1.2 million and $8.8 million decrease, respectively, in employee-related expenses, in each case compared to the three and six months ended February 28, 2017. Additionally, adjusted operating profit for the three and six months ended February 28, 2018 was positively impacted by net favorable market increases of $3.0 million and $2.6 million, respectively, related to our BRP assets and liabilities, compared to the three and six months ended February 28, 2017. Partially offsetting the reduced costs were increases during the three and six months ended February 28, 2018 of $5.7 million and $7.9 million, respectively, in professional services that are primarily a result of acquisition-related activities, as compared to the three and six months ended February 28, 2017.

Also impacting our year-over-year change in adjusted operating profit was the impact of prior year operating results of certain operations related to our former International Marketing and Distribution segment which did not meet the criteria for discontinued operations, and are now included in our results of Corporate and Other, as discussed in Note 14, Business Segments. These results had an immaterial impact on adjusted operating profit for the three and six months ended February 28, 2018. For the three and six months ended February 28, 2017, these operations had adjusted operating losses totaling $2.1 million and $2.9 million, respectively.

DISCONTINUED OPERATIONS DATA

See Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding discontinued operations.
OUTLOOK

In the U.S., the recent tax reform legislation should provide confidence in the underlying growth of the economy, while the President's recent proclamations under Section 232 of the Trade Expansion Act of 1962, as amended, providing for additional import duties for steel mill and aluminum products, effective March 23, 2018, on the basis of national security, should ensure that we face a level playing field against imported rebar and merchant bar products. At our International Mill, we anticipate that the very strong market conditions will continue in Poland. We have well positioned CMC to take advantage of these markets for the second half of our fiscal 2018.

We are completing the exit of our International Marketing and Distribution business and plan to utilize the proceeds to both strengthen our balance sheet as well as invest in our core steel manufacturing segments. We anticipate our Durant, Oklahoma facility will operate near its 350,000 tons per year capacity by the end of fiscal 2018, and we are working on our integration plans for the announced acquisition of certain U.S. rebar steel mill and fabrication assets from Gerdau S.A. We look forward to completing the closing conditions over the coming months and when the transaction closes, we see significant opportunity for cost synergies and value creation for our customers and shareholders.
LIQUIDITY AND CAPITAL RESOURCES

See Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

While we believe the lending institutions participating in our credit arrangements are financially capable, it is important to note that the banking and capital markets periodically experience volatility that may limit our ability to raise capital in a cost efficient manner. Additionally, our financing costs associated with raising capital may be affected by changes to our credit rating made by any rating agency.

The table below reflects our sources, facilities and availability of liquidity as of February 28, 2018:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$195,184	$195,184
Notes due from 2023 to 2027	630,000	*
Revolving credit facility	350,000	346,728
U.S. receivables sale facility	200,000	147,765
2022 Term Loan	146,250	—
International accounts receivable sales facilities	58,401	58,401
Bank credit facilities — uncommitted	65,701	62,910
Other, including equipment notes	49,608	*
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

Our foreign operations generated approximately 24% of our net sales during the second quarter of fiscal 2018, and as a result, our foreign operations had cash and cash equivalents of approximately $42.2 million at February 28, 2018. See the "Income Taxes" section under "Results of Operations Summary" within this Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion regarding our undistributed earnings of our non-U.S. subsidiaries. Historically, our U.S. operations have generated the majority of our cash, which has been used to fund the cash needs of our U.S. operations as well as our foreign operations. Additionally, our U.S. operations have access to the $350.0 million credit facility described in Note 7, Credit Arrangements, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and the $200.0 million sale of accounts receivable program described below.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 21% of total receivables at February 28, 2018.

For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 4, Sales of Accounts Receivable, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. Our U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our U.S. sale of accounts receivable program contains covenants that are consistent with the covenants contained in the Credit Agreement (as defined in Note 7, Credit Arrangements) to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Stock Repurchase Program

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of shares of CMC common stock. As of February 28, 2018, the approximate value of shares of CMC common stock that may yet be purchased under this program is $27.6 million. We may repurchase shares from time to time for cash in the open market or privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated at any time without prior notice. We did not purchase any shares of CMC common stock during the three and six months ended February 28, 2018 and 2017.

Pending Acquisition

On December 29, 2017, we entered into a definitive purchase agreement to acquire certain U.S. rebar steel mill and fabrication assets from Gerdau S.A., see Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information. The Company expects to fund the purchase price for the acquisition with cash on hand, term loans, borrowings under the Credit Agreement (as defined in Note 7 to these condensed unaudited financial statements) or another credit facility, or the proceeds from an offering of one or more series of debt securities.

In connection with our entry into the purchase agreement, on December 29, 2017, we entered into a commitment letter with Bank of America, Merrill Lynch, Pierce, Fenner & Smith Incorporated and certain other commitment parties named therein (the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide a senior secured term loan B facility in the aggregate principal amount of up to $600.0 million to fund all or a portion of the purchase price for the acquisition and pay certain fees and expenses in connection therewith (the “Term Loan B Facility”). In addition, on February 21, 2018, we entered into a Fifth Amendment to our Credit Agreement to provide for an incremental coterminous delayed draw term loan A facility in the aggregate principal amount of up to $200.0 million (the “2018 Term Loan”), the proceeds of which are required to be used to fund the Contemplated Acquisition, repay certain existing indebtedness of Gerdau S.A. in connection with the acquisition and pay transaction fees and expenses related thereto. As a result of the entry into the 2018 Term Loan, the aggregate principal amount of the commitments under the Term Loan B Facility were subsequently reduced from $600.0 million to $400.0 million.

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

Net cash flows from operating activities increased $36.8 million for the six months ended February 28, 2018, compared to the six months ended February 28, 2017. Year-over-year cash flows from operating activities increased as a result of improved earnings after taking into consideration the non-cash charges, as compared to the six months ended February 28, 2017. Our cash flows from changes in operating assets and liabilities ("working capital") included a $90.0 million repayment of advance payments outstanding on our sale of trade accounts receivable program that was outstanding at August 31, 2017, which was largely offset by increased net working capital inflows related to the exit of the International Marketing and Distribution segment during the first half of fiscal 2018. For continuing operations, days sales outstanding improved by 2 days and days sales in inventory improved by 7 days compared to the six months ended February 28, 2017.

Investing Activities
Net cash flows used by investing activities decreased $32.9 million for the six months ended February 28, 2018 as compared to the six months ended February 28, 2017. The reduction in net cash outflows was largely due to proceeds of $25.0 million from the settlement of certain life insurance policies received during the second quarter of fiscal 2018. Additional items impacting year-over-year changes in cash used by investing activities include decreased cash outflows in fiscal 2018 of $18.4 million related to acquisitions, and increased outflows for capital spending in fiscal 2018 of $10.2 million, primarily related to our new micro mill in Durant, Oklahoma, in each case compared to the six months ended February 28, 2017.

We expect our total capital expenditures for fiscal 2018 to be between $175 million and $225 million. We expect that our capital spending will be funded from internally generated capital. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net year-over-year cash flows used by financing activities during fiscal 2018 increased by $6.2 million compared to the six months ended February 28, 2017. The increase was primarily due to increased outflows of $4.0 million related to repayments of long term debt during fiscal 2018, including required minimum principal payments associated with the 2022 Term Loan (as defined in Note 7, Credit Arrangements to these unaudited condensed consolidated financial statements). We regularly evaluate the use of our cash in efforts to maximize total shareholder return, including debt repayment, capital deployment, share repurchases and dividends.

We anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements, including our scheduled debt repayments, payments for our contractual obligations, capital expenditures, working capital needs, share repurchases, dividends and other prudent uses of our capital, such as future acquisitions. However, in the event of sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate steps to obtain sufficient additional funds.

CONTRACTUAL OBLIGATIONS

There were no material changes to our obligations and commitments from the information provided in the 2017 Form 10-K. Our estimated contractual obligations for the twelve months ending February 28, 2019 are approximately $508.8 million and primarily consist of expenditures incurred in connection with normal revenue producing activities.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2018, we had committed $25.1 million under these arrangements, of which $3.3 million reduced availability under the Credit Agreement.
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

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Earnings from continuing operations	$9,781	$22,992	$41,652	$28,678
Income taxes	1,728	7,772	10,153	10,225
Interest expense	7,181	12,439	13,792	25,764
Discounts on sales of accounts receivable	196	201	454	409
Adjusted operating profit from continuing operations	$18,886	$43,404	$66,051	$65,076

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

There were no net earnings attributable to noncontrolling interests during the three and six months ended February 28, 2018 and 2017.

Reconciliations of earnings from continuing operations to adjusted EBITDA from continuing operations are provided below:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2018	2017	2018	2017
Earnings from continuing operations	$9,781	$22,992	$41,652	$28,678
Interest expense	7,181	12,439	13,792	25,764
Income taxes	1,728	7,772	10,153	10,225
Depreciation and amortization	34,050	30,357	65,949	60,494
Impairment charges	12,136	91	12,597	479
Adjusted EBITDA from continuing operations	$64,876	$73,651	$144,143	$125,640

Adjusted Earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP financial measure that is equal to earnings from continuing operations before acquisition and integration costs, mill operational start-up costs, certain material impairment losses, gains and losses related to debt restructuring, loss on debt extinguishment and severance expenses, including the estimated income tax effects thereof. Additionally, we adjust adjusted earnings from continuing operations for the effects of the TCJA. Adjusted earnings from continuing operations should not be considered as an alternative to earnings from continuing operations or any other performance measure derived in accordance with GAAP. However, we believe that adjusted earnings from continuing operations provides relevant and useful information to investors as it allows: (i) a supplemental measure of our ongoing core performance and (ii) the assessment of period-to-period performance trends. Management uses adjusted earnings from continuing operations to evaluate our financial performance. Adjusted earnings from continuing operations may be inconsistent with similar measures presented by other companies. Adjusted earnings from continuing operations per diluted share is defined as adjusted earnings from continuing operations on a diluted per share basis.

A reconciliation of earnings from continuing operations to adjusted earnings from continuing operations is provided below:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	2/28/2018	2/28/2017	2/28/2018	2/28/2017

Earnings from continuing operations	$9,781	$22,992	$41,652	$28,678

Acquisition and integration related costs	5,905	—	9,625	—
Mill operational start-up costs	8,651	—	11,560	—
Asset impairments	12,136	—	12,136	—
Total adjustments (pre-tax)	$26,692	$—	$33,321	$—

Related tax effects on adjustments	$(6,855)	$—	$(9,175)	$—
TCJA impact	10,600	—	10,600	—
International reorganization	(9,200)	—	(9,200)	—
Total tax impact	$(5,455)	$—	$(7,775)	$—

Adjusted earnings from continuing operations	$31,018	$22,992	$67,198	$28,678

Adjusted earnings from continuing operations per diluted share	$0.26	$0.20	$0.57	$0.25

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws, with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies provided by our recent acquisitions, demand for our products, steel margins, the ability to operate our mills at full capacity, future supplies of raw materials and energy for our operations, share repurchases, legal proceedings, renewing the credit facilities of our Polish subsidiary, the reinvestment of undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, our new Oklahoma micro mill, estimated contractual obligations, the planned acquisition of substantially all of the U.S. rebar fabrication facilities and the steel mini mills located in or around Rancho Cucamonga, California, Jacksonville, Florida, Sayreville, New Jersey and Knoxville, Tennessee currently owned by Gerdau S.A. and certain of its subsidiaries (collectively, the “Business”) and the timing and financing thereof, the ability to obtain regulatory approvals and meet other closing conditions for the planned acquisition of the Business, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Quarterly Report on Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference into this Quarterly Report on Form 10-Q, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Some of the important factors that could cause actual results to differ materially from our expectations include the following:

•	changes in economic conditions which affect demand for our products or construction activity generally, and the impact of such changes on the highly cyclical steel industry;

•	rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices;

•	excess capacity in our industry, particularly in China, and product availability from competing steel mills and other steel suppliers including import quantities and pricing;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;

•	involvement in various environmental matters that may result in fines, penalties or judgments;

•	potential limitations in our or our customers' abilities to access credit and non-compliance by our customers with our contracts;

•	activity in repurchasing shares of our common stock under our repurchase program;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	our ability to successfully identify, consummate, and integrate acquisitions and the effects that acquisitions may have on our financial leverage;

•
risks associated with acquisitions generally, such as the inability to obtain, or delays in obtaining, required approvals under applicable antitrust legislation and other regulatory and third party consents and approvals;

•	potential volatility in the capital markets and its impact on the ability to complete the proposed financing necessary to pay the purchase price for the Business;

•	failure to retain key management and employees of the Business;

•
issues or delays in the successful integration of the Business’ operations with those of the Company, including the inability to substantially increase utilization of the Business' steel mini mills, and incurring or experiencing unanticipated costs and/or delays or difficulties;

•
difficulties or delays in the successful transition of the Business to the information technology systems of the Company as well as risks associated with other integration or transition of the operations, systems and personnel of the Business;

•	future levels of revenues being lower than expected and costs being higher than expected;

•	failure or inability to implement growth strategies in a timely manner;

•	unfavorable reaction to the acquisition of the Business by customers, competitors, suppliers and employees;

•	impact of goodwill impairment charges;

•	impact of long-lived asset impairment charges;

•	currency fluctuations;

•	global factors, including political uncertainties and military conflicts;

•	availability of electricity, electrodes and natural gas for mill operations;

•	our ability to hire and retain key executives and other employees;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	information technology interruptions and breaches in data security;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials and other items over which we exert little influence, including scrap metal, energy, insurance and supply prices;

•	unexpected equipment failures;

•	our ability to realize the anticipated benefits of our investment in our new micro mill in Durant, Oklahoma;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	impacts from the TCJA;

•	increased costs related to health care reform legislation; and

•	those factors listed under Part I, Item 1A, Risk Factors, included in the 2017 Form 10-K.
You should refer to the “Risk Factors” section of this Form 10-Q and our periodic and current reports filed with the SEC for specific risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $0.5 million compared to August 31, 2017. Forward contracts denominated in Polish zloty with a U.S. dollar functional currency and forward contracts denominated in Euro with a Polish zloty functional currency decreased $26.0 million and $40.4 million, respectively, compared to August 31, 2017. Partially offsetting these decreases, forward contracts denominated in Australian dollars with a U.S. dollar functional currency increased $52.3 million compared to August 31, 2017.

The Company's total commodity contract commitments decreased $4.0 million, or 7%, compared to August 31, 2017.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended February 28, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the 2017 Form 10-K.

Recently enacted U.S. tax legislation may adversely affect our business, results of operations, financial condition and cash flow.

On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the TCJA, following its passage by the United States Congress. The TCJA makes significant changes to U.S. federal income tax laws, including changing the corporate tax rate to a flat 21% rate, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, and making extensive changes to the U.S. international tax system. We continue to analyze the effects of this new legislation on our business, results of operations, financial condition and cash flow. The final impact of these new rules is uncertain and could be adverse.

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

We believe the downward pressure on, and periodically depressed levels of, U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. While some tariffs and quotas are periodically put into effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., there is no assurance that tariffs and quotas will always be levied, even if otherwise justified, and even when imposed many of these are short-lived and/or ineffective. For example, on March 8, 2018, President Trump signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite amount of time under Section 232 of the Trade Expansion Act of 1962. The tariff will be imposed on all steel imports with the exception of steel imported from Canada, Mexico and Australia, and the administration is considering exemption requests from other countries. We expect that this tariff, while in effect, will discourage steel imports from non-exempt countries. However, we do not yet have sufficient information to evaluate in detail the possible impact of this tariff on our operations or results. When this or other tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

Excess capacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries. Such protectionism could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to the Pending Acquisition of Assets from Gerdau S.A.

We may not be able to successfully or timely complete the pending acquisition of assets from Gerdau S.A.

On December 29, 2017, we entered into a definitive purchase agreement to acquire certain U.S. rebar steel mill and fabrication assets from Gerdau S.A., a producer of long and specialty steel products in the Americas for a cash purchase price of $600.0 million, subject to customary purchase price adjustments. We expect the acquisition to close before the end of calendar year 2018, subject to customary closing conditions. However, there can be no assurance that the acquisition will be completed or on what terms it may be completed.

There are a number of risks and uncertainties relating to the acquisition. For example, the acquisition may not be completed, or may not be completed in the time frame, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure to satisfy one or more of the conditions to closing. There can be no assurance that the conditions to closing of the acquisition of the acquired businesses will be satisfied or waived or that other events will not intervene to delay or result in the failure to close such acquisition.

The consummation of the acquisition is subject to, among other things, review and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On March 16, 2018, we received a request for additional information and documentary material, often referred to as a “second request,” from the United States Federal Trade Commission (“FTC”) pursuant to the HSR Act. Issuance of a second request is a standard part of the regulatory approval process for transactions similar to the acquisition. The effect of the second request is to extend the waiting period under the HSR Act until 30 days after all parties to the purchase agreement have substantially complied with the second request, unless the waiting period is terminated earlier by the FTC or the parties voluntarily extend the time for closing.

In addition, both we and the sellers have the ability to terminate the purchase agreement under certain circumstances. Failure to complete the acquisition would prevent us from realizing the anticipated benefits of such acquisition. We would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees, and we could become liable to the sellers if the purchase agreement is terminated under certain circumstances for a termination fee equal to $40.0 million. In addition, the market price of our common stock may reflect various market assumptions as to whether the acquisition will be completed. Consequently, the completion of, the failure to complete, or any delay in the closing of the acquisition could result in a significant change in the market price of our common stock.

We may not generate sufficient financing to fund the purchase price for the acquisition.

We expect to fund the purchase price for the acquisition with cash on hand, term loans, borrowings under the revolving credit facility under the Credit Agreement or another credit facility and/or proceeds from an offering of one or more debt securities. In connection with our entry into the purchase agreement, on December 29, 2017, we entered into a commitment letter with the Commitment Parties, pursuant to which the Commitment Parties agreed to provide the Term Loan B Facility in the aggregate principal amount of up to $600.0 million to fund all or a portion of the purchase price for the acquisition and pay certain fees and expenses in connection therewith. In addition, on February 21, 2018, we entered into a Fifth Amendment to our Credit Agreement to provide for the 2018 Term Loan to allow us to borrow up to $200.0 million, the proceeds of which are required to be used to fund the acquisition, repay certain existing indebtedness of the sellers in connection with the acquisition and pay transaction fees and expenses related thereto. As a result of the entry into the 2018 Term Loan, the aggregate principal amount of the commitments under the Term Loan B Facility were subsequently reduced from $600.0 million to $400.0 million.

There can be no assurance that the foregoing transactions, or any other financing transactions that we may pursue, will generate sufficient funds to finance the acquisition. The obligations of the Commitment Parties to provide financing under the Term Loan B Facility and the obligations of the lenders under the 2018 Term Loan are each subject to a number of customary conditions, and we cannot assure you that we will be able to satisfy the conditions under the Term Loan B Facility or the 2018 Term Loan. The closing of the acquisition is not conditioned on our ability to obtain sufficient financing to consummate the acquisition.

We have incurred significant transaction costs in connection with the acquisition that could adversely affect our results of operations.

Whether or not we complete the acquisition, we have incurred, and will continue to incur, significant transaction costs in connection with the acquisition, including payment of certain fees and expenses incurred in connection with the acquisition. We also expect we will incur fees and expenses with any related financing transactions. Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Furthermore, we may incur material severance expenses and restructuring charges in connection with the acquisition, which may adversely affect our operating results following the closing of such acquisition in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. A delay in closing, or a failure to complete the acquisition, could have a negative impact on our business and on the trading price of shares of our common stock.

We may fail to realize all of the anticipated benefits of the acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the acquired businesses.

Our ability to realize the anticipated benefits of the acquisition will depend, to a large extent, on our ability to integrate the acquired businesses, which is a complex, costly and time-consuming process. The nature of a carve-out acquisition makes it inherently more difficult to assume operations upon closing of the acquisition and to integrate activities, as certain systems, processes and employees may not all be transferred with the acquired businesses to support such activities. As a result, we will be required to devote significant management attention and resources to integrate our business practices and operations with those of the acquired businesses. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquired businesses could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

In addition, the integration of the acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses and loss of customers and other business relationships. Additional integration challenges include:

•	diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition;

•	difficulties in the integration of operations and systems;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in attracting and retaining key personnel;

•	the impact of potential liabilities we may be inheriting from the acquired businesses; and

•	coordinating a geographically dispersed organization.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations and result in us becoming subject to litigation. In addition, even if the acquired businesses are integrated successfully, the full anticipated benefits of the acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in our earnings per share, decrease or delay the expected accretive effect of the acquisition and negatively impact the price of shares of our common stock. As a result, it cannot be assured that the acquisition will result in the realization of the full anticipated benefits and potential synergies.

The pendency of the acquisition could adversely affect our business, financial results and operations.

The announcement and pendency of the acquisition could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers and employees. In addition, we have diverted, and will continue to divert, significant management resources to complete the acquisition, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations.

If the acquisition is completed, the acquired businesses may underperform relative to our expectations.

Following completion of the acquisition, we may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and the acquired businesses have achieved or might achieve separately. Our failure to do so could have a material adverse effect on our financial condition and results of operations. The business and financial performance of the acquired businesses are subject to certain risks and uncertainties.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended February 28, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Discontinued Operations

The other information presented below is being filed as a result of the retrospective presentation and disclosure requirements for discontinued operations. The Company will be required to reflect these changes in presentation and disclosure for all periods presented in future filings with the SEC. The summarized information below includes changes to the Company’s results from continuing operations for the fiscal years ended August 31, 2017, 2016 and 2015, due to the Company's decision to sell certain assets and liabilities of its Australian steel trading business and wind down the Company's steel trading business in the U.S. and Asia. The results of these activities are included in discontinued operations. See Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. This information is intended to assist investors in making comparisons of the Company’s historical financial information with future financial information. The reported financial information set forth below has been revised to conform to the current presentation.

The below Condensed Consolidated Statements of Earnings for the fiscal years ended August 31, 2017, 2016 and 2015 were adjusted to reflect the revised presentation of our operating results due to the Company’s decision to classify the Company's steel trading business in the U.S., Australia, and Asia as discontinued operations.

	Year Ended August 31,
(in thousands, except share data)	2017	2016	2015
Net sales	$3,844,069	$3,596,068	$4,452,026
Costs and expenses:
Cost of goods sold	3,322,711	3,021,862	3,893,113
Selling, general and administrative expenses	387,354	383,748	381,078
Loss on debt extinguishment	22,672	11,480	—
Impairment of assets	1,730	40,028	9,839
Interest expense	44,151	62,973	73,316
	3,778,618	3,520,092	4,357,346
Earnings from continuing operations before income taxes	65,451	75,976	94,680
Income taxes	15,276	13,976	36,097
Earnings from continuing operations	50,175	62,000	58,583

Earnings (loss) from discontinued operations before income taxes	(9,840)	(8,735)	31,171
Income taxes (benefit)	(5,996)	(1,497)	10,311
Earnings (loss) from discontinued operations	(3,844)	(7,238)	20,860

Net earnings	$46,332	$54,762	$79,443

Basic earnings (loss) per share attributable to CMC:
Earnings from continuing operations	$0.43	$0.54	$0.50
Earnings (loss) from discontinued operations	(0.03)	(0.06)	0.18
Net earnings	$0.40	$0.48	$0.68

Diluted earnings (loss) per share attributable to CMC*:
Earnings from continuing operations	$0.43	$0.53	$0.50
Earnings (loss) from discontinued operations	(0.03)	(0.06)	0.18
Net earnings	$0.39	$0.47	$0.67

*EPS is calculated independently for each component and may not sum to Net Earnings EPS due to rounding.

ITEM 6.	EXHIBITS

2.1
Stock and Asset Purchase Agreement, dated as of December 29, 2017, by and among Commercial Metals Company, CMC Steel Fabricators, Inc., CMC Steel US, LLC, GNA Financing, Inc., Gerdau Ameristeel US, Inc., Gerdau Ameristeel Sayreville Inc. and Gerdau Ameristeel WC, Inc. (filed as Exhibit 2.1 to Commercial Metals Company’s Current Report on Form 8-K filed January 2, 2018 and incorporated herein by reference).

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

10.1
Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 29, 2017, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K filed January 2, 2018 and incorporated herein by reference).

10.2
Joinder Agreement and Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated February 21, 2018, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K filed February 23, 2018 and incorporated herein by reference).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

March 26, 2018	/s/ Mary A. Lindsey
Mary A. Lindsey
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)