Form 10-Q
period 2018-05-31
COMMERCIAL METALS CO
filed 2018-06-27
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 25, 2018, 117,014,019 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2018	2017	2018	2017
Net sales	$1,204,484	$1,044,713	$3,335,285	$2,759,939
Costs and expenses:
Cost of goods sold	1,035,914	896,277	2,896,531	2,357,867
Selling, general and administrative expenses	101,422	93,415	306,009	282,384
Interest expense	11,511	12,448	25,303	38,212
	1,148,847	1,002,140	3,227,843	2,678,463

Earnings from continuing operations before income taxes	55,637	42,573	107,442	81,476
Income taxes	13,312	11,006	23,465	21,231
Earnings from continuing operations	42,325	31,567	83,977	60,245

Earnings (loss) from discontinued operations before income taxes (benefit)	(3,389)	9,325	5,021	19,687
Income taxes (benefit)	(1,029)	1,626	2,052	4,059
Earnings (loss) from discontinued operations	(2,360)	7,699	2,969	15,628

Net earnings	$39,965	$39,266	$86,946	$75,873

Basic earnings (loss) per share*
Earnings from continuing operations	$0.36	$0.27	$0.72	$0.52
Earnings (loss) from discontinued operations	(0.02)	0.07	0.03	0.14
Net earnings	$0.34	$0.34	$0.74	$0.66

Diluted earnings (loss) per share*
Earnings from continuing operations	$0.36	$0.27	$0.71	$0.51
Earnings (loss) from discontinued operations	(0.02)	0.07	0.03	0.13
Net earnings	$0.34	$0.34	$0.74	$0.65

Cash dividends per share	$0.12	$0.12	$0.36	$0.36
Average basic shares outstanding	117,111,799	115,886,372	116,722,504	115,574,289
Average diluted shares outstanding	118,254,791	117,205,369	118,050,864	117,087,341
See notes to unaudited condensed consolidated financial statements.

* EPS is calculated independently for each component and may not sum to Net Earnings EPS due to rounding

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2018	2017	2018	2017
Net earnings	$39,965	$39,266	$86,946	$75,873
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(26,434)	27,109	(11,656)	15,129
Reclassification for translation loss realized upon liquidation of investment in foreign entity	1,328	968	1,328	968
Foreign currency translation adjustment	(25,106)	28,077	(10,328)	16,097
Net unrealized gain (loss) on derivatives:
Unrealized holding gain	13	254	38	696
Reclassification for gain included in net earnings	(56)	(333)	(236)	(853)
Net unrealized loss on derivatives	(43)	(79)	(198)	(157)
Defined benefit obligation:
Amortization of prior services	(7)	(9)	(20)	(27)
Reclassification for settlement losses	—	—	437	—
Defined benefit obligation	(7)	(9)	417	(27)
Other comprehensive income (loss)	(25,156)	27,989	(10,109)	15,913
Comprehensive income	$14,809	$67,255	$76,837	$91,786
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	May 31, 2018	August 31, 2017
Assets
Current assets:
Cash and cash equivalents	$600,444	$252,595
Accounts receivable (less allowance for doubtful accounts of $4,648 and $4,146)	678,343	561,411
Inventories, net	595,231	462,648
Other current assets	109,656	140,136
Assets of businesses held for sale & discontinued operations	11,282	297,110
Total current assets	1,994,956	1,713,900
Property, plant and equipment, net	1,074,357	1,051,677
Goodwill	64,316	64,915
Other noncurrent assets	111,864	144,639
Total assets	$3,245,493	$2,975,131
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$241,584	$226,456
Accrued expenses and other payables	247,635	274,972
Current maturities of long-term debt	19,874	19,182
Liabilities of businesses held for sale & discontinued operations	2,843	87,828
Total current liabilities	511,936	608,438
Deferred income taxes	30,760	49,160
Other long-term liabilities	110,792	111,023
Long-term debt	1,139,103	805,580
Total liabilities	1,792,591	1,574,201
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,014,019 and 115,793,736 shares	1,290	1,290
Additional paid-in capital	347,744	349,258
Accumulated other comprehensive loss	(91,622)	(81,513)
Retained earnings	1,408,715	1,363,806
Less treasury stock, 12,046,645 and 13,266,928 shares at cost	(213,411)	(232,084)
Stockholders' equity attributable to CMC	1,452,716	1,400,757
Stockholders' equity attributable to noncontrolling interests	186	173
Total stockholders' equity	1,452,902	1,400,930
Total liabilities and stockholders' equity	$3,245,493	$2,975,131
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
(in thousands)	2018	2017
Cash flows from (used by) operating activities:
Net earnings	$86,946	$75,873
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	99,443	93,049
Stock-based compensation	18,247	19,716
Asset impairment	14,265	622
Deferred income taxes & other long-term taxes	5,829	(2,538)
Provision for losses on receivables, net	2,193	856
Net gain on disposals of subsidiaries, assets and other	(1,578)	(343)
Write-down of inventories	1,358	1,820
Amortization of interest rate swaps termination gain	—	(5,698)
Changes in operating assets and liabilities	(135,058)	(164,443)
Net cash flows from operating activities	91,645	18,914

Cash flows from (used by) investing activities:
Capital expenditures	(144,268)	(162,082)
Proceeds from the sale of subsidiaries	75,483	—
Proceeds from settlement of life insurance policies	25,000	—
Decrease in restricted cash, net	23,592	7,492
Acquisitions	(6,980)	(54,425)
Proceeds from the sale of property, plant and equipment and other	6,315	1,884
Net cash flows used by investing activities	(20,858)	(207,131)

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	350,000	—
Cash dividends	(42,036)	(41,619)
Repayments on long-term debt	(15,382)	(8,775)
Stock issued under incentive and purchase plans, net of forfeitures	(9,836)	(5,516)
Debt issuance costs	(5,254)	—
Proceeds from New Markets Tax Credit transactions	—	2,141
Increase in documentary letters of credit, net	18	569
Contribution from noncontrolling interests	13	14
Net cash flows from (used by) financing activities	277,523	(53,186)
Effect of exchange rate changes on cash	(461)	(363)
Increase (decrease) in cash and cash equivalents	347,849	(241,766)
Cash and cash equivalents at beginning of year	252,595	517,544
Cash and cash equivalents at end of period	$600,444	$275,778

Supplemental information:
Noncash activities:
Liabilities related to additions of property, plant and equipment	$28,252	$31,024
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2016	129,060,664	$1,290	$358,745	$(112,914)	$1,372,988	(14,425,068)	$(252,837)	$159	$1,367,431
Net earnings					75,873			—	75,873
Other comprehensive income				15,913					15,913
Cash dividends ($0.36 per share)					(41,619)				(41,619)
Issuance of stock under incentive and purchase plans, net of forfeitures			(26,269)			1,153,396	20,670		(5,599)
Stock-based compensation			9,731						9,731
Contribution of noncontrolling interest								14	14
Reclassification of share-based liability awards			1,780						1,780
Reclassification of share-based equity awards			(5,439)						(5,439)
Balance, May 31, 2017	129,060,664	$1,290	$338,548	$(97,001)	$1,407,242	(13,271,672)	$(232,167)	$173	$1,418,085

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2017	129,060,664	$1,290	$349,258	$(81,513)	$1,363,806	(13,266,928)	$(232,084)	$173	$1,400,930
Net earnings					86,946			—	86,946
Other comprehensive loss				(10,109)					(10,109)
Cash dividends ($0.36 per share)					(42,037)				(42,037)
Issuance of stock under incentive and purchase plans, net of forfeitures			(28,509)			1,220,283	18,673		(9,836)
Stock-based compensation			11,747						11,747
Contribution of noncontrolling interest								13	13
Reclassification of share-based liability awards			15,248						15,248
Balance, May 31, 2018	129,060,664	$1,290	$347,744	$(91,622)	$1,408,715	(12,046,645)	$(213,411)	$186	$1,452,902
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 and will be effective for the Company beginning September 1, 2018. The Company plans to early adopt ASU 2016-18 in the fourth quarter of fiscal 2018. The provisions of this guidance are to be applied using a retrospective approach, which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230).  ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017, with early adoption permitted.  The Company plans to adopt ASU 2016-15 no later than the required adoption date of September 1, 2018. The provisions of this guidance are to be adopted retrospectively.  The Company is continuing to evaluate the impact this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has modified the standard thereafter. The standard requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or longer. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and will be effective for the Company beginning September 1, 2019, at which point the Company plans to adopt the standard. The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented. The Company has a project plan in place to address the effects of ASU 2016-02 and any modifications thereafter, including evaluation of the impact of this guidance on internal processes and systems, internal controls, and its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has modified the standard thereafter. Under the standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and will be effective for the Company beginning September 1, 2018, at which point the Company plans to adopt the standard. The standard permits the use of either the retrospective or cumulative effect transition method. The Company currently expects to adopt the standard using the modified retrospective method. Upon adoption of ASU 2014-09, for certain contracts within the Americas

Fabrication segment in which revenue is currently recognized on a percentage of completion basis using a cost-to-cost measure of progress, the measure of progress will change to an output measure to align with the pattern of transfer of control on these contracts. In addition, the standard includes expanded disclosure requirements, which the Company continues to analyze. The Company believes the adoption of this standard will not have a material impact on its statement of financial position, results of operations or cash flows. As part of the overall evaluation of the standard, the Company is also identifying and preparing to implement changes to its accounting policies, practices, and internal controls over financial reporting to support the standard both in the transition period as well as on an on-going basis.
NOTE 2. CHANGES IN BUSINESS

Pending Acquisition

On December 29, 2017, the Company entered into a definitive purchase agreement to acquire certain U.S. rebar steel mill and fabrication assets from Gerdau S.A. (the "Business"), a producer of long and specialty steel products in the Americas for a cash purchase price of $600.0 million, subject to customary purchase price adjustments. The acquisition includes 33 rebar fabrication facilities in the U.S. as well as steel mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California, with annual melt capacity of 2.7 million tons, bringing the Company’s global melt capacity to approximately 7.2 million tons at the close of the transaction. The closing of the transaction is expected before calendar year-end 2018 and is subject to the satisfaction or waiver of customary closing conditions, including customary regulatory review.

The Company expects to fund the purchase price for the acquisition, including related fees and expenses, with proceeds from the offering of the 2026 Notes (as defined in Note 7, Credit Arrangements), together with the proceeds from the incurrence of a new term loan under the Company's existing Credit Agreement (as defined in Note 7, Credit Arrangements) and cash on hand.

Dispositions and Businesses Held for Sale

During the third quarter of fiscal 2018, the Company sold substantially all of the assets of its structural steel fabrication operations, which were part of the Americas Fabrication segment. This disposition did not meet the criteria for discontinued operations. As a result of the disposition, during the nine months ended May 31, 2018, the Company recognized impairment charges of $13.0 million, of which $0.9 million was recognized during the third quarter of fiscal 2018. The assets and liabilities related to these operations were included as assets and liabilities of businesses held for sale & discontinued operations in the condensed consolidated balance sheet at August 31, 2017, and consisted of the following:

(in thousands)	August 31, 2017*
Assets:
Accounts receivable	$38,279
Inventories	10,676
Other current assets	77
Assets of businesses held for sale & discontinued operations	$49,032

Liabilities:
Accounts payable-trade	$13,108
Accrued expenses and other payables	16,785
Liabilities of businesses held for sale & discontinued operations	$29,893
_________________
* At August 31, 2017, $8.8 million of property, plant, and equipment, net of accumulated depreciation and amortization was included in other noncurrent assets on the consolidated balance sheets.

Discontinued Operations

In June 2017, the Company announced a plan to exit its International Marketing and Distribution segment, including its trading operations in the U.S., Asia, and Australia. As an initial step in this plan, on August 31, 2017, the Company completed the sale of its raw materials business, CMC Cometals. Additionally, during the second quarter of fiscal 2018, the remaining operations related to the Company's steel trading business in the U.S. and Asia were substantially wound down. Finally, during the third quarter of fiscal 2018, the Company sold certain assets and liabilities of its Australian steel trading business, resulting in an overall transaction loss, including selling costs, of $5.3 million. Such loss was primarily due to impairment charges related to accumulated foreign currency translation, $4.2 million of which the Company recorded during fiscal 2017. The results of these activities are included in discontinued operations in the unaudited condensed consolidated statements of earnings for all periods presented. With the conclusion of operations in this segment, any activities carried out within the segment are no longer of ongoing significance; accordingly, segment data with respect to International Marketing and Distribution activities will no longer be reported. See Note 14, Business Segments, for further discussion of the exit of the International Marketing and Distribution segment.

The major classes of line items constituting earnings from discontinued operations in the unaudited condensed consolidated statements of earnings, which primarily relate to International Marketing and Distribution activities, are presented in the table below.

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2018	2017	2018	2017
Net sales	$3,262	$337,903	$304,384	$847,338
Costs and expenses:
Cost of goods sold	4,233	312,917	276,371	784,836
Selling, general and administrative expenses	2,418	15,740	23,078	42,919
Interest expense	—	(79)	(86)	(104)
Earnings (loss) before income taxes	(3,389)	9,325	5,021	19,687
Income taxes (benefit)	(1,029)	1,626	2,052	4,059
Earnings (loss) from discontinued operations	$(2,360)	$7,699	$2,969	$15,628

There were no material operating or investing non-cash items for discontinued operations for the nine months ended May 31, 2018 and 2017.

Components of the International Marketing and Distribution segment meeting the criteria for discontinued operations have been re-classified as assets and liabilities of business held for sale & discontinued operations in the unaudited condensed consolidated balance sheets for all periods presented, the major components of which are presented in the table below.

(in thousands)	May 31, 2018	August 31, 2017*
Assets:
Accounts receivable	$6,954	$106,905
Inventories, net	—	141,135
Other current assets	4,111	38
Property, plant and equipment, net	217	—
Assets of businesses held for sale & discontinued operations	$11,282	$248,078

Liabilities:
Accounts payable-trade	$—	$42,563
Accrued expenses and other payables	2,843	15,372
Liabilities of businesses held for sale & discontinued operations	$2,843	$57,935

_________________
* Property, plant, and equipment, net of accumulated depreciation and amortization of $0.8 million at August 31, 2017 was included in other noncurrent assets on the unaudited condensed consolidated balance sheets.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended May 31, 2018
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, February 28, 2018	$(66,000)	$1,432	$(1,898)	$(66,466)
Other comprehensive income (loss) before reclassifications	(26,434)	16	—	(26,418)
Amounts reclassified from AOCI	1,328	(70)	(9)	1,249
Income taxes	—	11	2	13
Net other comprehensive (loss)	(25,106)	(43)	(7)	(25,156)
Balance, May 31, 2018	$(91,106)	$1,389	$(1,905)	$(91,622)

	Nine Months Ended May 31, 2018
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2017	$(80,778)	$1,587	$(2,322)	$(81,513)
Other comprehensive income (loss) before reclassifications	(11,656)	47	—	(11,609)
Amounts reclassified from AOCI	1,328	(314)	647	1,661
Income taxes (benefit)	—	69	(230)	(161)
Net other comprehensive income (loss)	(10,328)	(198)	417	(10,109)
Balance, May 31, 2018	$(91,106)	$1,389	$(1,905)	$(91,622)

	Three Months Ended May 31, 2017
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, February 28, 2017	$(124,235)	$2,108	$(2,863)	$(124,990)
Other comprehensive income before reclassifications	27,109	368	—	27,477
Amounts reclassified from AOCI	968	(459)	(11)	498
Income taxes	—	12	2	14
Net other comprehensive income (loss)	28,077	(79)	(9)	27,989
Balance, May 31, 2017	$(96,158)	$2,029	$(2,872)	$(97,001)

	Nine Months Ended May 31, 2017
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2016	$(112,255)	$2,186	$(2,845)	$(112,914)
Other comprehensive income before reclassifications	15,129	926	—	16,055
Amounts reclassified from AOCI	968	(1,090)	(33)	(155)
Income taxes	—	7	6	13
Net other comprehensive income (loss)	16,097	(157)	(27)	15,913
Balance, May 31, 2017	$(96,158)	$2,029	$(2,872)	$(97,001)

Items reclassified out of AOCI were not material for the three and nine months ended May 31, 2018 and 2017, thus the corresponding line items in the unaudited condensed consolidated statements of earnings to which the items were reclassified are not presented.

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

At May 31, 2018 and August 31, 2017, under its U.S. sale of trade accounts receivable program, the Company had sold $272.9 million and $226.9 million of trade accounts receivable, respectively, to the financial institutions. At May 31, 2018, the Company had no advance payments outstanding on the sale of its U.S. trade accounts receivable. At August 31, 2017, the Company had $90.0 million in advance payments outstanding on the sale of its U.S. trade accounts receivable.

In addition to the U.S. sale of trade accounts receivable program described above, the Company's international subsidiaries in Poland sell, and previously in Australia have sold, trade accounts receivable to financial institutions without recourse. These arrangements constitute true sales, and once the trade accounts receivable are sold, they are no longer available to the Company's creditors in the event of bankruptcy and are removed from the consolidated balance sheets. The Polish program has a facility limit of 220.0 million Polish zloty ("PLN") ($59.6 million as of May 31, 2018) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. Under the Polish and Australian programs, the cash advances received were reflected as cash from operating activities on the Company's unaudited condensed consolidated statements of cash flows. During the first quarter of fiscal 2017, the Company's Australian program expired, and the Company did not enter into a new program.

At May 31, 2018 and August 31, 2017, under its Polish program, the Company sold $79.3 million and $79.5 million of trade accounts receivable, respectively, to the third-party financial institution. At May 31, 2018, the Company had $18.1 million of advance payments outstanding on the sales of its Polish trade accounts receivable. At August 31, 2017, there were no advance payments outstanding under the Polish program.

During the nine months ended May 31, 2018 and 2017, cash proceeds from the U.S. and international sale of trade accounts receivable programs were $145.5 million and $246.0 million, respectively, and cash payments to the owners of trade accounts receivable were $217.4 million and $250.3 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. program. Discounts on U.S. and international sales of trade accounts receivable were $0.3 million and $0.7 million for the three and nine months ended May 31, 2018, respectively, and $0.2 million and $0.7 million for the three and nine months ended May 31, 2017, respectively, and are included in selling, general and administrative expenses in the Company's unaudited condensed consolidated statements of earnings.

As of May 31, 2018 and August 31, 2017, the deferred purchase price on the Company's U.S. and international sale of trade accounts receivable programs was included in accounts receivable on the Company's unaudited condensed consolidated balance sheets. The following tables summarize the activity of the deferred purchase price receivables for the U.S. and international sale of trade accounts receivable programs.

	Three Months Ended May 31, 2018
(in thousands)	Total	U.S.	Poland
Beginning balance	$336,212	$244,884	$91,328
Transfers of accounts receivable	770,596	653,801	116,795
Collections	(774,154)	(627,271)	(146,883)
Ending balance	$332,654	$271,414	$61,240

	Nine Months Ended May 31, 2018
(in thousands)	Total	U.S.	Poland
Beginning balance	$215,123	$135,623	$79,500
Transfers of accounts receivable	2,116,243	1,741,451	374,792
Collections	(1,998,712)	(1,605,660)	(393,052)
Ending balance	$332,654	$271,414	$61,240

	Three Months Ended May 31, 2017
(in thousands)	Total	U.S.*	Poland
Beginning balance	$312,446	$258,719	$53,727
Transfers of accounts receivable	777,104	671,429	105,675
Collections	(725,336)	(626,182)	(99,154)
Ending balance	$364,214	$303,966	$60,248
 _________________
* Includes the sale of trade accounts receivable activities related to discontinued operations, including transfers of trade accounts receivable of $144.1 million and collections of $134.0 million, for the three months ended May 31, 2017.

	Nine Months Ended May 31, 2017
(in thousands)	Total	U.S.*	Australia**	Poland
Beginning balance	$289,748	$212,762	$26,662	$50,324
Transfers of accounts receivable	1,977,546	1,702,584	16,914	258,048
Collections	(1,869,163)	(1,611,380)	(9,659)	(248,124)
Program termination	(33,917)	—	(33,917)	—
Ending balance	$364,214	$303,966	$—	$60,248
 _________________
* Includes the sale of trade accounts receivable activities related to discontinued operations, including transfers of trade accounts receivable of $354.5 million and collections of $325.7 million, for the nine months ended May 31, 2017.

**	Includes collections of $3.7 million and program termination of $1.6 million related to discontinued operations and businesses sold, for the nine months ended May 31, 2017.
NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. Work in process inventories were not material at May 31, 2018 and August 31, 2017. At May 31, 2018 and August 31, 2017, $177.6 million and $116.8 million, respectively, of the Company's inventories were in the form of raw materials.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other*	Consolidated
Goodwill, gross
Balance, August 31, 2017	$9,751	$4,970	$57,943	$2,664	$1,982	$77,310
Foreign currency translation	—	—	—	(90)	—	(90)
Impairment	—	—	(514)	—	—	(514)
Reclassification to assets of discontinued operations	—	—	—	—	(1,982)	(1,982)
Balance, May 31, 2018	$9,751	$4,970	$57,429	$2,574	$—	$74,724

Accumulated impairment losses
Balance, August 31, 2017	$(9,751)	$—	$(493)	$(169)	$(1,982)	$(12,395)
Foreign currency translation	—	—	—	5	—	5
Reclassification to assets of discontinued operations	—	—	—	—	1,982	1,982
Balance, May 31, 2018	$(9,751)	$—	$(493)	$(164)	$—	$(10,408)

Goodwill, net
Balance, August 31, 2017	$—	$4,970	$57,450	$2,495	$—	$64,915
Foreign currency translation	—	—	—	(85)	—	(85)
Impairment	—	—	(514)	—	—	(514)
Balance, May 31, 2018	$—	$4,970	$56,936	$2,410	$—	$64,316
_________________
* Other relates to goodwill for the International Marketing and Distribution segment which was moved to discontinued operations during the second quarter of fiscal 2018.

The total gross carrying amounts of the Company's intangible assets subject to amortization were $21.0 million and $19.7 million at May 31, 2018 and August 31, 2017, respectively, and were included in other noncurrent assets on the Company's unaudited condensed consolidated balance sheets. As part of the Company's purchase of substantially all of the assets of MMFX Technologies Corporation ("MMFX") during the first fiscal quarter of 2018, the Company acquired patents which were assigned a fair value of $7.0 million with a useful life of 7.5 years. See Note 2, Changes in Business, to the unaudited condensed consolidated financial statements included in the Company's November 30, 2017 Quarterly Report on Form 10-Q for more information with respect to the MMFX acquisition. Intangible amortization expense from continuing operations was $0.6 million and $1.6 million for the three and nine months ended May 31, 2018, respectively, and $0.8 million and $1.8 million for the three and nine months ended May 31, 2017, respectively. The nine months ended May 31, 2018 included goodwill impairment charges of $0.5 million, recorded during the second fiscal quarter, related to the Company's sale of its structural steel fabrication operations as discussed in Note 2, Changes in Business. See Note 9, Fair Value, for further discussion related to the impairment. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives as of May 31, 2018.

NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2018	May 31, 2018	August 31, 2017
2027 Notes	5.375%	$300,000	$300,000
2026 Notes	5.750%	350,000	—
2023 Notes	4.875%	330,000	330,000
2022 Term Loan	3.103%	144,375	150,000
Other, including equipment notes		46,763	52,077
Total debt		1,171,138	832,077
Less debt issuance costs		12,161	7,315
Total amounts outstanding		1,158,977	824,762
Less current maturities		19,874	19,182
Long-term debt		$1,139,103	$805,580

In July 2017, the Company issued $300.0 million of 5.375% Senior Notes due July 2027 (the "2027 Notes"). Interest on the 2027 Notes is payable semiannually.

In May 2018, the Company issued $350.0 million of 5.75% Senior Notes due April 2026 (the "2026 Notes"). Issuance costs associated with the 2026 Notes were approximately $5.3 million. Interest on the 2026 Notes is payable semiannually.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Interest on the 2023 Notes is payable semiannually.

The Company has a $350.0 million revolving credit facility (the "Revolver") pursuant to the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") and a senior secured term loan in the maximum principal amount of $150.0 million (the "2022 Term Loan"), each with a maturity date in June 2022. The 2022 Term Loan was drawn upon on July 13, 2017. The Company is required to make quarterly payments on the 2022 Term Loan equal to 1.25% of the original principal amount.  The maximum availability under the Credit Agreement, together with the 2022 Term Loan, can be increased to $750.0 million with bank approval. The Company's obligations under the Credit Agreement are collateralized by its U.S. inventory and U.S. fabrication receivables. The Credit Agreement's capacity includes $50.0 million for the issuance of stand-by letters of credit.

On February 21, 2018, the Company entered into a Joinder Agreement and Fifth Amendment to the Credit Agreement, which allowed for a coterminous delayed draw Term Loan A facility in the maximum aggregate principal amount of up to $200.0 million (the "2018 Term Loan"). The proceeds of the 2018 Term Loan are required to be used to (i) finance the acquisition of the Business, (ii) repay certain existing indebtedness of Gerdau S.A. and its subsidiaries, and (iii) pay transaction fees and expenses related thereto. Once drawn, the Company is required to make quarterly payments on the 2018 Term Loan equal to 1.25% of the original principal amount. The 2018 Term Loan has a maturity date of June 2022.

On December 29, 2017, the Company entered into a Fourth Amendment to the Credit Agreement providing for a Term Loan B Facility, as described in Note 7, Credit Arrangements, in the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2018. During the third fiscal quarter of 2018, the Company terminated the commitment letter governing the Term Loan B Facility.

The Company had no amounts drawn under the Revolver at May 31, 2018 and August 31, 2017. The availability under the Revolver was reduced by outstanding letters of credit of $3.3 million and $3.0 million at May 31, 2018 and August 31, 2017, respectively.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, each as defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, each as defined in the Credit Agreement) that does not exceed 0.60 to 1.00. At May 31, 2018, the Company's interest coverage ratio was 7.89 to 1.00, and the Company's debt to capitalization ratio was 0.45 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the London Interbank Offered Rate ("LIBOR").

At May 31, 2018, the Company was in compliance with all covenants contained in its debt agreements.

The Company has uncommitted credit facilities available from U.S. and international banks. In general, these credit facilities are used to support trade letters of credit (including accounts payable settled under bankers' acceptances), foreign exchange transactions and short-term advances which are priced at market rates.

At May 31, 2018 and August 31, 2017, CMC Poland Sp. z.o.o. ("CMCP") had uncommitted credit facilities with several banks of PLN 225.0 million ($61.0 million) and PLN 175.0 million ($49.1 million), respectively. As of May 31, 2018, the uncommitted credit facilities have expiration dates ranging from November 2018 to March 2019. At May 31, 2018 and August 31, 2017, no amounts were outstanding under these facilities. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $1.7 million and $1.3 million at May 31, 2018 and August 31, 2017, respectively. During the nine months ended May 31, 2018 and 2017, CMCP had no borrowings and no repayments under its uncommitted credit facilities.

The Company capitalized $0.5 million and $7.3 million of interest in the cost of property, plant and equipment during the three and nine months ended May 31, 2018, respectively, and $2.9 million and $6.6 million for the three and nine months ended May 31, 2017, respectively. Cash paid for interest during the nine months ended May 31, 2018 and 2017 was $30.2 million and $41.4 million, respectively.
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

At May 31, 2018, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $140.4 million and $64.8 million, respectively. At May 31, 2017, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $262.8 million and $36.9 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of May 31, 2018:

Commodity	Long/Short	Total
Aluminum	Long	6,125	MT
Aluminum	Short	3,075	MT
Copper	Long	363	MT
Copper	Short	6,021	MT
 _________________
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's unaudited condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three and nine months ended May 31, 2018 and May 31, 2017. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the unaudited condensed consolidated statements of earnings (amounts in thousands):

		Three Months Ended May 31,		Nine Months Ended May 31,
Derivatives Not Designated as Hedging Instruments	Location	2018	2017	2018	2017
Commodity	Cost of goods sold	$1,498	$1,654	$2,071	$(3,121)
Foreign exchange	Net sales	—	(2)	—	(2)
Foreign exchange	Cost of goods sold	—	(5)	(50)	(38)
Foreign exchange	SG&A expenses	518	(1,076)	1,169	2,295
Gain (loss) before income taxes		$2,016	$571	$3,190	$(866)

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended May 31,		Location of gain (loss) recognized in income on related hedged items	Amount of Gain (Loss) Recognized in Income on Related Hedge Items for the Three Months Ended May 31,
		2018	2017		2018	2017
Foreign exchange	Net sales	$163	$(102)	Net sales	$(163)	$102
Foreign exchange	Cost of goods sold	(429)	1,042	Cost of goods sold	429	(1,042)
Gain (loss) before income taxes		$(266)	$940		$266	$(940)

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended May 31,		Location of gain (loss) recognized in income on related hedged items	Amount of Gain (Loss) Recognized in Income on Related Hedge Items for the Nine Months Ended May 31,
		2018	2017		2018	2017
Foreign exchange	Net sales	$(66)	$(58)	Net sales	$66	$58
Foreign exchange	Cost of goods sold	1,596	435	Cost of goods sold	(1,596)	(435)
Gain (loss) before income taxes		$1,530	$377		$(1,530)	$(377)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in AOCI	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Commodity	$—	$(9)	$—	$208
Foreign exchange	13	263	38	488
Gain, net of income taxes	$13	$254	$38	$696

Refer to Note 3, Accumulated Other Comprehensive Income (Loss), for the effective portion of derivatives designated as cash flow hedging instruments reclassified from AOCI.

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's unaudited condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at May 31, 2018 and August 31, 2017. The fair value of the Company's derivative instruments on the unaudited condensed consolidated balance sheets was as follows (amounts are in thousands):

Derivative Assets	May 31, 2018	August 31, 2017
Commodity — not designated for hedge accounting	$901	$767
Foreign exchange — designated for hedge accounting	—	81
Foreign exchange — not designated for hedge accounting	1,573	1,286
Derivative assets (other current assets)*	$2,474	$2,134

Derivative Liabilities	May 31, 2018	August 31, 2017
Commodity — not designated for hedge accounting	$80	$3,251
Foreign exchange — designated for hedge accounting	—	1,549
Foreign exchange — not designated for hedge accounting	1,550	3,710
Derivative liabilities (accrued expenses and other payables)*	$1,630	$8,510
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of May 31, 2018, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months. All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	May 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$522,971	$522,971	$—	$—
Commodity derivative assets (2)	901	901		—
Foreign exchange derivative assets (2)	1,573	—	1,573	—
Liabilities:
Commodity derivative liabilities (2)	80	80	—	—
Foreign exchange derivative liabilities (2)	1,550	—	1,550	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$43,553	$43,553	$—	$—
Commodity derivative assets (2)	767	767	—	—
Foreign exchange derivative assets (2)	1,367	—	1,367	—
Liabilities:
Commodity derivative liabilities (2)	3,251	3,251	—	—
Foreign exchange derivative liabilities (2)	5,259	—	5,259	—
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

In connection with the sale of assets related to the Company's structural steel fabrication operations, the Company recorded an impairment charge of $0.9 million and $13.0 million, for the three and nine months ended May 31, 2018, respectively. The signed definitive asset sale agreement and subsequent post-closing adjustments (Level 2) were the basis for the determination of fair value of these operations. There were no other material non-recurring fair value remeasurements during the three and nine months ended May 31, 2018 and 2017.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the unaudited condensed consolidated balance sheets were as follows:

		May 31, 2018		August 31, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$287,052	$300,000	$314,286
2026 Notes (1)	Level 2	350,000	346,966	—	—
2023 Notes (1)	Level 2	330,000	323,430	330,000	340,052
2022 Term Loan (2)	Level 2	144,375	144,375	150,000	150,000
_________________
(1) The fair value of the notes was determined based on indicated market values.
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

Accounting Standards Codification ("ASC") 740 requires the change in tax law to be accounted for in the period of enactment. Due to complexities involved in accounting for the TCJA, the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 118 provides a measurement period, which should not extend beyond one year from the date of enactment, to complete the accounting under ASC 740. The Company recognized additional income tax expense of $9.9 million during the nine months ended May 31, 2018 for the effects of those provisions of the TCJA for which amounts are reasonably estimable, including (i) recognition of the one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries with associated foreign tax credits, in order to transition from a worldwide system with deferral to a territorial-style tax system, and (ii) the remeasurement of the Company’s deferred tax balances as of May 31, 2018 to the lower statutory rates. These provisions of the TCJA, as well as 100% bonus depreciation for qualified assets acquired and placed in service after September 27, 2017, resulted in a $45.8 million reduction to the Company’s net deferred tax liabilities. The impacts of the legislation on the Company’s tax expense and/or the Company’s deferred tax balances may differ from these estimates, possibly materially, and may be adjusted accordingly over the SAB 118 measurement period.

The Company’s current analysis of the following provisions of the TCJA resulted in minimal or no impact on the Company’s financial statements, and as a result, the Company did not record any associated tax expense or benefit as of May 31, 2018: (i) the new tax on global intangible low-taxed income, (ii) the new tax on foreign-derived intangible income, (iii) the base erosion anti-abuse tax, (iv) deductibility limitations on performance-based compensation, (v) deductibility limitations on business interest under Section 163(j) and (vi) deductibility limitations on meal and entertainment related expenses. The Company will continue to evaluate the effect of these provisions and adjust its financial statements if necessary as new information becomes available.

The Company's effective income tax rate from continuing operations for the three and nine months ended May 31, 2018 was 23.9% and 21.8%, respectively, compared with 25.9% and 26.1% for the three and nine months ended May 31, 2017, respectively. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. Several factors determine the Company's effective tax rate, including the mix and amount of global earnings, the impact of subsidiaries with losses for which no tax benefit is available due to valuation allowances, audit-related adjustments, and the impact of permanent tax adjustments.

For the three and nine months ended May 31, 2018, the Company's effective tax rate was lower than the blended U.S. statutory income tax rate of 25.7%. The statutory rate for fiscal 2018 was revised during the second quarter of fiscal 2018 due to the provisions of the TCJA, as discussed above. Items that impacted the effective tax rate included:

i.	the one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries with associated foreign tax credits as a result of the TCJA;

ii.	the remeasurement of the Company’s deferred tax balances to the applicable reduced statutory income tax rates as a result of the TCJA;

iii.	a permanent tax benefit related to a worthless stock deduction from the reorganization and exit of the Company's steel trading business headquartered in the United Kingdom;

iv.	the proportion of the Company's global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19.0%;

v.	a permanent tax benefit recorded under ASU 2016-09 for stock awards that vested during the first nine months of fiscal 2018; and

vi.	a non-taxable gain on assets related to the Company's non-qualified Benefits Restoration Plan ("BRP").

For the three and nine months ended May 31, 2017, the Company's effective tax rate was lower than the U.S. statutory income tax rate of 35.0%. Items that impacted the effective tax rate included:

i.	the proportion of the Company's global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19.0%;

ii.	a permanent tax benefit under Section 199 of the Internal Revenue Code related to domestic production activity;

iii.	a non-taxable gain on assets related to the Company's non-qualified BRP; and

iv.	losses from operations in certain jurisdictions in which the Company maintains a valuation allowance, thus providing no benefit for such losses.

For the three and nine months ended May 31, 2018, the Company’s effective income tax rates from discontinued operations of 30.4% and 40.9%, respectively, were greater than the blended U.S. statutory income tax rate of 25.7% primarily as a result of losses from operations in certain jurisdictions in which the Company maintains a valuation allowance, thus providing no benefit for such losses. Additionally, the effective income tax rates were unfavorably impacted by state taxes imposed on income earned by the Company’s steel trading operations headquartered in the U.S.

For the three and nine months ended May 31, 2017, the Company’s effective income tax rate from discontinued operations of 17.4% and 20.6%, respectively, was less than the U.S. statutory income tax rate of 35.0% primarily due to pre-tax income earned in foreign jurisdictions that benefit from group loss sharing provisions. Such losses, which carry a full valuation allowance, are utilized to absorb current period income earned in foreign jurisdictions; thus, there is no associated tax expense or benefit.

The Company made net cash payments of $14.8 million and $28.2 million for income taxes during the nine months ended May 31, 2018 and 2017, respectively.

As of May 31, 2018 and August 31, 2017, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $8.0 million and $9.3 million, respectively, exclusive of interest and penalties. The decrease in the reserve for unrecognized income tax benefits resulted from the expiration of the statute of limitations for the Company’s fiscal 2014 federal income tax return.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense. For the three and nine months ended May 31, 2018, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

During the twelve months ending May 31, 2019, it is reasonably possible that the statute of limitations pertaining to positions taken by the Company in prior year income tax returns may lapse or that income tax audits in various taxing jurisdictions could be finalized. As a result, the total amount of unrecognized income tax benefits, as well as the provision for income taxes, may decrease by approximately $8.0 million.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2015 and forward, with the exception of the R&D credit matter discussed below
U.S. States — 2009 and forward
Foreign — 2011 and forward

During the fiscal year ended August 31, 2016, the Company completed an IRS examination for the years 2009 through 2011 and received confirmation from the United States Congress Joint Committee on Taxation that all matters were settled with the exception of R&D credits, which are still under review. In addition, the Company is under examination by certain state revenue authorities for the years 2009 through 2015. Management believes the Company's recorded income tax liabilities as of May 31, 2018 sufficiently reflect the anticipated outcome of these examinations.
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

During the nine months ended May 31, 2018 and 2017, the Company granted the following awards under its stock-based compensation plans:

	2018		2017
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity Method	1,216	$20.69	916	$16.04
Liability Method	323	N/A	915	N/A

During the three and nine months ended May 31, 2018, the Company recorded a benefit of $0.1 million and an expense of $1.6 million for mark-to-market adjustments on liability awards, respectively, compared to a benefit of $2.0 million and an expense of $2.7 million recorded for the three and nine months ended May 31, 2017, respectively, which includes the impact of the modification of certain restricted stock and performance stock units that occurred during the first quarter of fiscal 2017. As of May 31, 2018, the Company had 769 thousand equivalent shares accounted for under the liability method outstanding. The Company expects 733 thousand equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was mainly included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of earnings:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2018	2017	2018	2017
Stock-based compensation expense	$4,910	$3,560	$18,247	$19,716

NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations for the three and nine months ended May 31, 2018 and 2017 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2018	2017	2018	2017
Earnings from continuing operations	$42,325	$31,567	$83,977	$60,245

Basic earnings per share:
Shares outstanding for basic earnings per share	117,111,799	115,886,372	116,722,504	115,574,289

Basic earnings per share from continuing operations	$0.36	$0.27	$0.72	$0.52

Diluted earnings per share:
Shares outstanding for basic earnings per share	117,111,799	115,886,372	116,722,504	115,574,289
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,142,992	1,318,997	1,328,360	1,513,052
Shares outstanding for diluted earnings per share	118,254,791	117,205,369	118,050,864	117,087,341

Diluted earnings per share from continuing operations	$0.36	$0.27	$0.71	$0.51

CMC had 26,886 shares that were anti-dilutive for the three months ended May 31, 2018. There are no anti-dilutive shares for the other periods presented.

CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of common stock. During the nine months ended May 31, 2018 and 2017, CMC did not repurchase any shares of common stock. CMC had remaining authorization to repurchase $27.6 million shares of common stock at May 31, 2018.
NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 18, Commitments and Contingencies, to the audited consolidated financial statements in the 2017 Form 10-K.

On April 28, 2016, the Company was served with a lawsuit filed by Ector County, Texas and the State of Texas by and through the Texas Commission on Environmental Quality ("TCEQ") alleging violations of the Texas Solid Waste Disposal Act, the Texas Water Code, the Texas Clean Air Act, and TCEQ rules on spill prevention and control. The Plaintiffs amended their petition in February 2017 to include violations of TCEQ rules on recycling and storm water permits. The Plaintiffs further amended their petition in April 2017, broadening their allegations. The lawsuit, filed in the 201st Judicial District Court of Travis County, Texas, alleged improper disposal of solid waste and unauthorized outdoor burning activity at the Company’s recycling facility located in Odessa, Texas. The lawsuit sought a penalty for each day of alleged violation under the Texas Health & Safety Code, the Texas Water Code, or the Texas Administrative Code. The parties agreed to a mediated settlement on December 1, 2017 and entered into an Agreed Final Judgment on June 12, 2018. The Agreed Final Judgment is subject to the formal approval process of the State of Texas. Under the mediated settlement, the Company will pay $1.1 million, net of insurance recoveries. The Company denies any wrongdoing in connection with the alleged claims, and the settlement does not contain an admission of liability from the Company.
The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites (none of which are owned by the Company) and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both May 31, 2018 and August 31, 2017, the Company had accrued $0.7 million for estimated cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. As of May 31, 2018 and August 31, 2017, total environmental liabilities, including with respect to CERCLA sites, were $4.0 million and $4.3 million, respectively, of which $2.0 million and $2.1 million, respectively, was classified as other long-term liabilities. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
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

The Company structures its business into the following four reporting segments: Americas Recycling, Americas Mills, Americas Fabrication, and International Mill. See Note 1, Nature of Operations, of the audited consolidated financial statements included in the 2017 Form 10-K for more information about the reporting segments, including the types of products and services from which each reporting segment derives its net sales. During the second quarter of fiscal 2018, the Company substantially completed the exit of the International Marketing and Distribution segment. See Note 2, Changes in Business, for further information. Certain components of the International Marketing and Distribution segment which were wound down in prior periods, including the Company's steel trading operations based in the United Kingdom, did not meet the criteria for discontinued operations and thus, are included in continuing operations for all periods presented. Such activities are included in the results of Corporate and Other, and are immaterial for the three and nine months ended May 31, 2018. Corporate and Other also contains earnings or losses on assets and liabilities related to the BRP assets and short-term investments as well as expenses of the Company's corporate headquarters and interest expense related to its long-term debt.

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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended May 31, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$292,679	$332,459	$375,183	$201,438	$2,725	$—	$1,204,484
Intersegment sales	71,419	220,604	3,058	299	—	(295,380)	—
Net sales	364,098	553,063	378,241	201,737	2,725	(295,380)	1,204,484
Adjusted operating profit (loss) from continuing operations	14,350	70,404	(16,096)	24,370	(22,678)	(2,941)	67,409

	Nine Months Ended May 31, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$832,448	$841,895	$1,015,934	$633,134	$11,874	$—	$3,335,285
Intersegment sales	171,618	550,573	8,059	846	—	(731,096)	—
Net sales	1,004,066	1,392,468	1,023,993	633,980	11,874	(731,096)	3,335,285
Adjusted operating profit (loss) from continuing operations	36,580	142,639	(47,995)	72,297	(65,648)	(4,413)	133,460
Total assets as of May 31, 2018*	310,513	1,078,308	684,929	476,946	1,128,360	(467,603)	3,211,453

	Three Months Ended May 31, 2017
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$247,896	$243,934	$377,188	$167,409	$8,286	$—	$1,044,713
Intersegment sales	46,270	183,342	2,788	230	3	(232,633)	—
Net sales	294,166	427,276	379,976	167,639	8,289	(232,633)	1,044,713
Adjusted operating profit (loss) from continuing operations	9,247	50,734	1,808	12,971	(20,281)	772	55,251

	Nine Months Ended May 31, 2017
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Eliminations	Continuing Operations
Net sales-unaffiliated customers	$590,760	$667,872	$1,013,847	$436,413	$51,047	$—	$2,759,939
Intersegment sales	103,442	483,162	8,355	621	643	(596,223)	—
Net sales	694,202	1,151,034	1,022,202	437,034	51,690	(596,223)	2,759,939
Adjusted operating profit (loss) from continuing operations	11,981	139,002	9,025	32,517	(72,176)	(22)	120,327
Total assets as of August 31, 2017*	240,371	933,022	683,609	464,428	687,984	(327,883)	2,681,531
 _________________
* Excludes total assets from discontinued operations of $34.0 million at May 31, 2018 and $293.6 million at August 31, 2017.

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2018	2017	2018	2017
Earnings from continuing operations	$42,325	$31,567	$83,977	$60,245
Income taxes	13,312	11,006	23,465	21,231
Interest expense	11,511	12,448	25,303	38,212
Discounts on sales of accounts receivable	261	230	715	639
Adjusted operating profit from continuing operations	$67,409	$55,251	$133,460	$120,327

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

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2018	2017	2018	2017
Net sales from continuing operations	$1,204,484	$1,044,713	$3,335,285	$2,759,939
Earnings from continuing operations	42,325	31,567	83,977	60,245
Adjusted earnings from continuing operations+	48,985	31,567	116,183	60,245
Adjusted operating profit from continuing operations+	67,409	55,251	133,460	120,327
Adjusted EBITDA from continuing operations+	101,032	87,207	245,175	212,847
Diluted net earnings per share	0.34	0.34	0.74	0.65
 _________________
+ Non-GAAP financial measure

Net sales from continuing operations for the three and nine months ended May 31, 2018 increased 15% and 21%, respectively, compared to the same periods for fiscal 2017. The increase in net sales is largely attributable to increased selling prices and volumes, driven by year-over-year improvement in global economic indicators, including increased non-residential construction spending, as well as increased input costs. This has led to increased pricing of our primary product offerings, which favorably impacted our quarter-over-quarter and year-over-year selling prices in our Americas Recycling, Americas Mills, and International Mill segments. In our Americas Fabrication segment, average selling prices related to our backlog, originally contracted at lower prices, have not kept pace with increased input and production costs, as seen in our quarter–over–quarter and year–over–year results. However, new contract bookings indicate that pricing in this segment is beginning to reflect increased input costs.

We have incurred costs throughout fiscal 2018 related to the pending acquisition of certain rebar assets of Gerdau S.A. Such costs have been reflected in the quarter and year-to-date results of our Corporate and Other segment. Additionally, our results for the three and nine months ended May 31, 2018 include expenses related to start-up activities of our new micro mill in Durant, Oklahoma. Our fiscal 2018 results also reflect the estimated year-to-date discrete impact that the TCJA will have on our net earnings.

During the third quarter of fiscal 2018, we concluded the wind down of our operations in the International Marketing and Distribution segment, the results of which are included in discontinued operations. As of May 31, 2018, we have collected substantially all proceeds related to the exit of this segment. See Note 2, Changes in Business, for further discussion of the wind down of the International Marketing and Distribution segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased $8.0 million for the three months ended May 31, 2018 and increased $23.6 million for the nine months ended May 31, 2018, in each case compared to the corresponding periods in fiscal 2017. The three and nine months ended May 31, 2018 include increased impairment charges of $0.9 million and $13.0 million, respectively, compared to the same periods of fiscal 2017, primarily related to the sale of our structural steel fabrication operations, as discussed in Note 2, Changes in Business. Additionally, we incurred increased professional services-related expenses, primarily as a result of acquisition-related activities, for the three and nine months ended May 31, 2018 of $4.4 million and $11.6 million, respectively. Also contributing to period-over-period increases were increased employee-related expenses of $5.0 million and $0.3 million for the three and nine months ended May 31, 2018, respectively.

Interest Expense

Interest expense for the three and nine months ended May 31, 2018 decreased $0.9 million and $12.9 million, respectively, compared to the three and nine months ended May 31, 2017. The overall decrease was a result of refinancing activities during the fourth quarter of fiscal 2017 that reduced our debt obligations by approximately $260 million, which was partially offset by additional interest expense related to the May 2018 issuance of the 2026 Notes.

Income Taxes

The provisions of the recently enacted TCJA, discussed in Note 10, Income Tax, require a one-time U.S. toll charge related to undistributed earnings of non-U.S. subsidiaries. While this toll charge generally reduces the U.S. tax burden on future distributions from non-U.S. subsidiaries, other global income tax considerations, such as non-U.S. income and withholding taxes, are relevant as it pertains to the taxation of earnings in our non-U.S. subsidiaries. With respect to such earnings, we intend to indefinitely reinvest all undistributed earnings of our non-U.S. subsidiaries.

Our effective income tax rate from continuing operations for the three and nine months ended May 31, 2018 was 23.9% and 21.8%, respectively, compared with 25.9% and 26.1% for the three and nine months ended May 31, 2017, respectively. The decrease in our effective income tax rate from continuing operations is largely attributable to the remeasurement of the Company’s deferred tax balances to the applicable reduced statutory income tax rates as a result of the TCJA, a permanent tax benefit related to a reorganization of certain international operations and a permanent tax benefit recorded under ASU 2016-09 for stock awards that vested during the first nine months of fiscal 2018. See Note 10, Income Tax, for further discussion of the TCJA and other factors impacting our effective tax rate. Our effective income tax rates were also impacted by state and local taxes as well as earnings or losses from foreign jurisdictions. State and local taxes are generally consistent over time, while the composition of domestic and foreign earnings can create larger fluctuations in our effective tax rate.

SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. Financial results for our reportable segments are consistent with the basis in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 14, Business Segments. The operational data presented in the tables below is calculated using averages; and therefore, it is not meaningful to quantify the effect that any individual component had on the segment's net sales or adjusted operating profit.

Americas Recycling

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2018	2017	2018	2017
Net sales	$364,098	$294,166	$1,004,066	$694,202
Adjusted operating profit	14,350	9,247	36,580	11,981

Average selling price (per short ton)
Ferrous	$314	$264	$286	$236
Nonferrous	2,252	2,017	2,267	1,969

Short tons shipped (in thousands)
Ferrous	642	590	1,791	1,416
Nonferrous	65	61	194	163
Total	707	651	1,985	1,579

Net sales for the three and nine months ended May 31, 2018 increased $69.9 million, or 24%, and $309.9 million, or 45%, respectively, compared to the corresponding periods in fiscal 2017. The increase in net sales for the three months ended May 31, 2018 was due to increases in average ferrous and nonferrous selling prices of $50 and $235 per short ton, respectively, coupled with increases in ferrous and nonferrous tons shipped of 9% and 7%, respectively, in each case compared to the corresponding period in fiscal 2017. The increase in net sales for the nine months ended May 31, 2018 was due to increases in average ferrous and nonferrous selling prices of $50 and $298 per short ton, respectively, coupled with increases in ferrous and nonferrous tons shipped of 26% and 19%, respectively, in each case compared to the corresponding period in fiscal 2017. The increases in tons shipped resulted from continued strong scrap demand due to increased U.S. steel mill capacity utilization, an improved pricing environment across many commodities, and an increase in our internal capacity as a result of our acquisition of seven recycling facilities during the third quarter of fiscal 2017, which accounted for approximately 40% and 70% of the total increase in tons shipped for the three and nine months ended May 31, 2018, respectively, compared to the corresponding periods in fiscal 2017.

Adjusted operating profit for the three and nine months ended May 31, 2018 was $14.4 million and $36.6 million, respectively, compared to adjusted operating profit of $9.2 million and $12.0 million for the three and nine months ended May 31, 2017, respectively. For the third fiscal quarter of 2018, the increase was primarily due to a 17% increase in average ferrous metal margins compared to the corresponding period in fiscal 2017. Partially offsetting the benefit of margin expansion for the three months ended May 31, 2018 were increased per ton freight costs of 9%. The improvement in adjusted operating profit for the nine months ended May 31, 2018 as compared to the same period in fiscal 2017 was primarily due to increases of 17% and 9% in ferrous and nonferrous metal margins, respectively. Also contributing to the increase in adjusted operating profit was the improved volumes in ferrous and nonferrous shipments described above.

Americas Mills

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2018	2017	2018	2017
Net sales	$553,063	$427,276	$1,392,468	$1,151,034
Adjusted operating profit	70,404	50,734	142,639	139,002

Average price (per short ton)
Total sales	$632	$540	$587	$522
Cost of ferrous scrap utilized	329	266	293	239
Metal margin	303	274	294	283

Short tons (in thousands)
Melted	790	670	2,108	1,941
Rolled	737	626	1,936	1,846
Shipped	811	722	2,172	2,015

Net sales for the three and nine months ended May 31, 2018 increased $125.8 million, or 29%, and $241.4 million, or 21%, respectively, compared to the corresponding periods in fiscal 2017. The increase in net sales for the three and nine months ended May 31, 2018 was due to an increase in average selling price of $92 and $65 per short ton, respectively, largely driven by selling price increases in response to the increased scrap prices described in our Americas Recycling segment. Also contributing to increased net sales were 12% and 8% increases in tons shipped in the three and nine months ended May 31, 2018, respectively, compared to the corresponding periods in fiscal 2017, as a result of improved demand from the service center industry and increased non-residential construction spending.

Adjusted operating profit for the three and nine months ended May 31, 2018 increased $19.7 million and $3.6 million, respectively, compared to the corresponding periods in fiscal 2017. Offsetting the increase in adjusted operating profit for the three and nine months ended May 31, 2018 was increased period-over-period costs during fiscal 2018 related to our new micro mill in Durant, Oklahoma of approximately $2.2 million and $12.0 million, respectively, which includes $3.0 million of incentives recorded as income during the quarter. Other items adversely impacting adjusted operating profit during the third quarter and the first nine months of fiscal 2018, compared to the same periods in fiscal 2017, were increased freight costs on a per ton basis of 4%, as well as increased manufacturing supply costs due to inflationary pressures for electrodes and alloys compared to the same periods of fiscal 2017.

Americas Fabrication

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2018	2017	2018	2017
Net sales	$378,241	$379,976	$1,023,993	$1,022,202
Adjusted operating (loss) profit	(16,096)	1,808	(47,995)	9,025

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar and other	$777	$775	$784	$772

Short tons shipped (in thousands)
Rebar and other	302	310	808	836

Net sales for the three and nine months ended May 31, 2018 were flat compared to the same periods in fiscal 2017, with the impact of modest period-over-period increases in price and reductions in shipments offsetting one another. Average selling prices in this segment were largely driven by projects from our backlog, which were generally contracted prior to the escalation of scrap and other input costs.

For the three and nine months ended May 31, 2018, adjusted operating loss was $16.1 million and $48.0 million, respectively, compared to adjusted operating profit of $1.8 million and $9.0 million in the corresponding periods in fiscal 2017. Included in adjusted operating loss for the three and nine months ended May 31, 2018 were impairment charges of $0.9 million and $13.5 million, respectively, primarily related to the sale of our structural steel fabrication business during the third quarter of fiscal 2018. Impacting the period-over-period change for both the three and nine months ended May 31, 2018, was a 31% and 19% reduction, respectively, in average rebar fabrication metal margin, driven by the lag in our fabrication project backlog where average selling prices did not keep pace with increasing raw material costs.

International Mill

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2018	2017	2018	2017
Net sales	$201,737	$167,639	$633,980	$437,034
Adjusted operating profit	24,370	12,971	72,297	32,517

Average price (per short ton)
Total sales	$599	$443	$562	$415
Cost of ferrous scrap utilized	329	253	317	229
Metal margin	270	190	245	186

Short tons (in thousands)
Melted	389	380	1,137	1,066
Rolled	316	326	974	948
Shipped	320	354	1,066	983

Net sales for the three and nine months ended May 31, 2018 increased $34.1 million, or 20%, and $196.9 million, or 45%, respectively, compared to the corresponding periods in fiscal 2017, driven largely by increased construction activity and economic improvements in the Polish and surrounding markets, resulting in an increase in average selling prices of 35% for both the three and nine months ended May 31, 2018. Short tons shipped during the three months ended May 31, 2018 decreased by approximately 10% as a result of increased imports into the Polish market; however, the impact of such decreased shipments was more than offset by our increased selling prices. The increase in net sales for the three and nine months ended May 31, 2018 also reflects favorable foreign currency translation impacts of approximately $22.3 million and $76.0 million, respectively, due to the fluctuations of the U.S. dollar in relation to the Polish zloty.

Adjusted operating profit for the three and nine months ended May 31, 2018 increased $11.4 million and $39.8 million, respectively, compared to the corresponding periods in fiscal 2017. The increases in adjusted operating profit for the three and nine months ended May 31, 2018 resulted from increases of 42% and 32%, respectively, in average metal margin compared to the corresponding periods in fiscal 2017. Metal margin expansion occurred across all product lines during the first nine months of fiscal 2018, as increased selling prices outpaced average cost increases, particularly for higher-margin merchant products. Partially offsetting these increases in adjusted operating profit were increases in per ton employee-related costs of 38% and 20% for the three and nine months ended May 31, 2018, respectively, as compared to the same periods in fiscal 2017. Additionally, fluctuations in the U.S. dollar relative to the Polish zloty resulted in increases of approximately $2.5 million and $8.0 million of this segment's adjusted operating profit for the three and nine months ended May 31, 2018, respectively.

Corporate and Other

Corporate and Other adjusted operating loss increased $2.4 million for the three months ended May 31, 2018 and decreased $6.5 million for the nine months ended May 31, 2018, compared to the corresponding periods in fiscal 2017. The increase for the three months ended May 31, 2018 was primarily the result of a $4.8 million increase in professional services driven by acquisition-related activities, partially offset by a $3.1 million reduction in depreciation expense as compared to the three months ended May 31, 2017. The decrease for the nine months ended May 31, 2018 was primarily a result of a $5.4 million reduction in depreciation expense, a $7.1 million decrease in employee-related expenses and a $1.6 million reduction in other fees including bank fees and insurance, as compared to the nine months ended May 31, 2017. Partially offsetting the reduced costs during the nine months ended May 31, 2018 was an $11.9 million increase in professional services that were primarily a result of acquisition-related activities, as compared to the nine months ended May 31, 2017.

Also impacting our year-over-year change in adjusted operating loss was the impact of prior year operating results of certain operations related to our former International Marketing and Distribution segment which did not meet the criteria for discontinued operations, and are now included in our results of Corporate and Other, as discussed in Note 14, Business Segments. These results had an immaterial impact on adjusted operating loss for the three and nine months ended May 31, 2018. For the three and nine months ended May 31, 2017, these operations had adjusted operating income of $0.9 million and adjusted operating loss of $2.4 million, respectively.

DISCONTINUED OPERATIONS DATA

See Note 2, Changes in Business, for information regarding discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES

See Note 7, Credit Arrangements, for additional information.

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

The table below reflects our sources, facilities and availability of liquidity as of May 31, 2018:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$600,444	$600,444
Notes due from 2023 to 2027	980,000	*
Revolving credit facility	350,000	346,728
U.S. receivables sale facility	200,000	172,695
2022 Term Loan	144,375	—
International accounts receivable sales facilities	54,179	36,117
Bank credit facilities — uncommitted	60,951	59,284
Other, including equipment notes	46,763	*
 _________________
* We believe we have access to additional financing and refinancing, if needed.

Sources of Liquidity and Capital Resources

We expect cash on hand and cash generated from operations to be sufficient to meet all interest payments due within the next twelve months. See Note 7, Credit Arrangements, for further information regarding such interest payment obligations.

Our U.S. operations have access to the $350.0 million credit facility described in Note 7, Credit Arrangements, and the $200.0 million sale of accounts receivable program described below.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance both in the U.S. and internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 14% of total trade receivables at May 31, 2018. For added flexibility, we may sell certain accounts receivable both in the U.S. and internationally. See Note 4, Sales of Accounts Receivable, for further information.

Stock Repurchase Program

During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of shares of common stock. As of May 31, 2018, the approximate value of shares of common stock that may yet be purchased under this program is $27.6 million. We may repurchase shares from time to time for cash in the open market or privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of common stock and may be modified, suspended, extended or terminated at any time without prior notice. We did not purchase any shares of common stock during the three and nine months ended May 31, 2018 and 2017.

Pending Acquisition

On December 29, 2017, we entered into a definitive purchase agreement to acquire certain U.S. rebar steel mill and fabrication assets from Gerdau S.A. See Note 2, Changes in Business, for further information. The Company expects to fund the purchase price for the acquisition with cash on hand together with proceeds from the 2026 Notes and borrowings under the 2018 Term Loan (as defined in Note 7, Credit Arrangements).

In connection with the issuance of the 2026 Notes during the third quarter of fiscal 2018, we terminated the commitment letter governing the Term Loan B Facility, which we entered into on December 29, 2017. See Note 7, Credit Arrangements, for further information.

Operating Cash Flow and Capital Expenditures

Operating Activities
Our cash flows from operating activities result primarily from the sale of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. See Note 8, Derivatives and Risk Management, for further information.

Net cash flows from operating activities increased $72.7 million for the nine months ended May 31 2018, compared to the nine months ended May 31, 2017. Year-over-year cash flows from operating activities increased as a result of improved earnings after taking into consideration non-cash charges, as compared to the nine months ended May 31, 2017. Our year-over-year cash flows from changes in operating assets and liabilities ("working capital") for the nine months ended May 31, 2018 reflect a net increase in working capital, largely driven by increased input costs and volumes. Also included are net inflows related to the wind down of our International Marketing and Distribution operations, which was partially offset by net repayments of $71.9 million of advance payments outstanding on our sale of trade accounts receivable programs. For continuing operations, days sales outstanding improved by 5 days, while days sales in inventory was flat compared to the nine months ended May 31, 2017.

Investing Activities
Net cash flows used by investing activities decreased $186.3 million for the nine months ended May 31 2018 as compared to the nine months ended May 31, 2017. The overall year-over-year reduction in cash used by investing activities was largely due to cash receipts during the third fiscal quarter of 2018 related to the sale of our structural steel operations in the U.S. and our trading operations in Australia. The sale of our remaining assets in Australia concludes the exit of our International Marketing and Distribution segment. Also contributing to the year-over-year decrease in cash flows used by investing activities was the collection of $25.0 million from the settlement of certain life insurance policies received during the second quarter of fiscal 2018. Additional items impacting year-over-year changes in cash used by investing activities include decreased cash outflows in fiscal 2018 of $47.4 million related to acquisitions, and decreased outflows for capital spending in fiscal 2018 of $17.8 million, primarily related to reduced year-over-year spending required at our new micro mill in Durant, Oklahoma, in each case compared to the nine months ended May 31, 2017.

During fiscal 2018, we anticipate capital expenditures ranging from $175 million to $200 million. We expect that our capital spending will be funded from internally generated capital. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net year-over-year cash flows from financing activities during fiscal 2018 increased by $330.7 million compared to the nine months ended May 31, 2017. The increase was primarily due to the receipt of funds received in connection with the issuance of the 2026 Notes. This increase was partially offset by increased outflows of $6.6 million related to repayments of long-term debt during fiscal 2018, including required minimum principal payments associated with the 2022 Term Loan (as defined in Note 7, Credit Arrangements). We regularly evaluate the use of our cash in efforts to maximize total shareholder return, including debt repayment, capital deployment, share repurchases and dividends.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations increased approximately $302.7 million to $2.0 billion at May 31, 2018 from $1.7 billion at August 31, 2017. This increase was primarily related to the issuance of the 2026 Notes during the third quarter of fiscal 2018. Our estimated contractual obligations for the twelve months ending May 31, 2019 are approximately $413.2 million and primarily consist of expenditures incurred in connection with normal revenue producing activities.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2018, we had committed $24.1 million under these arrangements, of which $3.3 million reduced availability under the Revolver.
OFF-BALANCE SHEET ARRANGEMENTS

For added flexibility, we may sell certain trade accounts receivable both in the U.S. and internationally. We utilize proceeds from the sales of the trade accounts receivable as an alternative to short-term borrowings, effectively managing our overall borrowing costs and providing an additional source of working capital. We account for sales of the trade accounts receivable as true sales and the trade accounts receivable balances that are sold are removed from the unaudited condensed consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on our unaudited condensed consolidated statements of cash flows. See Note 4, Sales of Accounts Receivable, for additional information.
CONTINGENCIES

See Note 13, Commitments and Contingencies, for further information.

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

Reconciliations of earnings from continuing operations to adjusted operating profit from continuing operations are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2018	2017	2018	2017
Earnings from continuing operations	$42,325	$31,567	$83,977	$60,245
Income taxes	13,312	11,006	23,465	21,231
Interest expense	11,511	12,448	25,303	38,212
Discounts on sales of accounts receivable	261	230	715	639
Adjusted operating profit from continuing operations	$67,409	$55,251	$133,460	$120,327

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is the sum of earnings from continuing operations before interest expense and income taxes. It also excludes our largest recurring non-cash charge, depreciation and amortization, as well as long-lived asset and goodwill impairment charges, which are also non-cash charges. Adjusted EBITDA from continuing operations should not be considered as an alternative to earnings from continuing operations or net earnings, or as a better measure of liquidity than net cash flows from operating activities, as determined by GAAP. However, we believe that adjusted EBITDA from continuing operations provides relevant and useful information, which is often used by analysts, creditors and other interested parties as it allows: (i) comparison of our earnings to those of our competitors; (ii) a supplemental measure of our ongoing core performance; and (iii) the assessment of period-to-period performance trends. Additionally, adjusted EBITDA from continuing operations is the target benchmark for our annual and long-term cash incentive performance plans for management. Adjusted EBITDA from continuing operations may be inconsistent with similar measures presented by other companies.

Reconciliations of earnings from continuing operations to adjusted EBITDA from continuing operations are provided below:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2018	2017	2018	2017
Earnings from continuing operations	$42,325	$31,567	$83,977	$60,245
Interest expense	11,511	12,448	25,303	38,212
Income taxes	13,312	11,006	23,465	21,231
Depreciation and amortization	32,949	32,116	98,898	92,610
Impairment charges	935	70	13,532	549
Adjusted EBITDA from continuing operations	$101,032	$87,207	$245,175	$212,847

Adjusted Earnings from Continuing Operations

Adjusted earnings from continuing operations is a non-GAAP financial measure that is equal to earnings from continuing operations before certain material acquisition and integration costs, mill operational start-up costs, CMC Steel Oklahoma incentives, asset impairments, debt restructuring and extinguishment gains and losses and severance expenses, including the estimated income tax effects thereof. Additionally, we adjust adjusted earnings from continuing operations for the effects of the TCJA as well as the tax benefit associated with an international reorganization. Adjusted earnings from continuing operations should not be considered as an alternative to earnings from continuing operations or any other performance measure derived in accordance with GAAP. However, we believe that adjusted earnings from continuing operations provides relevant and useful information to investors as it allows: (i) a supplemental measure of our ongoing core performance and (ii) the assessment of period-to-period performance trends. Management uses adjusted earnings from continuing operations to evaluate our financial performance. Adjusted earnings from continuing operations may be inconsistent with similar measures presented by other companies. Adjusted earnings from continuing operations per diluted share is defined as adjusted earnings from continuing operations on a diluted per share basis.

A reconciliation of earnings from continuing operations to adjusted earnings from continuing operations is provided below:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	5/31/2018	5/31/2017	5/31/2018	5/31/2017

Earnings from continuing operations	$42,325	$31,567	$83,977	$60,245

Acquisition and integration related costs	4,975	—	14,600	—
Mill operational start-up costs	6,456	—	18,016	—
CMC Steel Oklahoma incentives	(3,000)	—	(3,000)	—
Asset impairments	—	—	12,136	—
Loss (gain) on debt extinguishment	—	—	—	—
Severance	—	—	—	—
Total adjustments (pre-tax)	$8,431	$—	$41,752	$—

Related tax effects on adjustments	$(1,771)	$—	$(10,946)	$—
TCJA impact	—	—	10,600	—
International reorganization	—	—	(9,200)	—
Total tax impact	$(1,771)	$—	$(9,546)	$—

Adjusted earnings from continuing operations	$48,985	$31,567	$116,183	$60,245

Adjusted earnings from continuing operations per diluted share	$0.41	$0.27	$0.98	$0.51

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws, with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies provided by our recent acquisitions, demand for our products, steel margins, the ability to operate our mills at full capacity, future supplies of raw materials and energy for our operations, share repurchases, legal proceedings, renewing the credit facilities of our Polish subsidiary, the reinvestment of undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, our new Oklahoma micro mill, estimated contractual obligations, the planned acquisition of substantially all of the U.S. rebar fabrication facilities and the steel mini mills located in or around Rancho Cucamonga, California, Jacksonville, Florida, Sayreville, New Jersey and Knoxville, Tennessee currently owned by Gerdau S.A. and certain of its subsidiaries (collectively, the “Business”) and the timing thereof, the ability to obtain regulatory approvals and meet other closing conditions for the planned acquisition of the Business, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

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
You should refer to the “Risk Factors” disclosed in our periodic and current reports filed with the SEC for specific risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $160.0 million compared to August 31, 2017. Forward contracts denominated in Polish zloty with a U.S. dollar functional currency, forward contracts denominated in Euro with a Polish zloty functional currency and forward contracts denominated in U.S. dollars with an Australian dollar functional currency decreased $33.2 million, $34.0 million and $76.4 million, respectively, compared to August 31, 2017.

The Company's total commodity contract commitments increased $5.5 million, or 9.3%, compared to August 31, 2017.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended May 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 28, 2016, we were served with a lawsuit filed by Ector County, Texas and the State of Texas by and through the Texas Commission on Environmental Quality ("TCEQ") alleging violations of the Texas Solid Waste Disposal Act, the Texas Water Code, the Texas Clean Air Act, and TCEQ rules on spill prevention and control. The Plaintiffs amended their petition in February 2017 to include violations of TCEQ rules on recycling and storm water permits. The Plaintiffs further amended their petition in April 2017, broadening their allegations. The lawsuit, filed in the 201st Judicial District Court of Travis County, Texas, alleged improper disposal of solid waste and unauthorized outdoor burning activity at the Company’s recycling facility located in Odessa, Texas. The lawsuit sought a penalty for each day of alleged violation under the Texas Health & Safety Code, the Texas Water Code, or the Texas Administrative Code. The parties agreed to a mediated settlement on December 1, 2017 and entered into an Agreed Final Judgment on June 12, 2018. The Agreed Final Judgment is subject to the formal approval process of the State of Texas. Under the mediated settlement, the Company will pay $1.1 million, net of insurance recoveries. The Company denies any wrongdoing in connection with the alleged claims, and the settlement does not contain an admission of liability from the Company.

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the 2017 Form 10-K as updated by our Quarterly Reports on Form 10-Q filed since the date of the 2017 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended May 31, 2018.

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

4.1
Third Supplemental Indenture, dated May 1, 2018, by and among Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company’s Current Report on Form 8-K filed May 3, 2018 and incorporated herein by reference).

4.2	Form of 5.750% Senior Note due 2026 (filed as Exhibit 4.2 to Commercial Metals Company’s Current Report on Form 8-K filed May 3, 2018 and incorporated herein by reference).

10.1
Purchase Agreement, dated April 19, 2018, between Commercial Metals Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers named therein (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K filed April 20, 2018 and incorporated herein by reference).

10.2
Registration Rights Agreement, dated May 3, 2018, by and among Commercial Metals Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., PNC Capital Markets LLC and Wells Fargo Securities, LLC (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K filed May 3, 2018 and incorporated herein by reference).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

June 27, 2018	/s/ Mary A. Lindsey
Mary A. Lindsey
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)