Form 10-K
period 2018-08-31
COMMERCIAL METALS CO
filed 2018-10-25
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the Company's common stock on February 28, 2018 held by non-affiliates of the registrant based on the closing price per share on February 28, 2018 on the New York Stock Exchange was approximately $2.8 billion.
As of October 23, 2018, 117,025,790 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
Registrant's definitive proxy statement for the 2019 annual meeting of stockholders — Part III

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (hereinafter referred to as the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties, and other factors. For a discussion of important factors that could cause our results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by our forward-looking statements, please refer to Part I, Item 1A, "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

GENERAL

Commercial Metals Company ("CMC") together with its consolidated subsidiaries (collectively, the "Company," "we," "our" or "us") manufactures, recycles and markets steel and metal products, related materials and services through a network of facilities that includes four electric arc furnace ("EAF") mini mills, two EAF micro mills, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses, and metal recycling facilities in the United States ("U.S.") and Poland.

We were incorporated in 1946 in the state of Delaware. Our predecessor company, a metals recycling business, has existed since 1915. We maintain our corporate office at 6565 North MacArthur Boulevard in Irving, Texas, 75039, telephone number (214) 689-4300. Our fiscal year ends August 31st, and any reference in this Annual Report to any year refers to the fiscal year ended August 31st of that year, unless otherwise noted.

We have four reportable segments: Americas Recycling, Americas Mills, Americas Fabrication and International Mill. Financial information for the last three fiscal years concerning our segments is incorporated herein by reference from Note 21, Business Segments, which is contained in Part II, Item 8 of this Annual Report.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports are made available free of charge through the Investors section of our website, http://www.cmc.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC.

AMERICAS RECYCLING

Our Americas Recycling segment processes scrap metals for use as a raw material by manufacturers of new metal products. This segment operates 34 scrap metal processing facilities, with 14 locations in Texas, five locations in each of Florida and South Carolina, two locations in each of Georgia, Missouri, and North Carolina, and one location in each of Kansas, Louisiana, Oklahoma and Tennessee.

We purchase ferrous and nonferrous metals, processed and unprocessed, from a variety of sources in a variety of forms. Sources of metal for processing include manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, railroads, refineries, shipyards, ordinance depots, demolition businesses, automobile salvage firms, wrecking firms, small scrap metal collection firms and retail individuals.

Our scrap metal processing facilities typically consist of an office and warehouse building located on several acres of land that we use for receiving, sorting, processing and storing metals. These facilities utilize specialized equipment for processing both ferrous and nonferrous metal, and one of our facilities has extensive equipment that segregates metallic content from large quantities of insulated wire. Our larger scrap metal processing facilities utilize various equipment, such as scales, shears, baling presses, briquetting machines, conveyors, magnetic separators, presses, and shredders, which enable these facilities to efficiently process large volumes of scrap metals. We use cranes to handle scrap metals for processing and to load material for shipment. We transport processed scrap to customers, including our mills, by rail, truck - utilizing a fleet of trucks that we own or lease, as well as private haulers - and barge.

Americas Recycling operates five large shredding machines, two in Texas and one in each of Florida, Oklahoma, and South Carolina capable of pulverizing obsolete automobiles or other sources of scrap metal. We have three additional shredders, two operated by our Americas Mills segment and one operated by our International Mill segment. With the exception of precious metals, our U.S. scrap metal processing facilities recycle and process practically all types of metal.

We sell scrap metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous metal is the primary raw material for EAFs, such as those operated by our Americas Mills and International Mill segments. Our Irving, Texas office coordinates the sale of substantially all scrap metals from our metal processing facilities.

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

One customer represented approximately 15% of our Americas Recycling segment's net sales in fiscal 2018, and one customer represented 11% of this segment's net sales in fiscal 2017. No customers represented 10% or more of our Americas Recycling segment's net sales in fiscal 2016.

AMERICAS MILLS

Our Americas Mills segment includes our three EAF mini mills, two EAF micro mills, a rerolling mill, two scrap metal shredders, eight scrap metal processing facilities that directly support the mills, and a railroad salvage operation, all of which are based in the U.S.

Our three EAF mini mills, located in Alabama, South Carolina and Texas, our two EAF micro mills, located in Arizona and Oklahoma, and our rerolling mill, located in Arkansas, produce one or more of steel reinforcing bar ("rebar"), angles, flats, rounds, channels, fence post sections and other shapes. Our mills ship to a broad range of customers across all regions of the U.S. We utilize a fleet of trucks that we own or lease as well as private haulers and railcar to transport finished products. To minimize the cost of our products, to the extent feasibly consistent with market conditions and working capital demands, we prefer to operate our facilities at or near full capacity. Market conditions such as increases in quantities of competing imported steel, production rates at U.S. competitors, customer inventory levels or a decrease in non-residential construction activity may reduce demand for our products and limit our ability to operate at full capacity. Through operations and capital improvements, we strive to increase productivity, capacity and product mix at our mills. To remain competitive we regularly make substantial capital expenditures. Over the past three fiscal years, we invested approximately $404.1 million, or 74%, of total capital expenditures in our Americas Mills segment.

The following table presents the amount of steel melted, rolled and shipped by our six steel mills.

Short tons (in thousands)	2018	2017	2016
Melted	2,922	2,603	2,522
Rolled	2,673	2,476	2,382
Shipped	3,013	2,725	2,630

Descriptions of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our mills roll many different types and sizes of products in their range depending on market conditions, including pricing and demand. Our estimated annual capacity for finished goods of approximately 3.4 million short tons assumes a typical product mix and will vary with the products we produce.

Our EAF mini mills each consist of:

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

Our South Carolina mini mill manufactures a full line of bar-sized products, including rebar, corrosion-resistant rebar, angles, channels, flats, rounds, squares, and fence post sections. Our South Carolina mini mill sells primarily to customers in the fabrication industry; however, it also sells to service centers, manufacturers of original equipment, and the agricultural industry. In addition to the mini mill, we operate a steel fence post plant on the same site.

Our Texas mini mill manufactures a full line of bar-sized products, including rebar, corrosion-resistant rebar, angles, rounds, channels, flats, and other sections. This mini mill sells primarily to the fabrication, construction, energy and petrochemical industries; however, it also sells to service centers and manufacturers of original equipment. In addition to the mini mill, we operate a rebar fabrication facility, a shredder and downstream sorting equipment located on the same site.

Our micro mill in Arizona utilizes unique continuous process technology where metal flows uninterrupted from melting to casting to rolling. It is more compact than existing, larger capacity steel mini mills, and production is dedicated to a limited product range. This micro mill primarily produces rebar; however, it also manufactures fence post sections and is capable of producing other merchant sections. Our Arizona micro mill sells primarily to customers in the construction and fabrication industries, although it also sells to service centers. We operate a rebar fabrication facility located on the same site as the micro mill.

During 2018, we commissioned our new micro mill in Durant, Oklahoma. This micro mill utilizes the continuous process technology pioneered at our Arizona micro mill and, similarly, is more compact than existing, larger capacity steel mini mills, and production is dedicated to a limited product range. This micro mill primarily produces rebar and is uniquely equipped to produce spooled rebar. Additionally, our Oklahoma micro mill produces fence post sections to supply our automated post shop that is on the same site as the micro mill. Our Oklahoma micro mill sells primarily to customers in the construction and fabrication industries.

The primary raw material that our Alabama, Arizona, Oklahoma, South Carolina and Texas mills use is ferrous scrap metal. This segment operates eight metal processing facilities that directly support the mills: two in each of Alabama and South Carolina, and four in Texas. This segment also includes two shredders. We believe the supply of ferrous metal is adequate to meet our future needs, but it has historically been subject to significant price fluctuations which have occurred more rapidly over the last several years. All five of these mills consume large amounts of electricity and natural gas. We have not had any significant curtailments, and we believe that energy supplies are adequate. The supply and demand of regional and national energy and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.

Our smaller Arkansas rerolling mill primarily manufactures bed frame angles, t-stock, earth bar, and other specialty flat, angle and square shapes. This mill consists of a reheating furnace, rolling mill, cooling bed, finishing equipment and support facilities similar to, but on a smaller scale than, those at our other mills. This mill utilizes billets acquired either from our mills or unrelated suppliers or used rail, primarily salvaged from railroad abandonments. Our Arkansas rerolling mill primarily sells to customers in the construction and manufacturing industries. Since our Arkansas rerolling mill does not have melting facilities, the rerolling mill depends on an adequate supply of competitively priced billets or used rail.

Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between order receipt and delivery. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog, defined as the total value of unfulfilled orders, is a significant factor in the evaluation of these operations. Backlog at August 31, 2018 was approximately $326.4 million, compared to $224.4 million at August 31, 2017.

No customers represented 10% or more of our Americas Mills segment's net sales in fiscal 2018. One customer represented approximately 10% and 11% of our Americas Mills segment's net sales in fiscal 2017 and 2016, respectively.

AMERICAS FABRICATION

Our Americas Fabrication segment consists of our steel fabrication facilities that bend, weld, cut and fabricate steel, primarily rebar, and produce steel fence posts; warehouses that sell or rent products for the installation of concrete; and facilities that heat-treat steel to strengthen and provide flexibility.

Steel Fabrication
Through our Americas Fabrication segment we operate 38 facilities engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing steel, with four facilities fabricating only steel fence posts, including our new post shop in Durant, Oklahoma. We obtain steel for these facilities from our mills and third-party vendors.

We conduct steel fabrication activities at 12 locations in Texas, three locations in California, two locations in each of Colorado, Florida, Georgia, Illinois, Louisiana, South Carolina, and Virginia, and one location in each of Arizona, Hawaii, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Tennessee, and Utah.

Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums, and dams. Generally, we sell fabricated steel in response to a competitive bid solicitation from a construction contractor or a project owner. Typically, the contractor or project owner does not negotiate with the bidders individually.

Backlog in our steel fabrication operations was approximately $679.3 million at August 31, 2018, compared to $627.8 million at August 31, 2017. We do not consider other backlogs in the Americas Fabrication segment to be material.

Construction Services
Our Construction Services business unit sells and rents construction-related products and equipment to concrete installers and other businesses in the construction industry. We have 17 locations in Texas, six in Louisiana and one in Oklahoma where we store, sell and rent these construction-related products, which, with the exception of a small portion of steel products, are purchased from third-party suppliers.

Impact Metals

We provide heat-treated steel products through CMC Impact Metals, a subsidiary of CMC. CMC Impact Metals is one of North America's premier producers of high strength steel products. We operate facilities in Alabama and Pennsylvania, which manufacture high strength bar for the truck trailer industry, special bar quality steel for the energy market and armor plate for military vehicles. CMC Impact Metals works closely with our Alabama mini mill and other steel mills that sell specialized heat-treated steel for customer specific use.

No single customer accounted for 10% or more of our Americas Fabrication segment's net sales in fiscal 2018, 2017 or 2016.

INTERNATIONAL MILL

Our International Mill segment is comprised of our mini mill, recycling and fabrication operations located in Poland. Our subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), operates an EAF mini mill in Zawiercie, Poland. Our Poland EAF mini mill operates equipment similar to the equipment operated by our U.S. EAF mini mills. This segment's operations are conducted through: two rolling mills that produce primarily rebar and high quality merchant products; a specialty rod finishing mill; 12 scrap processing facilities, which includes a large capacity scrap metal shredding facility similar to the largest shredder we operate in the U.S.; and four steel fabrication facilities primarily for rebar and wire mesh.
Our Poland mini mill operates a flexible rolling mill designed to allow efficient and flexible production of a range of medium section merchant bar products. This rolling mill complements the facility's other rolling mill dedicated primarily to rebar production. Either rolling mill can feed an alternative finishing end designed to produce high grade wire rod. Our Poland mini mill has annual rolling capacity of approximately 1.3 million short tons.
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
Our fabrication operations in Poland have expanded downstream captive uses for a portion of the rebar and wire rod manufactured at the Poland mini mill. We conduct rebar fabrication activities in Zawiercie, Żyrardów and Rzeszów, Poland. These three rebar fabrication facilities are similar to those operated by our U.S. fabrication facilities and sell fabricated rebar primarily to contractors for incorporation into construction projects. In addition to fabricated rebar, these facilities sell fabricated mesh, assembled rebar cages and other rebar by-products.

Additionally, we operate a fabrication facility in Dąbrowa Górnicza, Poland that produces welded steel mesh, cold rolled wire rod and cold rolled rebar. This operation supplements sales of fabricated rebar by offering wire mesh to customers, which include metals service centers and construction contractors. We maintain a presence in the Polish fabrication market, but we also export to neighboring countries such as the Czech Republic, Germany and Slovakia.

Backlog in our Poland fabrication operations was approximately $53.5 million at August 31, 2018 compared to $48.3 million at August 31, 2017. Our Poland mini mill generally fills orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of this operation. No single customer represented 10% or more of our International Mill segment's net sales in fiscal 2018, 2017 or 2016.

SEASONALITY

Many of our mills and fabrication facilities serve customers in the construction industry. Due to the increase in construction during the spring and summer months, our net sales are generally higher in the third and fourth quarters of our fiscal year than in the first and second quarters.

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

Our Americas Mills segment competes with regional, national and international manufacturers of steel. We produce a significant percentage of the total domestic output of rebar and merchant bar. We do not produce a significant percentage of the total U.S. output of our other products. We compete primarily on the services we provide to our customers and on the price and quality of our products. See "Risk Factors — Risks Related to Our Industry" below.

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

Our International Mill segment competes with several large manufacturers of rebar and wire rod in Central and Eastern Europe, primarily on the basis of price, quality, delivery times and product availability. We believe we are the largest producer of merchant bars for the products we produce and the second largest producer of rebar and wire rod in Poland.

ENVIRONMENTAL MATTERS

A significant factor in our business is our compliance with environmental laws and regulations. See Part I, Item 1A, "Risk Factors — Risks Related to Our Industry" in this Annual Report. Compliance with and changes in various environmental requirements and environmental risks applicable to our industry may adversely affect our business, results of operations and financial condition.

Occasionally, we may be required to clean up or take remediation action with regard to sites we operate or formerly operated. We may also be required to pay for a portion of the cleanup or remediation cost at sites we never owned or at sites which we never operated, if we are found to have arranged for treatment or disposal of hazardous substances on the sites. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and analogous state statutes, we could be responsible for both the costs of cleanup as well as for associated natural resource damages. The U.S. Environmental Protection Agency ("EPA"), or equivalent state agency, has named us as a potentially responsible party ("PRP") at several federal Superfund sites or similar state sites. In some cases, these agencies allege that we are one of many PRPs responsible for the cleanup of a site because we sold scrap metals to or otherwise disposed of materials at the site. With respect to the sale of scrap metals, we contend that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that we do not control should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under federal law. In 2000, the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under federal law. Despite Congress' clarification of the intent of the federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials, and we continue to support clarification of state laws and regulations consistent with Congress' action.

New federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During fiscal 2018, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of $32.0 million. In addition, during fiscal 2018, we spent approximately $7.5 million on capital expenditures for environmental projects. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during fiscal 2019 to be approximately $4.7 million.

EMPLOYEES

As of August 31, 2018, the Company employed the following numbers of employees in each reportable segment and Corporate:

Segment	Number of Employees
Americas Recycling	1,304
Americas Mills	1,932
Americas Fabrication	3,282
International Mill	2,014
Corporate & Other	368
Total	8,900

Certain of our employees belong to unions for collective bargaining purposes, including (i) employees at one metal processing facility in our Americas Recycling segment, (ii) employees at five fabrication facilities in our Americas Fabrication segment, and (iii) approximately 37% of the employees in our International Mill segment. We believe that our labor relations are generally good to excellent and that our work force is highly motivated.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors typically elects officers at its first meeting after our annual meeting of stockholders. Our executive officers continue to serve for terms set from time to time by our Board of Directors in its discretion. The table below sets forth the name, current position and offices, age and period served for each of our executive officers.

			EXECUTIVE
NAME	CURRENT POSITION & OFFICES	AGE	OFFICER SINCE
Barbara R. Smith	Chairman of the Board, President and Chief Executive Officer	59	2011
Adam R. Hickey	Vice President and Chief Accounting Officer	43	2012
Paul K. Kirkpatrick	Vice President, General Counsel and Corporate Secretary	47	2013
Paul J. Lawrence	Vice President of Finance	48	2016
Mary A. Lindsey	Senior Vice President and Chief Financial Officer	63	2016
Tracy L. Porter	Executive Vice President and Chief Operating Officer	61	2010

Barbara R. Smith joined the Company in May 2011 as Senior Vice President and Chief Financial Officer. Ms. Smith was appointed Chief Operating Officer in January 2016, President and Chief Operating Officer in January 2017 and President and Chief Executive Officer in September 2017. She was appointed to our Board of Directors on September 1, 2017 and was named Chairman of the Board of Directors on January 11, 2018. Prior to joining the Company, Ms. Smith served as Vice President and Chief Financial Officer of Gerdau Ameristeel Corporation, a mini mill steel producer, from July 2007 to May 2011, after joining Gerdau Ameristeel as Treasurer in July 2006. From February 2005 to July 2006, she served as Senior Vice President and Chief Financial Officer of FARO Technologies, Inc., a developer and manufacturer of 3-D measurement and imaging systems. From 1981 to 2005, Ms. Smith was employed by Alcoa Inc., a producer of primary aluminum, fabricated aluminum and alumina, where she held various financial leadership positions, including Vice President of Finance for Alcoa's Aerospace, Automotive & Commercial Transportation Group, Vice President and Chief Financial Officer for Alcoa Fujikura Ltd. and Director of Internal Audit.

Adam R. Hickey joined the Company in February 2004 as a Senior Accountant at our corporate headquarters. From October 2006 to April 2012, Mr. Hickey held various financial leadership roles of increasing responsibility in the Americas operations, most recently as the Controller of the CMC Americas division. In April 2012, Mr. Hickey was appointed Vice President and Controller of the Company and in January 2017, was named Vice President and Chief Accounting Officer. From September 1998 to January 2004, Mr. Hickey worked in the assurance practice at PricewaterhouseCoopers in Dallas, Texas.

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

Paul J. Lawrence joined the Company in February 2016 as Vice President of Finance. He was appointed Vice President of Finance and Treasurer in September 2016; Treasurer, Vice President of Financial Planning and Analysis in January 2017; and Vice President of Finance in June 2018. Prior to joining the Company, Mr. Lawrence served as North American Information Technology Leader of Gerdau Long Steel North America, a U.S. steel producer, from 2014 to 2016, and from 2010 to 2014, he served as Gerdau Template Deployment Leader at Gerdau Long Steel North America.  From 2003 to 2010, Mr. Lawrence held a variety of financial roles at Gerdau Ameristeel Corporation, including Assistant Vice President and Corporate Controller, and Deputy Corporate Controller.  From 1998 to 2002, Mr. Lawrence held several financial positions with Co-Steel Inc., which was acquired by Gerdau SA.

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

Tracy L. Porter joined the Company in 1991 and has held various positions within the Company, including General Manager of CMC Steel Arkansas at Magnolia, Arkansas, head of the Company's Rebar Fabrication Division, and Interim President of CMC

Americas Division. Mr. Porter served as Vice President of the Company and President of CMC Americas Division from April 2010 to July 2010. Mr. Porter was appointed Senior Vice President of the Company and President of CMC Americas Division in July 2010, Executive Vice President, CMC Operations in September 2016, and Executive Vice President and Chief Operating Officer in April 2018.

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

RISKS RELATED TO OUR INDUSTRY

Our industry and the industries we serve are vulnerable to global economic conditions.

Metals industries and commodity products have historically been vulnerable to significant declines in consumption, global overcapacity and depressed product pricing during prolonged periods of economic downturn. Our business supports cyclical industries such as commercial, government and residential construction, energy, metals service center, petrochemical and original equipment manufacturing. We may experience significant fluctuations in demand for our products from these industries based on global or regional economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. Although the residential housing market is not a significant direct factor in our business, related commercial and infrastructure construction activities, such as shopping centers, schools and roads, could be adversely impacted by a prolonged slump in new housing construction. Our business, results of operations and financial condition are adversely affected when the industries we serve suffer a prolonged downturn or anemic growth. Because we do not have unlimited backlogs, our business, results of operations and financial condition are promptly affected by short-term economic fluctuations.

Although we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of current economic conditions that are contributing to current demand for our products compared to pre-recession levels. Future economic downturns or a prolonged period of slow growth or economic stagnation could materially adversely affect our business, results of operations and financial condition.

We are vulnerable to the economic conditions in the regions in which our operations are concentrated.

Our geographic concentration in the southern and southwestern U.S. as well as Central Europe exposes us to the local market conditions in these regions. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity in one of these regions could adversely affect demand for our products and, consequently, our sales and profitability. As a result, our financial results are substantially dependent upon the overall economic conditions in these areas.

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

We believe the downward pressure on, and periodically depressed levels of, U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. While some tariffs and quotas are periodically put into effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., there is no assurance that tariffs and quotas will always be levied, even if otherwise justified, and even when imposed many of these are short-lived or ineffective.

On March 8, 2018, President Trump signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite period of time under Section 232 of the Trade Expansion Act of 1962. The tariff will be imposed on all steel imports with the exception of steel imported from Canada, Mexico and Australia, and the administration is considering exemption requests from other countries. We expect that this tariff, while in effect, will discourage some steel imports from non-exempt countries. However, we do not yet have sufficient information to evaluate in detail the possible impact of this tariff on our operations or results. When this or other tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

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

New facilities that we may build, especially steel mills, like the micro mill we built in Durant, Oklahoma, are required to obtain several environmental permits before significant construction or commencement of operations. Delays in obtaining permits or unanticipated conditions in such permits could delay the project or increase construction costs or operating expenses. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our EAF mills generate electric arc furnace dust ("EAF dust"), which the EPA and other regulatory authorities classify as hazardous waste. EAF dust and other industrial waste and hazardous waste require special handling, recycling or disposal.

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

We are involved, and may in the future become involved, in various environmental matters that may result in fines, penalties or judgments being assessed against us or liability imposed upon us which we cannot presently estimate or reasonably foresee and which may have a material impact on our business, results of operations and financial condition.

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

If our access to credit is limited or impaired, our business, results of operations and financial condition could be adversely impacted. Our senior unsecured debt is rated by Standard & Poor's Corporation, Moody's Investors Service and Fitch Group, Inc. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings (loss), fixed charges such as interest, cash flows, total debt outstanding, off-balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Any downgrades in our credit ratings may make raising capital more difficult, increase the cost and affect the terms of future borrowings, affect the terms under which we purchase goods and services and limit our ability to take advantage of potential business opportunities. We could also be adversely affected if our banks refused to honor their contractual commitments or cease lending.

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

From time to time in the past, some of our customers have sought to renegotiate or cancel their existing purchase commitments with us. In addition, some of our customers have breached previously agreed upon contracts to buy our products by refusing delivery of the products.

Where appropriate, we have and will in the future pursue litigation to recover our damages resulting from customer contract defaults. We also use credit insurance in Poland to mitigate the risk of customer insolvency. However, it is possible that we may not be capable of recovering all of our insured losses if the insurers with whom our accounts receivable are insured experience significant losses threatening their viability. Additionally, credit insurance policies typically have relatively short policy periods and require pre-approval of customers with maximum insured limits established by the customer. If credit insurers incur large losses, the insurance may be more difficult and more costly to secure and may be on less favorable terms. In addition, a significant amount of our accounts receivable are considered to be open account uninsured accounts receivable. A large number of our customers defaulting on existing contractual obligations to purchase our products could have a material adverse effect on our business, results of operations and financial condition.

The agreements governing our notes and our other debt contain financial covenants and impose restrictions on our business.

The indenture governing our 4.875% senior notes due 2023, our 5.750% senior notes due 2026, and our 5.375% senior notes due 2027 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consolidate or merge. In addition to these restrictions, our credit facility contains covenants that restrict our ability to, among other things, enter into transactions with affiliates and guarantee the debt of some of our subsidiaries. Our credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including maximum debt to capitalization and interest coverage ratios.

Other agreements that we may enter into in the future may contain covenants imposing significant restrictions on our business that are similar to, or in addition to, the covenants under our existing agreements. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in a default under the indenture governing our notes or under our other debt agreements. An event of default under our debt agreements would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we were unable to repay debt to our secured lenders or if we incur secured debt in the future, these lenders could proceed against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on our notes.

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

On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), following its passage by the United States Congress, which significantly changed the U.S. corporate income tax system. The TCJA requires complex computations to be performed which require significant judgments, estimates and calculations to be made in interpreting its provisions. The U.S. Treasury Department, the Internal Revenue Service, and other federal or state standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. As we continue our ongoing analysis of the TCJA and its related interpretations, including interpretation of any additional guidance, we may be required to make adjustments to amounts that we have previously recorded that may adversely impact our results of operations and financial condition.

Goodwill impairment charges in the future could have a material adverse effect on our business, results of operations and financial condition.

We review the recoverability of goodwill annually, as of the first day of our fiscal fourth quarter, and whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable.

The impairment tests require us to make an estimate of the fair value of our reporting units and other long-lived assets. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) our cost of capital; (iii) higher material prices; (iv) slower growth rates in our industry; and (v) changes in the market based discount rates. Since a number of factors may influence determinations of fair value of goodwill, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future, and there can be no assurance that continued conditions will not result in future impairments of goodwill. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or the general business climate; (vi) an adverse action or assessment by a regulator; (vii) a significant downturn in non-residential construction markets in the U.S.; and (viii) levels of imported steel into the U.S. Any such impairment would result in us recognizing a non-cash charge in our consolidated statements of earnings, which could adversely affect our business, results of operations and financial condition.

Impairment of long-lived assets in the future could have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of property, plant and equipment and finite-lived intangible assets that may be subject to impairment testing. Long-lived assets are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the net carrying value of the asset or group of assets exceeds our estimate of future undiscounted cash flows of the operations related to the asset, the excess of the net book value over estimated fair value is charged to impairment loss in the consolidated statements of earnings. The primary factors that affect estimates of future cash flows for these long-lived asset groups are (i) management's scrap price outlook; (ii) scrap demand; (iii) working capital changes; (iv) capital expenditures; and (v) selling, general and administrative expenses. There can be no assurance that continued market conditions, demand for our products, or facility utilization levels or other factors will not result in future impairment charges.

Increases in the value of the U.S. dollar relative to other currencies may adversely affect our business, results of operations and financial condition.

An increase in the value of the U.S. dollar may adversely affect our business, results of operations and financial condition, and in particular, the increased strength of the U.S. dollar as compared to China's renminbi or the euro could adversely affect our business, results of operations and financial condition. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the U.S. by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of nonferrous scrap metal by our Americas Recycling segment, we have not recently been a significant exporter of metal products from our U.S. operations. Economic difficulties in some large steel-producing regions of the world, resulting in lower local demand for steel products, have historically encouraged greater steel exports to the U.S. at depressed prices which can be exacerbated by a strong U.S. dollar. As a result, our products that are made in the U.S. may become relatively more expensive as compared to imported steel, which has had, and in the future could have, a negative impact on our business, results of operations and financial condition.

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

We have significant facilities in Poland. Our Polish operations generated approximately 19% of our fiscal 2018 net sales. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk discussed above, including:

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

Operating, commodity and market risks associated with our new micro mill in Durant, Oklahoma could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investment.

 Although we have successfully commissioned and operated similar technology in Mesa, Arizona, there are technological, operational and market risks associated with our newest micro mill, located in Durant, Oklahoma. We believe this micro mill should be capable of consistently producing high-quality reinforcing bar and other products, and in sufficient quantities and at a cost that will compare favorably with other similar steel manufacturing facilities; however, this micro mill has been in operation for less than a year, and there can be no assurance that these expectations will be achieved. If we encounter systems or process difficulties or quality control restrictions, our costs could materially increase, the expected cost benefits from the development of this micro mill could be diminished or lost, and we could lose all or a substantial portion of our investment. We could also encounter commodity market risk if, during a sustained period, the cost to manufacture is greater than projected.

Scrap and other supplies for our business are subject to significant price fluctuations and limited availability, which may adversely affect our business, results of operations and financial condition.

At any given time, we may be unable to obtain an adequate supply of critical raw materials at a price and other terms acceptable to us. We depend on ferrous scrap, the primary feedstock for our steel mills, and other supplies such as graphite electrodes and ferroalloys for our steel mill operations. The price of scrap and other supplies has historically been subject to significant fluctuation, and we may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our domestic fabrication segment's fixed price contracts. The profitability of our steel mill operations and domestic fabrication segments would be adversely affected if we are unable to pass on to our customers increased raw material and supply costs. Changing processes could potentially impact the volume of scrap metal available to us and the volume and realized margins of processed metal we sell.

The purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or resell to others, are highly volatile. A prolonged period of low scrap prices or a fall in scrap prices could reduce our ability to obtain, process and sell recycled material, which could have a material adverse effect on our metals recycling operations business, results of operations and financial condition. Our ability to respond to changing recycled metal selling prices may be limited by competitive or other factors during periods of low scrap prices, when the supply of scrap may decline considerably, as scrap generators hold onto their scrap in the hope of getting higher prices later. Conversely, increased foreign demand for scrap due to economic expansion in countries such as China, India, Brazil and Turkey can result in an outflow of available domestic scrap as well as higher scrap prices that cannot always be passed on to domestic scrap consumers, further reducing the available domestic scrap flows and scrap margins, all of which could adversely affect our sales and profitability.

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

Our EAF mills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. As large consumers of electricity and gas, often the largest in the geographic area where our mills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas, several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse effect on the costs of operating our mills and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our customers. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices would increase our costs and adversely affect many of our customers' financial results, which in turn could result in reduced margins and declining demand for our products. Rapid increases in fuel costs may also negatively impact our ability to charter ships for international deliveries at anticipated freight rates, thereby decreasing our margins on those transactions or causing our customers to look for alternative sources of supply.

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

Our product lines and worldwide operations expose us to risks associated with fluctuations in foreign currency exchange rates, commodity prices and interest rates. As part of our risk management program, we sometimes use financial instruments, including metals commodity futures, natural gas forward contracts, freight forward contracts, foreign currency exchange forward contracts and interest rate swap contracts. While intended to reduce the effects of fluctuations in these prices and rates, these transactions may limit our potential gains or expose us to losses. If our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered, such as the London Metal Exchange, fail to honor their obligations due to financial distress, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

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

We are involved in various litigation matters, including regulatory proceedings, administrative proceedings, governmental investigations, environmental matters and construction contract disputes. The nature of our operations also exposes us to possible litigation claims in the future. Because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse effect on our business, results of operations and financial condition. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, results of operations and financial condition. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. See Part I, Item 3, Legal Proceedings of this Annual Report, for a description of our current significant legal proceedings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our principal properties as of August 31, 2018. These properties are owned by us and not subject to any significant encumbrances, or are leased by us. We consider all properties to be appropriately utilized, suitable and adequate to meet the requirements of our present and foreseeable future operations. Refer to Part I, Item 1, Business, included in this Annual Report for a discussion of the nature of our operations.

Segment and Operation	Location	Site Acreage Owned	Site Acreage Leased	Approximate Building Square Footage	Capacity (Millions of Short Tons)(1)
Americas Recycling					3.8
Recycling	Five locations in Florida	107	—	150,000
Recycling	Two locations in Georgia	32	—	110,000
Recycling	Independence, Kansas	5	5	10,000
Recycling	Shreveport, Louisiana	6	2	20,000
Recycling	Two locations in Missouri	42	3	90,000
Recycling	Two locations in North Carolina	32	—	100,000
Recycling	Tulsa, Oklahoma	29	—	50,000
Recycling	Five locations in South Carolina	147	2	270,000
Recycling	Chattanooga, Tennessee	19	—	160,000
Recycling	Fourteen locations in Texas	230	9	390,000
Americas Mills					3.4
Steel Mini Mill	Birmingham, Alabama	71	1	560,000
Steel Micro Mill	Mesa, Arizona	229	—	300,000
Steel Rerolling Mill	Magnolia, Arkansas	123	—	280,000
Steel Micro Mill	Durant, Oklahoma	400	—	290,000
Steel Mini Mill	Cayce, South Carolina	142	—	760,000
Steel Mini Mill	Seguin, Texas	661	—	870,000
Recycling	Two locations in Alabama	24	—	40,000
Recycling	Two locations in South Carolina	166	—	50,000
Recycling	Four locations in Texas	21	26	240,000
Americas Fabrication					1.6
Fabrication	Mesa, Arizona	—	—	50,000
Fabrication	Three locations in California	27	—	180,000
Fabrication	Two locations in Colorado	8	—	120,000
Fabrication	Two locations in Florida	15	—	100,000
Fabrication	Two locations in Georgia	19	8	220,000
Fabrication	Kapolei, Hawaii	5	—	40,000
Fabrication	Two locations in Illinois	11	10	110,000
Fabrication	Two locations in Louisiana	21	—	190,000
Fabrication	Polo, Missouri	40	—	30,000
Fabrication	Gastonia, North Carolina	16	—	90,000
Fabrication	Las Vegas, Nevada	7	—	10,000
Fabrication	Albuquerque, New Mexico	4	—	20,000
Fabrication	Durant, Oklahoma	—	—	80,000
Fabrication	Two locations in South Carolina	8	—	100,000
Fabrication	Nashville, Tennessee	3	—	40,000

Fabrication	Twelve locations in Texas	95	2	830,000
Fabrication	Brigham City, Utah	20	—	100,000
Fabrication	Two locations in Virginia	10	—	60,000
Construction Services	Six locations in Louisiana	7	6	110,000
Construction Services	Tulsa, Oklahoma	—	2	30,000
Construction Services	Seventeen locations in Texas	24	43	240,000
Impact Metals	Pell City, Alabama	20	—	220,000
Impact Metals	Chicora, Pennsylvania	92	—	80,000
International Mill
Steel Mini Mill	Zawiercie, Poland	517	—	2,760,000	1.3
Fabrication	Four locations in Poland	22	1	230,000	0.3
Recycling	Twelve locations in Poland	108	5	150,000	0.6

(1) Refer to Part I, Item 1, Business, included in this Annual Report for a discussion of the calculation of capacity for our mill-related segments.

We lease the 132,395 square foot office space occupied by our corporate headquarters in Irving, Texas.

The leases in the table above generally expire on various dates over the next six years, with the exception of the CMCP leases. Several of the leases have renewal options. We have generally been able to renew leases prior to their expiration. We estimate our minimum annual rental obligation for our real estate operating leases in effect at August 31, 2018, to be paid during fiscal 2019, to be approximately $6.1 million.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and government investigations, including environmental matters.

On April 28, 2016, the Company was served with a lawsuit filed by Ector County, Texas and the State of Texas by and through the Texas Commission on Environmental Quality ("TCEQ") alleging violations of the Texas Solid Waste Disposal Act, the Texas Water Code, the Texas Clean Air Act, and TCEQ rules on spill prevention and control. The Plaintiffs amended their petition in February 2017 to include violations of TCEQ rules on recycling and storm water permits. The Plaintiffs further amended their petition in April 2017, broadening their allegations. The lawsuit, filed in the 201st Judicial District Court of Travis County, Texas, alleged improper disposal of solid waste and unauthorized outdoor burning activity at the Company’s recycling facility located in Odessa, Texas. The lawsuit sought a penalty for each day of alleged violation under the Texas Health & Safety Code, the Texas Water Code, or the Texas Administrative Code. The parties agreed to a mediated settlement on December 1, 2017 and entered into an Agreed Final Judgment on June 12, 2018. The Agreed Final Judgment was approved by the State of Texas on July 24, 2018. Under the settlement, the Company paid $1.1 million, net of insurance recoveries. The Company denies any wrongdoing in connection with the alleged claims, and the settlement does not contain an admission of liability from the Company.

We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered PRPs and may be obligated under CERCLA, or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at ten locations. The notices refer to the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, the Industrial Salvage site in Corpus Christi, Texas, and the Ward Transformer site in Raleigh, North Carolina. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this Annual Report, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND DIVIDEND INFORMATION

The table below summarizes the high and low prices per share of CMC common stock (as reported on the New York Stock Exchange), and the quarterly cash dividends per share that CMC paid for the past two fiscal years.

PRICE RANGE OF COMMON STOCK

2018 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$22.15	$17.38	$0.12
2nd	26.72	19.24	0.12
3rd	26.59	19.12	0.12
4th	24.72	20.43	0.12

2017 FISCAL QUARTER	HIGH	LOW	CASH DIVIDENDS
1st	$22.58	$14.58	$0.12
2nd	24.64	19.90	0.12
3rd	22.32	17.16	0.12
4th	21.00	17.05	0.12

The number of stockholders of record of CMC common stock at October 23, 2018 was 2,855.

EQUITY COMPENSATION PLANS

The following table presents information about our equity compensation plans as of August 31, 2018:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity
Compensation plans approved by security holders	1,848,957	$16.71	10,862,031
Equity
Compensation plans not approved by security holders	—	—	—
Total	1,848,957	$16.71	10,862,031

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of CMC common stock during the five year period beginning September 1, 2013 and ending August 31, 2018 with the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the Standard & Poor's Steel Industry Group Index (the "S&P Steel"). Each index assumes $100 invested at the close of trading August 31, 2013, and reinvestment of dividends.

	8/31/13	8/31/14	8/31/15	8/31/16	8/31/17	8/31/18
Commercial Metals Company	100.00	119.14	111.67	113.94	142.21	166.38
S&P 500	100.00	125.25	125.84	141.64	164.64	197.01
S&P Steel	100.00	128.76	102.66	119.14	138.97	161.61

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended August 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data derived from our audited financial statements for each of the five years in the period ended August 31, 2018. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II, Item 7 of this Annual Report and the consolidated financial statements and the accompanying notes set forth in Part II, Item 8 of this Annual Report.

	Year Ended August 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Net sales*	$4,643,723	$3,844,069	$3,596,068	$4,452,026	$5,027,975
Earnings from continuing operations	135,237	50,175	62,001	58,583	84,096
Basic earnings per share from continuing operations	1.16	0.43	0.54	0.50	0.72
Diluted earnings per share from continuing operations	1.14	0.43	0.53	0.50	0.71
Cash dividends per share	0.48	0.48	0.48	0.48	0.48
Capital expenditures	174,655	213,120	163,332	119,580	101,749

	Year Ended August 31,
	2018	2017	2016	2015	2014
Total assets	$3,328,304	$2,975,131	$3,130,869	$3,439,951	$3,833,708
Long-term debt (includes current maturities)	1,158,365	824,762	1,071,417	1,282,355	1,282,212
Stockholders' equity	1,493,397	1,400,757	1,367,272	1,381,225	1,472,695
__________________________
* Excludes divisions classified as discontinued operations. For additional information on discontinued operations, see Note 3, Changes in Business, to the consolidated financial statements included in this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies provided by our recent acquisitions, demand for our products, steel margins, the ability to operate our mills at full capacity, future supplies of raw materials and energy for our operations, share repurchases, legal proceedings, renewing the credit facilities of our Polish subsidiary, the reinvestment of undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, our new Oklahoma micro mill, estimated contractual obligations, the planned acquisition of substantially all of the U.S. rebar fabrication facilities and the steel mini mills located in or around Rancho Cucamonga, California, Jacksonville, Florida, Sayreville, New Jersey and Knoxville, Tennessee currently owned by Gerdau S.A. and certain of its subsidiaries (collectively, the “Business”) and the timing thereof, the ability to obtain regulatory approvals and meet other closing conditions for the planned acquisition of the Business, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Annual Report is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, "Risk Factors" of this Annual Report as well as the following:

•	changes in economic conditions which affect demand for our products or construction activity generally, and the impact of such changes on the highly cyclical steel industry;

•
rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices or reducing the profitability of our fabrication contracts due to rising commodity prices;

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

•	unfavorable reaction to the acquisition of the Business by customers, competitors, suppliers and employees;

•	lower than expected future levels of revenues and higher than expected future costs;

•	failure or inability to implement growth strategies in a timely manner;

•	impact of goodwill impairment charges;

•	impact of long-lived asset impairment charges;

•	currency fluctuations;

•	global factors, including political uncertainties and military conflicts;

•	availability and pricing of electricity, electrodes and natural gas for mill operations;

•	ability to hire and retain key executives and other employees;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	information technology interruptions and breaches in security;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials and other items over which we exert little influence, including scrap metal, energy and insurance;

•	unexpected equipment failures;

•	ability to realize the anticipated benefits of our investment in our new micro mill in Durant, Oklahoma;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	impacts of the TCJA; and

•	increased costs related to health care reform legislation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report.

OVERVIEW

As a vertically integrated organization, we manufacture, recycle and market steel and metal products, related materials and services through a network including four EAF mini mills, two EAF micro mills, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses, and metal recycling facilities in the U.S. and Poland. Our operations are conducted through four reportable segments: Americas Recycling, Americas Mills, Americas Fabrication and International Mill. See Part I, Item 1. Business, for further information regarding our business and segments.

RESULTS OF OPERATIONS SUMMARY

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Year Ended August 31,
(in thousands except per share data)	2018	2017	2016
Net sales*	$4,643,723	$3,844,069	$3,596,068
Earnings from continuing operations	135,237	50,175	62,001
Diluted earnings per share*	1.14	0.43	0.53
* from continuing operations

Fiscal Year 2018 Compared to Fiscal Year 2017

Continued improvement in global economic conditions in fiscal 2018, including increased steel consumption in energy and heavy machinery end-use markets, increased non-residential construction, and rising scrap prices, resulted in increases in net sales of $799.7 million, or 21%, and increased earnings from continuing operations by $85.1 million, or 170%, in both cases compared to fiscal 2017. These market conditions have led to increased pricing and margin expansion in our primary product offerings, which favorably impacted our year-over-year selling prices and profitability in our Americas Recycling, Americas Mills, and International Mill segments. Average selling prices in our Americas Fabrication segment, however, have not kept pace with increased input and production costs, resulting in reduced year–over–year results. However, new contract bookings indicate that pricing in this segment is beginning to reflect increased input costs.

We have incurred costs throughout fiscal 2018 related to the pending acquisition of the Business. These costs are reflected in the year-to-date results of our Corporate and Other segment. Additionally, our results for the twelve months ended August 31, 2018 include expenses in our Americas Mills segment related to start-up activities of our new micro mill in Durant, Oklahoma. During fiscal 2018, in connection with the disposition of certain non-core assets in our Americas Fabrication segment, we recorded an asset impairment of $13.7 million. Our fiscal 2018 results also reflect the estimated year-to-date discrete impact that the TCJA had on our net earnings.

During fiscal 2018, we concluded the wind down of our operations in the International Marketing and Distribution segment, the results of which are included in discontinued operations. As of August 31, 2018, we have collected substantially all proceeds related to the exit of this segment. See Note 3, Changes in Business, for further discussion of the wind down of the International Marketing and Distribution segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2018 increased $14.1 million compared to fiscal 2017. The increase was primarily due to a $17.4 million increase in professional services for acquisition-related activities, partially offset by a $3.0 million decrease in employee-related expenses.

Interest Expense

Interest expense from continuing operations in fiscal 2018 decreased $3.2 million compared to fiscal 2017 due to (i) an $18.7 million decrease in fiscal 2018 as a result of the repayment of long-term debt during the fourth quarter of 2017, partially offset by (ii) an $11.7 million reduction in gains on interest rate swap transactions in fiscal 2018 resulting from the repayment of long-term debt during fiscal 2017 and (iii) a $2.5 million reduction in capitalized interest expense in fiscal 2018, primarily related to construction of our steel micro mill in Durant, Oklahoma. See Note 10, Credit Arrangements, for additional information regarding the repayment of long-term debt.

Income Taxes

Our effective income tax rate from continuing operations for the year ended August 31, 2018 was 18.2% compared to 23.3% for the year ended August 31, 2017. The year-over-year decrease was primarily due to $8.2 million of benefit on fiscal 2018 earnings from the reduction in the statutory corporate tax rate from 35% to a blended rate of 25.7% as a result of the TCJA as well as the following discrete benefits recorded during fiscal 2018: (i) $6.1 million related to a worthless stock deduction from the reorganization and exit of our steel trading business headquartered in the United Kingdom, (ii) $4.7 million related to federal research and experimentation expenditures and (iii) $3.2 million related to net favorable adjustments resulting from an audit settlement. These benefits were partially offset by $11.0 million in additional income tax expense recorded for the effects of the TCJA. See Note 14, Income Tax, for further discussion of the effects of the TCJA.

Fiscal Year 2017 Compared to Fiscal Year 2016

Summary

Net sales for fiscal 2017 increased $248.0 million, or 7%, compared to fiscal 2016. The increase in net sales was primarily due to increasing ferrous scrap prices throughout fiscal 2017, strong scrap demand from increased U.S. steel mill capacity utilization, improved demand in the construction and energy markets and increasing average selling prices in Poland due to lower rebar imports.

Earnings from continuing operations were $50.2 million and $62.0 million for fiscal years 2017 and 2016, respectively. The year-over-year decrease was primarily due to margin pressures faced by our Americas Mills and Americas Fabrication segments from aggressive competition spurred by continued high levels of imported rebar into the U.S. at low pricing. Partially offsetting these margin pressures were improved results in fiscal 2017 in our Americas Recycling segment, resulting from rising scrap prices and margin expansion. Additionally, our International Mill segment realized improved 2017 results, driven primarily by an increase in volumes. Also contributing to the decline in year-over-year earnings from continuing operations, in fiscal 2017 we recognized an increase in debt extinguishment costs of $11.2 million and a $4.7 million increase in severance costs. Our results also include a reduction in year-over-year impairment charges of $38.3 million, primarily related to the impairment of certain long-lived assets in our Americas Recycling segment during fiscal 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in fiscal 2017 increased $3.6 million compared to fiscal 2016. The increase was primarily due to a $7.1 million increase in professional services and a $1.4 million increase in employee-related expenses. The increase was partially offset by a $4.5 million decrease in bad debt expense.

Interest Expense

Interest expense from continuing operations in fiscal 2017 decreased $18.8 million compared to fiscal 2016 primarily due to: (i) a $7.8 million decrease in cash interest expense from the repayment of long-term debt during fiscal years 2016 and 2017; (ii) a $4.1 million acceleration of unamortized deferred gains on interest rate swap transactions as a result of early extinguishment of long-term debt; and (iii) a $6.5 million increase in capitalized interest, which decreased interest expense, related to construction of our micro mill in Durant, Oklahoma. See Note 10, Credit Arrangements, for additional information regarding the repayment of long-term debt.

Income Taxes

Our effective income tax rate from continuing operations for the year ended August 31, 2017 was 23.3% compared to 18.4% for the year ended August 31, 2016. The year-over-year increase in our effective income tax rate was primarily due to a non-recurring $10.3 million discrete benefit recorded during fiscal 2016 related to the settlement of an audit. Our income tax rate in fiscal 2017 also increased due to a lower benefit realized under Section 199 of the Internal Revenue Code ("Section 199") compared to the benefit realized during fiscal 2016. The decrease in the Section 199 benefit was primarily driven by lower income before income taxes in the U.S. Our fiscal 2017 effective tax rate was less than the statutory rate of 35% due to benefits from a higher proportion of global income earned from operations in countries that have lower statutory income tax rates than the U.S., including Poland, which has a statutory income tax rate of 19%. Additionally, our effective income tax rate was favorably impacted by a non-taxable gain on assets related to our nonqualified Benefits Restoration Plan ("BRP"), which was larger than the comparable non-taxable gain recognized during fiscal 2016.

SEGMENTS

Unless otherwise indicated, results for our reportable segments are from continuing operations. All amounts are computed and presented in a manner that is consistent with the basis in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 21, Business Segments, for further information on how we evaluate financial performance of our segments.

Fiscal Year 2018 Compared to Fiscal Year 2017

Americas Recycling

	Year Ended August 31,
(in thousands)	2018	2017
Net sales	$1,365,429	$1,011,500
Adjusted EBITDA	68,694	33,541

Average selling price (per short ton)
Ferrous	$289	$242
Nonferrous	2,238	2,019

Short tons shipped (in thousands)
Ferrous	2,435	1,999
Nonferrous	263	234
Total short tons shipped	2,698	2,233

Net sales in fiscal 2018 increased $353.9 million, or 35%, compared to fiscal 2017 as a result of increases in ferrous and nonferrous short tons shipped of 22% and 12%, respectively, coupled with increased ferrous and nonferrous selling prices of $47 and $219 per short ton, respectively. Improvements in total short tons shipped contributed to approximately 56% of the total year-over-year increase in net sales. Increases in both ferrous and nonferrous selling prices and shipments resulted from strong scrap demand due to increased domestic steel mill capacity utilization. Also driving the increase in ferrous tons shipped in fiscal 2018, as compared to fiscal 2017, was our acquisition of seven recycling facilities during the third quarter of fiscal 2017. These additional facilities accounted for approximately 65% of the year-over-year increase in total short tons shipped. See Note 3, Changes in Business, for further information regarding the acquisition of these recycling facilities.

Adjusted EBITDA in fiscal 2018 increased $35.2 million compared to fiscal 2017 primarily due to increases of 19% and 9% in average ferrous and nonferrous metal margins, respectively, coupled with increases in both ferrous and nonferrous tons shipped. Partially offsetting the impact of increased margins and volumes on adjusted EBITDA were increased year-over-year operating costs of approximately $3 per ton related to repairs and maintenance and supply costs, as well as a 2% per ton increase in freight. Adjusted EBITDA included non-cash stock compensation expense of $1.3 million and $0.8 million, in fiscal 2018 and 2017, respectively.

Americas Mills

	Year Ended August 31,
(in thousands)	2018	2017
Net sales	$1,996,903	$1,565,454
Adjusted EBITDA	301,805	224,183

Average price (per short ton)
Total selling price	$612	$526
Cost of ferrous scrap utilized	303	243
Metal margin	309	283

Short tons (in thousands)
Melted	2,922	2,603
Rolled	2,673	2,476
Shipped	3,013	2,725

Net sales in fiscal 2018 increased $431.4 million, or 28%, compared to fiscal 2017. The increase in net sales for fiscal 2018 was primarily due to an increase in average selling price of $86 per short ton, contributing to approximately 60% of the total year-over-year increase, largely in response to the rising scrap prices described above in our Americas Recycling segment. Also contributing to the increase in net sales in fiscal 2018 over fiscal 2017 was an 11% increase in volumes, as shipments increased by 288 short tons, including 91 short tons shipped by our new micro mill in Durant during fiscal 2018.  Increased volumes across all mills are a result of improved demand from the service center industry, increased spending in non-residential construction and general improvement in the energy and industrial machinery sectors.

Adjusted EBITDA in fiscal 2018 increased $77.6 million compared to fiscal 2017 due to an increase in average metal margin of $26 per short ton as average selling prices outpaced ferrous scrap cost increases. Partially offsetting margin expansion were increases in freight costs of 5% per ton, and increased conversion costs of approximately $2 per ton, due to increased prices for electrodes and alloys compared to fiscal 2017. Adjusted EBITDA included non-cash stock compensation expense of $5.2 million and $3.8 million, in fiscal 2018 and 2017, respectively. Adjusted EBITDA in fiscal 2018 also included certain amounts related to our new micro mill in Durant, Oklahoma, including startup costs (excluding depreciation, interest, and equity compensation) of $13.5 million, and $3.0 million of incentives recorded as income.

Americas Fabrication

	Year Ended August 31,
(in thousands)	2018	2017
Net sales	$1,427,882	$1,375,928
Adjusted EBITDA	(39,394)	27,259

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar and other	$800	$772

Short tons shipped (in thousands)
Rebar and other	1,114	1,121

Net sales in fiscal 2018 increased $52.0 million, or 4%, compared to fiscal 2017. The increase in net sales was due to an increase in the average selling price of $28 per short ton compared to fiscal 2017, while year-over-year shipments were relatively flat. Average selling prices in this segment were largely driven by projects that were contracted prior to the escalation of scrap and other input costs.

Adjusted EBITDA in fiscal 2018 decreased $66.7 million compared to fiscal 2017, primarily due to a 25% decrease in average rebar fabrication metal margin, driven by the lag in our fabrication project backlog where average selling prices did not keep pace with increasing raw material costs. Also contributing to the reduction in adjusted EBITDA in fiscal 2018 were increases in freight and employee-related costs of 14% and 4%, respectively, both on a per ton basis, as compared to fiscal 2017. Adjusted EBITDA included non-cash stock compensation expense of $2.2 million in each of fiscal 2018 and 2017.

International Mill

	Year Ended August 31,
(in thousands)	2018	2017
Net sales	$887,038	$637,273
Adjusted EBITDA	131,720	76,068

Average price (per short ton)
Total sales	$560	$432
Cost of ferrous scrap utilized	314	240
Metal margin	246	192

Short tons (in thousands)
Tons melted	1,542	1,465
Tons rolled	1,317	1,286
Tons shipped	1,500	1,379

Net sales in fiscal 2018 increased $249.8 million, or 39%, compared to fiscal 2017. The increase in net sales included a favorable foreign currency exchange rate impact of $74.2 million due to the decrease in the year-over-year average value of the U.S. dollar relative to the Polish zloty in fiscal 2018, as compared to fiscal 2017. Excluding the foreign exchange impact, net sales increased by approximately 28% on a year-over-year basis, driven largely by strong demand resulting from increased construction activity and economic improvements in Poland and surrounding markets, leading to increases in average selling prices and shipments of 30% and 9%, respectively.

Adjusted EBITDA in fiscal 2018 increased $55.7 million compared to fiscal 2017, primarily driven by a $54 per short ton, or 28%, increase in average metal margin. Metal margin expansion occurred across all product lines during fiscal 2018, as increased selling prices outpaced average cost increases, particularly for higher-margin merchant products. This increase in adjusted EBITDA was partially offset by increased employee-related expenses of $11.6 million, or 14% on a per ton basis. Adjusted EBITDA for fiscal 2018 included a favorable foreign currency exchange rate impact of approximately $10.4 million due to the decrease in the year-over-year average value of the U.S. dollar relative to the Polish zloty in fiscal 2018, as compared to fiscal 2017. Adjusted EBITDA included non-cash stock compensation expense of $1.4 million and $0.7 million, in fiscal 2018 and 2017, respectively.

Corporate and Other

	Year Ended August 31,
(in thousands)	2018	2017
Adjusted EBITDA	$(110,604)	$(125,229)

Corporate and Other adjusted EBITDA in fiscal 2018 improved by $14.6 million compared to fiscal 2017, primarily due to a $22.7 million loss on debt extinguishment in fiscal 2017 which did not reoccur in fiscal 2018. Additionally, employee-related expenses decreased by $15.5 million year-over-year due primarily to the exit of certain executives in fiscal 2017. Partially offsetting these year-over-year reductions was a $19.5 million increase in professional service fees in fiscal 2018, primarily incurred in connection with the pending acquisition of the Business. See Note 3, Changes in Business, for further information.

Discontinued Operations

See Note 3, Changes in Business, for information regarding discontinued operations.

Fiscal Year 2017 Compared to Fiscal Year 2016

Americas Recycling

	Year Ended August 31,
(in thousands)	2017	2016
Net sales	$1,011,500	$705,795
Adjusted EBITDA	33,541	(2,975)

Average selling price (per short ton)
Ferrous	$242	$192
Nonferrous	2,019	1,711

Short tons shipped (in thousands)
Ferrous	1,999	1,614
Nonferrous	234	201
Total short tons shipped	2,233	1,815

Net sales in fiscal 2017 increased $305.7 million, or 43%, compared to fiscal 2016 primarily due to an increase in the average ferrous selling price by $50 per short ton coupled with a 24% increase in ferrous tons shipped. Additionally, the average nonferrous selling price increased $308 per short ton and nonferrous tons shipped increased 16%. The improvements in ferrous and nonferrous tons shipped resulted from strong scrap demand due to increased U.S. steel mill capacity utilization along with our acquisition of seven recycling facilities during the third quarter of fiscal 2017.

Adjusted EBITDA in fiscal 2017 increased $36.5 million compared to fiscal 2016. Adjusted EBITDA was positively affected by the increase in average ferrous metal margin of 10%, coupled with average nonferrous metal margin expansion of 15%. Furthermore, employee-related expenses declined 16% per short ton and increases in tons shipped discussed above were partially offset by a 10% per short ton increase in supplies expense. Adjusted EBITDA included non-cash stock compensation expense of $0.8 million and $1.0 million, in fiscal 2017 and 2016, respectively.

Americas Mills

	Year Ended August 31,
(in thousands)	2017	2016
Net sales	$1,565,454	$1,498,848
Adjusted EBITDA	224,183	262,192

Average price (per short ton)
Total selling price	$526	$524
Cost of ferrous scrap utilized	243	207
Metal margin	283	317

Short tons (in thousands)
Melted	2,603	2,522
Rolled	2,476	2,382
Shipped	2,725	2,630

Net sales in fiscal 2017 increased $66.6 million, or 4%, compared to fiscal 2016 due to a 4% increase in total shipments compared to fiscal 2016, while average selling prices remained flat. Finished products shipments and shipments of our semi-finished products increased approximately 60 thousand and 35 thousand short tons, respectively, compared to fiscal 2016 due to stronger demand in fiscal 2017.

Adjusted EBITDA in fiscal 2017 decreased $38.0 million compared to fiscal 2016, due to average metal margin decreasing $34 per short ton as average selling prices did not keep pace with ferrous scrap cost increases. Partially offsetting margin compression was a $4.1 million decrease in repairs and maintenance expenses due to variances in the timing and amounts of routine maintenance and equipment upgrades. Adjusted EBITDA included non-cash stock compensation expense of $3.8 million and $3.7 million, in fiscal 2017 and 2016, respectively.

Americas Fabrication

	Year Ended August 31,
(in thousands)	2017	2016
Net sales	$1,375,928	$1,489,455
Adjusted EBITDA	27,259	90,467

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar and other	$772	$841

Short tons shipped (in thousands)
Rebar and other	1,121	1,155

Net sales in fiscal 2017 decreased $113.5 million, or 8%, compared to fiscal 2016. The decrease in net sales was primarily due to a decrease in the average selling price of $69 per short ton compared to fiscal 2016 as a result of aggressive competition spurred by significant imports of low cost rebar during fiscal 2017, negatively impacting the average selling price of projects running through our fabrication backlog, coupled with a 3% decrease in tons shipped, compared to fiscal 2016.

Adjusted EBITDA in fiscal 2017 decreased $63.2 million compared to fiscal 2016, primarily due to a decrease in average composite metal margin of 15% as the average composite selling price declined faster than the decline in average composite material cost and selling, general and administrative costs, compared to fiscal 2016. Adjusted EBITDA included non-cash stock compensation expense of $2.2 million and $2.6 million, in fiscal 2017 and 2016, respectively.

International Mill

	Year Ended August 31,
(in thousands)	2017	2016
Net sales	$637,273	$520,831
Adjusted EBITDA	76,068	57,553

Average price (per short ton)
Total sales	$432	$391
Cost of ferrous scrap utilized	240	195
Metal margin	192	196

Short tons (in thousands)
Melted	1,465	1,284
Rolled	1,286	1,243
Shipped	1,379	1,254

Net sales in fiscal 2017 increased $116.4 million, or 22%, compared to fiscal 2016 primarily due to a 10% increase in average selling price, as well as a 10% increase in shipments. The increase in average selling price in fiscal 2017 was due to strong demand for steel as a result of manufacturing and industrial activity, coupled with a shift in product mix, including a 5% increase in higher-priced merchant shipments, compared to fiscal 2016. Changes in the U.S. dollar relative to the Polish zloty did not have a material impact on the change in this segment's net sales for fiscal 2017.

Adjusted EBITDA in fiscal 2017 increased $18.5 million compared to fiscal 2016, primarily driven by the increase in volume discussed above. However, during fiscal 2017, average metal margin decreased 2% as a result of a $45 per short ton increase in average cost of ferrous scrap utilized compared to fiscal 2016. This increase was partially offset by a $41 per short ton increase in the average selling price over fiscal 2016 as well as reductions in utilities expense per ton of 6% resulting from lower energy rates and greater efficiencies in our production processes. Changes in the U.S. dollar relative to the Polish zloty did not have a material impact on the change in this segment's adjusted EBITDA for fiscal 2017. Adjusted EBITDA included non-cash stock compensation expense of $0.7 million and $0.8 million, in fiscal 2017 and 2016, respectively.

Corporate and Other

	Year Ended August 31,
(in thousands)	2017	2016
Adjusted EBITDA	$(125,229)	$(102,000)

Corporate and Other adjusted EBITDA in fiscal 2017 deteriorated by $23.2 million compared to fiscal 2016 primarily due to a loss on debt extinguishment of $22.7 million in fiscal 2017 compared to $11.5 million in fiscal 2016. Additionally, severance expense related to the exit of certain executives and professional service fees increased by $2.1 million and $6.7 million, respectively, compared to fiscal 2016.

Discontinued Operations

See Note 3, Changes in Business, for information regarding discontinued operations.

FISCAL 2018 LIQUIDITY AND CAPITAL RESOURCES

While we believe the lending institutions participating in our credit arrangements are financially capable, the banking industry and capital markets periodically experience volatility that may limit our ability to raise capital. Additionally, changes to our credit rating by any rating agency may impact our ability to raise capital and manage our financing costs.

The table below reflects our sources, facilities and availability of liquidity as of August 31, 2018:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$622,473	$622,473
Notes due from 2023 to 2027	980,000	*
Revolving credit facility	350,000	346,728
U.S. receivables sale facility	200,000	169,447
2022 Term Loan	142,500	—
Poland receivables sale facility	54,051	41,904
Bank credit facilities — uncommitted	60,808	59,727
Other, including equipment notes	47,629	*
_________________________________
* We believe we have access to additional financing and refinancing, if needed.

See Note 10, Credit Arrangements, for additional information.

Sources of Liquidity and Capital Resources

We expect cash on hand and cash generated from operations to be sufficient to meet all interest and principal payments due within the next twelve months.

Historically, our U.S. operations have generated the majority of our cash, which has been used to fund the cash needs of our U.S. operations. Additionally, as of August 31, 2018, our U.S. operations had access to a $350.0 million revolving credit facility as well as the sale of trade accounts receivable program described below.

Our foreign operations generated approximately 19% of our net sales in fiscal 2018. At August 31, 2018, cash and cash equivalents of $10.4 million were held by our non-U.S. subsidiaries. In general, it is our practice and intention to reinvest the earnings of non-U.S. subsidiaries in those operations. See Note 14, Income Tax, for additional information regarding distributions of earnings of our non-U.S. subsidiaries.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances as soon as we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 18% of total receivables at August 31, 2018.

For added flexibility, we sell certain accounts receivable both in the U.S. and Poland and may draw cash advances as needed. Our U.S. sale of accounts receivable program contains certain cross-default provisions whereby a termination event could occur if we default under certain of our credit arrangements. Additionally, our U.S. sale of accounts receivable program contains covenants that are consistent with the covenants contained in the Credit Agreement (as defined in Note 10, Credit Arrangements). See Note 5, Sales of Accounts Receivable, for additional information on our sale of accounts receivable programs.

Stock Repurchase Program

During the first quarter of fiscal 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of outstanding common stock. As of August 31, 2018, $27.6 million of our common stock was available to be purchased under this program. We intend to repurchase shares from time to time for cash in the open market or privately negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, will be determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our common stock and may be modified, suspended, extended or terminated at any time without prior notice. We did not purchase any shares of common stock during fiscal 2018 or 2017.

Acquisitions

On December 29, 2017, we entered into a definitive stock and asset purchase agreement to acquire certain U.S. rebar steel mill and fabrication assets from Gerdau S.A. See Note 3, Changes in Business, for further information. We expect to fund the purchase price for the acquisition with cash on hand together with proceeds from the 2026 Notes and borrowings under the 2018 Term Loan (both defined in Note 10, Credit Arrangements). The closing of the transaction is expected before the end of calendar year 2018 and is subject to the satisfaction or waiver of customary closing conditions, including regulatory review.

We regularly review potential acquisitions. We believe available cash resources, bank financing or the issuance of debt or equity could be used to finance future acquisitions. There can be no assurance we will enter into new acquisitions.

Operating Cash Flow and Capital Expenditures

Our cash flows from operating activities result primarily from sales of steel and related products, and to a lesser extent, sales of nonferrous metal products. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates and interest rates. See Note 12, Derivatives and Risk Management, for further information.

Fiscal 2018 Compared to Fiscal 2017

Operating Activities
Net cash flows from operating activities decreased by $15.8 million for fiscal 2018, compared to fiscal 2017. The decrease in net cash flows from operating activities in fiscal 2018 was driven primarily by (i) year-over-year increases in operating assets and liabilities ("working capital") caused by cyclical increases in commodity pricing and demand, and (ii) net repayments during fiscal 2018 under our sale of accounts receivable programs of $77.9 million, as compared to net advances of $81.7 million during fiscal 2017. Partially offsetting these decreases in operating cash flows was an increase in net earnings, after giving effect to non-cash items, as well as net cash collections of approximately $145 million associated with the wind down of working capital related to the exit of our International Marketing and Distribution segment. For continuing operations, days sales outstanding and days sales in inventory each declined by two days during fiscal 2018.

Investing Activities
Net cash flows used by investing activities decreased by $31.9 million for fiscal 2018, compared to fiscal 2017. Cash outflows related to capital expenditures in fiscal 2018 were $38.5 million lower on a year-over-year basis, in large part due to decreased spending in fiscal 2018 related to the construction of our new Oklahoma micro mill. Also contributing to the decrease in outflows in fiscal 2018 was a $49.1 million reduction in cash used for acquisitions. Largely offsetting these reduced outflows, our cash receipts related to dispositions were $88.0 million less in fiscal 2018, with the majority of such activity related to the exit of our International Marketing and Distribution segment. Also contributing to the net decrease in cash flows used by investing activities were cash receipts of $27.4 million in fiscal 2018 related to settlements under certain life insurance policies, with no comparable activity in fiscal 2017.

We estimate that our fiscal 2019 capital budget will range between approximately $150 million and $200 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net cash flows from financing activities increased $583.9 million for fiscal 2018 compared to fiscal 2017. The increase was primarily a result of changes in long-term debt financing activities. During fiscal 2018, we raised $350.0 million in connection with the issuance of the 2026 Notes (as defined in Note 10, Credit Arrangements), which are intended to partially fund the acquisition of the Business. In contrast, during fiscal 2017, we had net cash outflows related to long-term debt activities, including repayments of $711.9 million, partially offset by combined proceeds of $475.5 million from the issuance of the 2027 Notes and a draw under the Term Loan (both defined in Note 10, Credit Arrangements). See Note 10, Credit Arrangements, for additional information regarding long-term debt transactions occurring during fiscal 2018 and 2017. We regularly evaluate the use of our cash in efforts to maximize total shareholder return, including debt repayment, capital deployment, share repurchases and dividends.

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

Fiscal 2017 Compared to Fiscal 2016

Operating Activities
Net cash flows from operating activities decreased $412.4 million for fiscal 2017, compared to fiscal 2016, primarily due to cash used for working capital of $65.9 million resulting from cyclical increases in commodity pricing and demand, as well as a decrease in net earnings, after giving effect to non-cash items. Days sales outstanding improved by two days and days sales in inventory deteriorated by two days during fiscal 2017.

Investing Activities
Net cash flows used by investing activities decreased $51.3 million for fiscal 2017, compared to fiscal 2016, primarily due to a $159.1 million increase in proceeds from the sale of subsidiaries, partially offset by a $56.1 million increase in cash used for acquisitions and a $49.8 million increase in capital expenditures. See Note 3, Changes in Business, for additional information regarding dispositions and acquisitions occurring during fiscal 2017.

Financing Activities
Net cash flows used by financing activities decreased $53.2 million during fiscal 2017, compared to fiscal 2016. The primary financing activities occurring during fiscal 2017 were: (i) repayments of long-term debt, resulting in a $500.5 million increase in similar activity as compared to fiscal 2016 and (ii) issuance of new debt, resulting in $475.5 million in proceeds from long-term debt transactions during fiscal 2017, compared to no such activity in fiscal 2016. See Note 10, Credit Arrangements, for additional information regarding long-term debt transactions occurring during fiscal 2017. Also contributing to the decrease in net cash flows used by financing activities was the repayment of short-term borrowings of $20.1 million and purchases of our common stock of $30.6 million during fiscal 2016 while no such activity occurred during fiscal 2017. Further, cash used by documentary letters of credit decreased $41.5 million during fiscal 2017 compared to fiscal 2016.

Contractual Obligations

The following table represents our contractual obligations as of August 31, 2018:

	Payments Due By Period*
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$1,170,129	$19,746	$27,482	$456,662	$666,239
Interest	412,730	58,436	117,014	109,952	127,328
Operating leases(2)	65,144	22,714	26,169	14,401	1,860
Purchase obligations(3)	337,864	325,717	9,798	1,808	541
U.S. federal repatriation tax liability	29,880	2,390	4,781	4,781	17,928
Total contractual cash obligations	$2,015,747	$429,003	$185,244	$587,604	$813,896
__________________________________
* We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the August 31, 2018 consolidated balance sheet. See Note 10, Credit Arrangements, for more information regarding scheduled maturities of our long-term debt.

(2)
Includes minimum lease payment obligations for noncancelable equipment and real estate leases in effect as of August 31, 2018. See Note 18, Commitments and Contingencies, for more information regarding minimum lease commitments payable for noncancelable operating leases.

(3)
Approximately 53% of these purchase obligations are for inventory items to be sold in the normal course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. Another significant obligation relates to capital expenditures.

We provide certain eligible employees benefits pursuant to our nonqualified BRP equal to amounts that would have been available under the tax qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), but for limitations of ERISA, tax laws and regulations. We did not include estimated payments related to the BRP in the above contractual obligation table. Refer to Note 17, Employees' Retirement Plans, for more information on the BRP.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At August 31, 2018, we had committed $23.8 million under these arrangements, of which $3.3 million reduced availability under the Credit Agreement (as defined in Note 10, Credit Arrangements).

Off-Balance Sheet Arrangements

For added flexibility, we sell certain accounts receivable both in the U.S. and Poland. We utilize proceeds from cash advances under the sales of the trade accounts receivables programs as an alternative to short-term borrowings, effectively managing our overall costs and providing an additional source of working capital. We account for sales of the trade accounts receivables as true sales and the trade accounts receivable balances that are sold are removed from the consolidated balance sheets. The proceeds from cash advances and repayments of advances are reflected as cash provided by or used by, respectively, operating activities on our consolidated statements of cash flows. See Note 5, Sales of Accounts Receivable, for more information. On September 1, 2018, we amended certain terms of both our U.S. and Poland programs, disqualifying the sale of such receivables as sales of financial assets. As a result of the amendments, any future advances under the programs will be recorded as financing activities and recognized as debt on the consolidated balance sheets.

CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 18, Commitments and Contingencies, for more information.

Environmental and Other Matters

The information set forth in Note 18, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report is hereby incorporated by reference.

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

Superfund

The EPA, or an equivalent state agency, has notified us that we are considered a PRP at several sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. We may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), or similar state statutes, to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities and pay costs for associated damages to natural resources. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, we had $0.7 million accrued as of August 31, 2018 and 2017 in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for fiscal 2018, 2017 and 2016 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

Clean Water Act

The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes into waters of the U.S., a term broadly defined, or into publicly owned treatment works. These controls have become more stringent over time, and it is probable that additional restrictions will be imposed in the future. Permits must generally be obtained to discharge pollutants into federal waters or into publicly owned treatment works and comparable permits may be required at the state level. The CWA and many state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants. In addition, the EPA's regulations and comparable state statutes may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge or non-compliance with permit requirements, we may be liable for penalties and costs.

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

We incurred environmental expenses of $32.0 million, $29.9 million and $33.9 million for fiscal 2018, 2017 and 2016, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, during fiscal 2018, we spent approximately $7.5 million in capital expenditures related to costs directly associated with environmental compliance. Our accrued environmental liabilities were $4.0 million and $4.3 million as of August 31, 2018 and 2017, respectively, of which $1.9 million and $2.1 million were classified as other long-term liabilities as of August 31, 2018 and 2017, respectively.

DIVIDENDS

We have paid quarterly cash dividends in each of the past 216 consecutive quarters. We paid quarterly dividends in fiscal 2018 at the rate of $0.12 per share of CMC common stock.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize sales when title passes to the customer either when goods are shipped or when they are delivered based on the terms of the sale, there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured. When we estimate that a contract with one of our customers will result in a loss, we accrue the calculated loss as soon as it is probable and estimable. We account for certain fabrication projects based on the percentage of completion accounting method which is based primarily on contract cost incurred to date compared to total estimated contract cost. Contracts recognized on the percentage of completion accounting method can be significantly impacted by changes in contract performance, contract delays, and contract change orders, which may affect the revenue recognition on a project. Changes in revenue attributed to the changes in the estimated total contract cost, or loss, if any, are recognized in the period in which they are determined. It is possible that there will be future and currently unforeseeable adjustments to our estimated contract revenues, costs and margins. We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition.

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

Our effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of income tax provided for uncertain income tax positions. We establish income tax liabilities to reduce some or all of the income tax benefit of any of our income tax positions at the time we determine that the positions become uncertain based upon one of the following: (i) the tax position is not "more likely than not" to be sustained, (ii) the tax position is "more likely than not" to be sustained, but for a lesser amount, or

(iii) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. Our evaluation of whether or not a tax position is uncertain is based on the following: (i) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (ii) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (iii) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these income tax liabilities when our judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.

The TCJA was signed into law in December 2017 and constitutes a major change to the U.S. tax system. The estimated impact of the law is based on management’s current interpretations of the TCJA and related assumptions. Our final tax liability may be materially different from current estimates based on regulatory developments and our further analysis of the impacts of the TCJA. In future periods, our effective tax rate could be subject to additional uncertainty as a result of regulatory developments related to TCJA.

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

Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production, wages and transportation costs. Additionally, the costs of departments that support production, including materials management and quality control, are allocated to inventory. Inventory cost is determined by the weighted average cost method.

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

As of August 31, 2018 and 2017, one of our reporting units within our Americas Fabrication segment comprised $51.1 million and $51.6 million, respectively, of our total goodwill. At August 31, 2018, based on the results of our annual testing, the fair value of this reporting unit exceeded its carrying value by 25.8%. For all other reporting units, the excess of the fair value over carrying value of each reporting unit was substantial. The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, a significant downturn in non-residential construction markets in the U.S., and elevated levels of imported steel into the U.S. In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated business, results of operations and financial condition. Additionally, the assumptions that have the most significant impact on determination of the Americas Fabrication reporting segment fair value are the estimates of gross margin expansion, value of the terminal year, and the weighted average cost of capital (discount rate). A change in any of these assumptions, individually or in the aggregate, or future financial performance that is below management's expectations may result in a goodwill impairment charge.

For fiscal 2018, we recorded a goodwill impairment charge of $0.5 million related to a reporting unit in our Americas Fabrication segment as a result of the sale of our structural steel fabrication assets. The annual goodwill impairment analysis did not result in any impairment charges for fiscal 2018. For fiscal 2017, the annual goodwill impairment analysis resulted in an impairment charge of $2.0 million related to a reporting unit that was classified as discontinued operations.

See Note 7, Goodwill and Other Intangible Assets, for additional information.

Long-Lived Assets

We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to, a significant decrease in the market price of the asset, a significant adverse change in the extent or manner that the asset is used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of the asset, an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast of continuing losses associated with the use of the asset, and a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net book values are reduced to fair values. Our U.S. and international steel mills, fabrication and recycling businesses are capital intensive. Some of the estimated values for assets that we currently use in our operations are based upon judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's different viewpoint of future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets' economical useful lives. To the extent that an asset's actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.

Due to adverse margin and volume pressure in our Americas Recycling segment, during the fourth quarter of fiscal 2016, management concluded that a triggering event had occurred. The results of the undiscounted future cash flow analysis indicated that the carrying amounts for certain long-lived asset groups were not expected to be recovered. Fair value for these long-lived asset groups was then estimated and compared to the carrying values of the long-lived asset groups, which resulted in a total non-cash, pre-tax impairment of $38.9 million for the fourth quarter of fiscal 2016.

Contingencies

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments in connection with some of these matters. While we are unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals when a loss is probable and the amount can be reasonably estimated. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process, and the uncertainties involved in litigation. We believe that we have adequately provided for these contingencies in our consolidated financial statements. We also believe that the outcomes will not materially affect our results of operations, our financial position or our cash flows.

Other Accounting Policies and New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, which is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Approach to Mitigating Market Risk

See Note 12, Derivatives and Risk Management, for disclosure regarding our approach to mitigating market risk and for summarized market risk information by fiscal year. Also, see Note 2, Summary of Significant Accounting Policies, for additional information. We utilized the following types of derivative instruments during fiscal 2018 in accordance with our risk management program. All of the instruments are highly liquid and were not entered into for trading purposes.

Currency Exchange Forward Contracts

We enter into currency exchange forward contracts as economic hedges of trade commitments denominated in currencies other than the functional currency of CMC or its subsidiaries. No single foreign currency poses a material risk to us. Fluctuations that cause temporary disruptions in one market segment tend to open opportunities in other segments.

Commodity Futures Contracts

We base pricing in some of our sales and purchase contracts on metal commodity futures exchange quotes, which we determine at the beginning of the contract. Due to the volatility of the metal commodity indices, we enter into metal commodity futures contracts for copper and aluminum. These futures contracts mitigate the risk of unanticipated declines in gross margin due to the price volatility of the underlying commodities. Physical transaction quantities will not match exactly with standard commodity lot sizes, leading to minimal gains and losses from ineffectiveness.

The following tables provide certain information regarding the foreign exchange forward contracts and commodity futures contracts discussed above.

Gross foreign currency exchange forward contract commitments as of August 31, 2018:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			U.S. Equivalent (in thousands)
PLN	329,123	EUR	76,232	4.19	—	4.44	$89,988
PLN	3,612	USD	1,009	3.40	—	3.71	1,009
USD	28,485	AUD	38,500		0.74		28,485
							$119,482
 _________________
(1) All foreign currency exchange forward contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

Commodity futures contract commitments as of August 31, 2018:

Terminal Exchange	Metal	Long/ Short	# of Lots	Standard Lot Size	Total Weight	Range or Amount of Hedge Rates Per MT/lb. (1)			Total Contract Value at Inception (in thousands)
London Metal Exchange	Aluminum	Long	159	25 MT	3,975 MT	2,027.50	—	2,170.00	$8,308
	Aluminum	Short	22	25 MT	550 MT	2,037.00	—	2,159.00	1,179
New York Mercantile Exchange	Copper	Long	144	25,000 lbs.	3,600,000 lbs.	262.05	—	328.90	9,857
	Copper	Short	513	25,000 lbs.	12,825,000 lbs.	257.75	—	334.35	35,902
									$55,246
_________________
MT = Metric ton
(1) All commodity futures contract commitments mature within one year.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2018. Deloitte & Touche LLP has audited the effectiveness of the Company's internal control over financial reporting; their attestation report is included on page 45 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Metals Company
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended August 31, 2018, of the Company and our report dated October 25, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP

Dallas, Texas
October 25, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Metals Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended August 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 25, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Dallas, Texas
October 25, 2018

We have served as the Company's auditor since 1959.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended August 31,
(in thousands, except share data)	2018	2017	2016
Net sales	$4,643,723	$3,844,069	$3,596,068
Costs and expenses:
Cost of goods sold	4,021,558	3,322,711	3,021,862
Selling, general and administrative expenses	401,452	387,354	383,748
Loss on debt extinguishment	—	22,672	11,480
Impairment of assets	14,372	1,730	40,028
Interest expense	40,957	44,151	62,973
	4,478,339	3,778,618	3,520,091
Earnings from continuing operations before income taxes	165,384	65,451	75,977
Income taxes	30,147	15,276	13,976
Earnings from continuing operations	135,237	50,175	62,001

Earnings (loss) from discontinued operations before income taxes	3,235	(9,840)	(8,736)
Income taxes (benefit)	(34)	(5,997)	(1,497)
Earnings (loss) from discontinued operations	3,269	(3,843)	(7,239)

Net earnings	$138,506	$46,332	$54,762

Basic earnings (loss) per share*
Earnings from continuing operations	$1.16	$0.43	$0.54
Earnings (loss) from discontinued operations	0.03	(0.03)	(0.06)
Net earnings	$1.19	$0.40	$0.48

Diluted earnings (loss) per share*
Earnings from continuing operations	$1.14	$0.43	$0.53
Earnings (loss) from discontinued operations	0.03	(0.03)	(0.06)
Net earnings	$1.17	$0.39	$0.47
See notes to consolidated financial statements.

* EPS is calculated independently for each component and may not sum to net earnings EPS due to rounding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
(in thousands)	2018	2017	2016
Net earnings	$138,506	$46,332	$54,762
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment:
Foreign currency translation adjustment	(13,938)	30,509	(11,771)
Reclassification for translation loss realized upon liquidation of investment in foreign entity	2,079	968	12,597
Foreign currency translation adjustment	(11,859)	31,477	826
Net unrealized gain (loss) on derivatives:
Unrealized holding gain	48	756	1,618
Reclassification for (gain) included in net earnings	(279)	(1,355)	(1,737)
Net unrealized loss on derivatives	(231)	(599)	(119)
Defined benefit obligation:
Net gain (loss)	(138)	439	(132)
Amortization of net loss	126	154	104
Amortization of prior service credit	(62)	(70)	(58)
Defined benefit obligation	(74)	523	(86)
Other comprehensive income (loss)	(12,164)	31,401	621
Comprehensive income	$126,342	$77,733	$55,383
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands, except share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$622,473	$252,595
Accounts receivable (less allowance for doubtful accounts of $4,489 and $4,146)	749,484	561,411
Inventories	589,005	462,648
Other current assets	115,533	140,136
Assets of businesses held for sale and discontinued operations	710	297,110
Total current assets	2,077,205	1,713,900
Property, plant and equipment:
Land	85,288	81,570
Buildings and improvements	631,501	512,715
Equipment	1,918,342	1,720,299
Construction in process	35,741	258,109
	2,670,872	2,572,693
Less accumulated depreciation and amortization	(1,595,834)	(1,521,016)
Property, plant and equipment, net	1,075,038	1,051,677
Goodwill	64,310	64,915
Other assets	111,751	144,639
Total assets	$3,328,304	$2,975,131
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$261,258	$226,456
Accrued expenses and other payables	259,022	274,972
Current maturities of long-term debt	19,746	19,182
Liabilities of businesses held for sale and discontinued operations	1,917	87,828
Total current liabilities	541,943	608,438
Deferred income taxes	37,834	49,160
Other long-term liabilities	116,325	111,023
Long-term debt	1,138,619	805,580
Total liabilities	1,834,721	1,574,201
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,015,558 and 115,793,736 shares	1,290	1,290
Additional paid-in capital	352,674	349,258
Accumulated other comprehensive loss	(93,677)	(81,513)
Retained earnings	1,446,495	1,363,806
Less treasury stock, 12,045,106 and 13,266,928 shares at cost	(213,385)	(232,084)
Stockholders' equity	1,493,397	1,400,757
Stockholders' equity attributable to noncontrolling interests	186	173
Total equity	1,493,583	1,400,930
Total liabilities and stockholders' equity	$3,328,304	$2,975,131
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
(in thousands)	2018	2017	2016
Cash flows from (used by) operating activities:
Net earnings	$138,506	$46,332	$54,762
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	131,659	125,071	126,940
Share-based compensation	23,929	30,311	26,335
Asset impairments	15,053	8,238	55,793
Deferred income taxes and other long-term taxes	14,377	(14,184)	(3,889)
Provision for losses on receivables, net	2,510	6,049	6,878
Write-down of inventory	1,407	21,529	15,555
Net loss (gain) on sales of a subsidiary, assets and other	(1,322)	6,049	(2,591)
Loss on debt extinguishment	—	22,672	11,480
Amortization of interest rate swaps termination gain	—	(11,657)	(7,597)
Tax expense from stock plans	—	—	1,697
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,802)	(78,527)	142,510
Proceeds (payments) on sale of accounts receivable programs, net	(77,853)	81,731	(19,472)
Inventories	(43,198)	(98,835)	209,555
Accounts payable, accrued expenses and other payables	(20,163)	93,478	(43,577)
Other operating assets and liabilities	(15,423)	(63,785)	12,486
Net cash flows from operating activities	158,680	174,472	586,865

Cash flows from (used by) investing activities:
Capital expenditures	(174,655)	(213,120)	(163,332)
Proceeds from the sale of discontinued operations and other	75,482	163,449	4,349
Proceeds from settlement of life insurance policies	27,375	—	—
Proceeds from the sale of property, plant and equipment	8,103	3,164	5,113
Acquisitions	(6,980)	(56,080)	—
Net cash flows used by investing activities	(70,675)	(102,587)	(153,870)

Cash flows from (used by) financing activities:
Proceeds from long-term debt transactions	350,000	475,454	—
Cash dividends	(56,076)	(55,514)	(55,342)
Repayments of long-term debt	(19,967)	(711,850)	(211,394)
Stock issued under incentive and purchase plans, net of forfeitures	(9,302)	(5,498)	(6,034)
Debt issuance costs	(5,254)	(4,449)	—
Increase (decrease) in documentary letters of credit, net	18	22	(41,468)
Contribution from noncontrolling interests	13	14	29
Debt extinguishment costs	—	(22,672)	(11,127)
Treasury stock acquired	—	—	(30,595)
Short-term borrowings, net change	—	—	(20,090)
Tax expense from stock plans	—	—	(1,697)
Net cash flows from (used by) financing activities	259,432	(324,493)	(377,718)
Effect of exchange rate changes on cash	(703)	(1,213)	(1,280)
Increase (decrease) in cash and cash equivalents	346,734	(253,821)	53,997
Cash, restricted cash and cash equivalents at beginning of year	285,881	539,702	485,705
Cash, restricted cash and cash equivalents at end of year	$632,615	$285,881	$539,702

See notes to consolidated financial statements.

	Year Ended August 31,
(in thousands)	2018	2017	2016
Supplemental information:
Cash paid for income taxes	$7,198	$30,963	$50,201
Cash paid for interest	$39,972	$65,672	$74,715

Noncash activities:
Liabilities related to additions of property, plant and equipment	$32,274	$51,330	$29,763

Cash and cash equivalents	$622,473	$252,595	$517,544
Restricted cash	10,142	33,286	22,158
Total cash, cash equivalents and restricted cash	$632,615	$285,881	$539,702

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Controlling Interests	Total
Balance at September 1, 2015	129,060,664	$1,290	$365,863	$(113,535)	$1,373,568	(13,425,326)	$(245,961)	$149	$1,381,374
Net earnings					54,762				54,762
Other comprehensive income				621					621
Cash dividends ($0.48 per share)					(55,342)				(55,342)
Treasury stock acquired						(2,255,069)	(30,595)		(30,595)
Issuance of stock under incentive and purchase plans, net of forfeitures			(29,753)			1,255,327	23,719		(6,034)
Stock-based compensation			21,278						21,278
Tax expense from stock-based plans			(1,697)						(1,697)
Contribution of noncontrolling interests			19					10	29
Reclassification of share-based liability awards			3,035						3,035
Balance, August 31, 2016	129,060,664	$1,290	$358,745	$(112,914)	$1,372,988	(14,425,068)	$(252,837)	$159	$1,367,431
Net earnings					46,332				46,332
Other comprehensive income				31,401					31,401
Cash dividends ($0.48 per share)					(55,514)				(55,514)
Issuance of stock under incentive and purchase plans, net of forfeitures			(26,126)			1,158,140	20,753		(5,373)
Stock-based compensation			15,001						15,001
Contribution of noncontrolling interests								14	14
Reclassification of share-based liability awards			1,638						1,638
Balance at August 31, 2017	129,060,664	$1,290	$349,258	$(81,513)	$1,363,806	(13,266,928)	$(232,084)	$173	$1,400,930
Net earnings					138,506				138,506
Other comprehensive loss				(12,164)					(12,164)
Cash dividends ($0.48 per share)					(56,076)				(56,076)
Issuance of stock under incentive and purchase plans, net of forfeitures			(28,000)			1,221,822	18,699		(9,301)
Stock-based compensation			16,168						16,168
Contribution of noncontrolling interests								13	13
Adoption of ASU 2018-02 - Reclassification of taxes (see Note 2)					259				259
Reclassification of share-based liability awards			15,248						15,248
Balance at August 31, 2018	129,060,664	$1,290	$352,674	$(93,677)	$1,446,495	(12,045,106)	$(213,385)	$186	$1,493,583
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Nature of Operations

As a vertically integrated organization, Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") manufactures, recycles, and markets steel and metal products, related materials and services through a network including four electric arc furnace ("EAF") mini mills, two EAF micro mills, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the U.S. and Poland.

The Company has four reportable segments: Americas Recycling, Americas Mills, Americas Fabrication and International Mill.

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

Americas Mills

The Americas Mills segment, through our three EAF mini mills, two EAF micro mills, and rerolling mill, manufactures finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural, and other special sections as well as semi-finished billets for re-rolling and forging applications. This segment's products are sold to the construction, service center, transportation, steel warehousing, fabrication, energy, petrochemical and original equipment manufacturing industries. The Americas Mills segment also includes eight scrap metal processing facilities and two scrap metal shredders that directly support the steel mills.

Americas Fabrication

The Americas Fabrication segment consists of the Company's rebar fabrication operations, fence post manufacturing facilities, construction-related product facilities and facilities that heat-treat steel to strengthen and provide flexibility. Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams.

International Mill

The International Mill segment is comprised of the Company's mini mill, recycling and fabrication operations in Poland. This segment manufactures rebar, merchant bar, and wire rod as well as semi-finished billets. In addition, this segment's fabrication operations sell fabricated rebar, fabricated mesh, assembled rebar cages and other rebar by-products. The International Mill's products are sold primarily to fabricators, manufacturers, distributors and construction companies.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries and certain variable interest entities ("VIEs") for which the Company is the primary beneficiary. Intercompany account balances and transactions have been eliminated.

Upon inception of an arrangement with a potential VIE, the Company performs an assessment of the contractual agreements that define the ownership structure, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties when determining whether it is the primary beneficiary of the entity. The Company concludes that it is the primary beneficiary and consolidates the VIE if it has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that potentially could be significant to the VIE. The Company's assessment of whether it is the primary beneficiary of the VIE is continuously performed.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes sales when title passes to the customer either when goods are shipped or when they are delivered based upon the terms of the sale, there is persuasive evidence of an arrangement, the price is fixed or determinable and collectability is reasonably assured. When the Company estimates that a firm purchase commitment from a customer will result in a loss, the Company accrues the entire loss as soon as it is probable and estimable. The Company accounts for certain fabrication projects based on the percentage of completion accounting method, based primarily on contract cost incurred to date compared to total estimated contract cost. Changes to total estimated contract cost, or loss, if any, are recognized in the period in which they are determined. Sales recognized in excess of amounts billed of $49.2 million and $23.1 million are classified as current assets and are reflected in accounts receivable on the Company's consolidated balance sheets as of August 31, 2018 and 2017, respectively. Accounts receivable included retainage of $41.8 million and $43.2 million as of August 31, 2018 and 2017, respectively. Shipping and other transportation costs billed to customers are included in net sales and the related costs incurred are reflected in cost of goods sold in the Company's consolidated statements of earnings. The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition. The Company reviews and sets credit limits for each customer. Some of the Company's divisions use credit insurance to ensure payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 18% and 28% of total receivables at August 31, 2018 and 2017, respectively, were secured by credit insurance.

Inventories

At August 31, 2018, inventories were stated at the lower of cost or net realizable value and were determined by the weighted average cost method.

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

Generally, government grants fall into two categories: grants related to assets and grants related to income. Grants related to assets are government grants for the purchase, construction or other acquisition of long-lived assets. The Company accounts for grants related to assets as deferred income with the offset to an asset account, such as fixed assets, on the consolidated balance sheets. Non-monetary grants are recognized at fair value. The Company recognizes the deferred income in profit or loss on a systematic basis over the useful life of the asset; which, consistent with the Company's fixed assets policy, is straight-line. The period over which grants are recognized depends on the terms of the agreement. Grants related to specific expenses already incurred are recognized in profit or loss in the period in which the grant becomes receivable. A grant related to depreciable assets is recognized in profit or loss over the life of the depreciable asset. Grants related to non-depreciable assets may require the fulfillment of certain obligations. In such cases, these grants are recognized in profit or loss over the periods that bear the cost of meeting the obligations.

Grants related to income are any grants that are not considered grants related to assets, such as grants to compensate for certain expenses. Grants related to income are recognized as a reduction in the related expense in the period that the recognition criteria are met. See Note 11, New Markets Tax Credit Transactions.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level annually and whenever events or circumstances indicate that the carrying value may not be recoverable.

To evaluate goodwill for impairment, the Company utilizes a quantitative test that compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is indicated in the amount that the carrying value exceeds the fair value of the reporting unit, not to exceed the goodwill value for the reporting unit. The Company's reporting units represent an operating segment or one level below an operating segment.

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

For fiscal 2018 and 2016, the Company's annual goodwill impairment analysis did not result in any impairment charges at any of the Company's reporting units. For fiscal 2017, the annual goodwill impairment analysis resulted in a goodwill impairment charge of $2.0 million related to a reporting unit in discontinued operations. See Note 7, Goodwill and Other Intangible Assets, for additional details of the impairment charges. As of August 31, 2018 and 2017, one of the Company's reporting units within its Americas Fabrication segment comprised $51.1 million and $51.6 million, respectively, of the Company's total goodwill. Goodwill at the Company's other reporting units was not material at August 31, 2018 and 2017.

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

Stock-Based Compensation

The Company recognizes stock-based equity and liability awards at fair value. The fair value of each stock-based equity award is estimated at the grant date using the Black-Scholes or Monte Carlo pricing model. Total compensation cost of the stock-based equity award is amortized over the requisite service period using the accelerated method of amortization for grants with graded vesting or the straight-line method for grants with cliff vesting. Stock-based liability awards are measured at fair value at the end of each reporting period and will fluctuate based on the price of CMC common stock and performance relative to the targets.

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

Foreign Currencies

The functional currency of the Company's Polish operations is the local currency. Translation adjustments are reported as a component of accumulated other comprehensive loss. Transaction gains (losses) from transactions denominated in currencies other than the functional currency related to continuing operations were $1.8 million, $2.0 million and $(15.6) million for the years ended August 31, 2018, 2017 and 2016, respectively, and are primarily included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

Derivative Financial Instruments

The Company recognizes derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through net earnings. Changes in the fair value of derivatives that are designated as hedges are recognized depending on the nature of the hedge. In the case of fair value hedges, changes are recognized as an offset against the change in fair value of the hedged balance sheet item. When the derivative is designated as a cash flow hedge and is highly effective, changes are recognized as other comprehensive income. The ineffective portion of a change in fair value for derivatives designated as hedges is recognized in net earnings.

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

Recently Adopted Accounting Pronouncements

In the fourth quarter of fiscal year 2018, the Company early adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230), issued by the Financial Accounting Standards Board (“FASB”) requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of ASU 2016-18 did not materially impact our consolidated financial statements.

In the fourth quarter of fiscal year 2018, the Company early adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), issued by the FASB. The amendments in this guidance allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company evaluated the impact of the tax revisions to accumulated other comprehensive income and determined that the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 250-40 to determine which implementation costs to capitalize or to expense as incurred. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. This ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The ASU better aligns accounting rules with a company's risk management activities; better reflects economic results of hedging in financial statements; and simplifies hedge accounting treatment. For public companies, this standard is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. The standard must be applied to hedging relationships existing on the date of adoption and accounted for using a prospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements as well as determining the Company's planned adoption date.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. The provisions of this guidance require retrospective application to all periods presented. The new standard provides guidance on eight specific cash flow issues, including the statement of cash flows treatment of beneficial interests in securitized financial transactions, which encompasses activities under the Company's sale of accounts receivables programs in the U.S. and Poland. Upon adoption of the standard during the first quarter of fiscal 2019, the Company anticipates the adoption to result in a reduction in the reported amount of cash flows from operating activities with an offsetting increase in cash flows from investing activities in the consolidated statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has modified the standard thereafter. The standard requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or longer. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and will be effective for the Company beginning September 1, 2019, at which point the Company plans to adopt the standard. Upon adoption, the Company expects an increase in both right of use assets and right of use liabilities in the consolidated balance sheet. The Company continues to review the effects of ASU 2016-02 and any modifications thereafter, including evaluation of the impact of this guidance on internal processes and systems, internal controls, and its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and has modified the standard thereafter. Under the standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard effective September 1, 2018 using the modified retrospective method for transition, applying the guidance to incomplete contracts as of that date. The Company has designed and implemented new accounting policies and additional internal controls to support compliance with the standard, both in the transition period and prospectively. Upon adoption of the standard, for certain contracts within the Americas Fabrication segment in which revenue is currently recognized on a percentage of completion basis using a cost-to-cost measure of progress, the measure of progress will change to an output measure to align with the pattern of transfer of control. While the Company is in the process of final evaluation it expects to recognize an approximately $2.7 million total cumulative effect as a reduction to the opening balance of retained earnings as of September 1, 2018. In addition, the standard includes expanded disclosure requirements, which the Company will disclose in the first quarter of fiscal year 2019.

NOTE 3. CHANGES IN BUSINESS

Pending Acquisition

On December 29, 2017, the Company entered into a definitive stock and asset purchase agreement to acquire certain U.S. rebar steel mill and fabrication assets from Gerdau S.A. (the "Business"), a producer of long and specialty steel products in the Americas, for a cash purchase price of $600.0 million, subject to customary purchase price adjustments. The acquisition includes 33 rebar fabrication facilities in the U.S. as well as steel mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California, with annual melt capacity of 2.7 million tons, bringing the Company’s global melt capacity to approximately 7.2 million tons at the close of the transaction. The closing of the transaction is expected before the end of calendar year 2018 and is subject to the satisfaction or waiver of customary closing conditions, including regulatory review.

The Company expects to fund the purchase price for the acquisition of the Business, including related fees and expenses, with proceeds from the offering of the 2026 Notes (as defined in Note 10, Credit Arrangements), together with the proceeds from the incurrence of a new term loan under the Company's existing Credit Agreement (as defined in Note 10, Credit Arrangements) and cash on hand.

Acquisitions

On October 26, 2017, the Company completed the purchase of substantially all of the assets of MMFX Technologies Corporation ("MMFX"). MMFX markets, sells, and licenses the production of proprietary specialty steel products. The operating results of MMFX are included in the Americas Mills reporting segment. This acquisition was not material to the Company's financial position or results of operations.

On March 6, 2017, the Company completed the purchase of certain assets from OmniSource Corporation, a wholly-owned subsidiary of Steel Dynamics, Inc., consisting of seven recycling facilities located in the southeast United States (the "Recycling Assets"), which are in close proximity to the Company’s mini mill in Cayce, South Carolina. These facilities provide synergies with the Company's other operations in the region. The operating results of these facilities are included in the Americas Recycling reporting segment.

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

For the year ended August 31, 2017, the acquisitions of CCS, ASW and the Recycling Assets were not material, individually or in the aggregate, to the Company's financial position or results of operations; therefore, pro forma operating results for the acquisitions are not presented since the results would not be significantly different than reported results. The Company did not have any business acquisitions for the year ended August 31, 2016.

Dispositions

During the third quarter of fiscal 2018, the Company sold substantially all of the assets of its structural steel fabrication operations, which were part of the Americas Fabrication segment. The disposition did not meet the criteria for discontinued operations. Proceeds associated with the sale were $20.3 million, subject to customary post-closing adjustments. As a result of the disposition, the Company recognized impairment charges of $13.7 million during fiscal 2018.

Discontinued Operations

On June 13, 2017, the Company announced a plan to exit its International Marketing and Distribution segment, including its trading operations in the U.S., Asia, and Australia. As an initial step in this plan, on August 31, 2017, the Company completed the sale of its raw materials business, CMC Cometals. Additionally, during the second quarter of fiscal 2018, the remaining operations related to the Company's steel trading businesses in the U.S. and Asia were substantially wound down. Finally, during the third quarter of fiscal 2018, the Company sold certain assets and liabilities of its Australian steel trading business, resulting in an overall transaction loss, including selling costs, of $5.3 million. This loss was primarily due to impairment charges related to accumulated foreign currency translation, $4.2 million of which the Company recorded during fiscal 2017. The results of these activities are included in discontinued operations in the consolidated statements of earnings for all periods presented. With the conclusion of operations in this segment, any activities carried out within the segment are no longer of ongoing significance; accordingly, segment data with respect to International Marketing and Distribution activities is no longer reported. See Note 21, Business Segments, for further discussion of the exit of the International Marketing and Distribution segment.

The major classes of line items constituting earnings (loss) from discontinued operations in the consolidated statements of earnings are presented in the table below.

	Year Ended August 31,
(in thousands)	2018	2017	2016
Net sales	$304,650	$1,155,046	$1,055,872
Costs and expenses:
Cost of goods sold	276,184	1,089,837	991,076
Selling, general and administrative expenses	25,317	75,153	74,274
Interest expense	(86)	(104)	(742)
Earnings (loss) before income taxes	3,235	(9,840)	(8,736)
Income taxes (benefit)	(34)	(5,997)	(1,497)
Earnings (loss) from discontinued operations	$3,269	$(3,843)	$(7,239)

Material non-cash operating and investing activities related to discontinued operations include the following: inventory write-downs were $1.2 million, $20.7 million and $8.0 million for fiscal 2018, 2017, and 2016, respectively; provision for losses on receivables of $5.1 million in fiscal 2017; and stock-based compensation of $4.4 million in fiscal 2016. There were no other material non-cash operating or investing items related to discontinued operations for the periods ended August 31, 2018, 2017 and 2016.

Businesses Held for Sale

The assets and liabilities of businesses classified as held for sale and discontinued operations were immaterial at August 31, 2018. As a result of the exit of the International Marketing and Distribution segment and the sale of the Company's structural steel fabrication operations, the assets and liabilities related to such operations have been classified as assets and liabilities of businesses held for sale and discontinued operations at August 31, 2017 on the Company’s consolidated balance sheet, and consisted of the following:

	Year Ended August 31, 2017
(in thousands)	Businesses Held for Sale*	Discontinued Operations	Total
Assets:
Accounts receivable	$38,279	$106,905	$145,184
Inventories	10,676	141,135	151,811
Other current assets	77	38	115
Assets of businesses held for sale and discontinued operations	49,032	248,078	297,110

Liabilities:
Accounts payable-trade	$13,108	$42,563	$55,671
Accrued expenses and other payables	16,785	15,372	32,157
Liabilities of businesses held for sale and discontinued operations	$29,893	$57,935	$87,828
* At August 31, 2017, $8.8 million of property, plant, and equipment, net of accumulated depreciation and amortization, was included in other noncurrent assets on the consolidated balance sheets.

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") was comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance at September 1, 2015	$(113,081)	$2,305	$(2,759)	$(113,535)
Other comprehensive income (loss) before reclassifications	(11,771)	2,006	(186)	(9,951)
Amounts reclassified from AOCI	12,597	(2,233)	68	10,432
Income taxes	—	108	32	140
Net other comprehensive income (loss)	826	(119)	(86)	621
Balance at August 31, 2016	(112,255)	2,186	(2,845)	(112,914)
Other comprehensive income before reclassifications	30,509	1,003	678	32,190
Amounts reclassified from AOCI	968	(1,845)	115	(762)
Income taxes	—	243	(270)	(27)
Net other comprehensive income (loss)	31,477	(599)	523	31,401
Balance at August 31, 2017	(80,778)	1,587	(2,322)	(81,513)
Other comprehensive income (loss) before reclassifications	(13,938)	59	(575)	(14,454)
Amounts reclassified from AOCI	2,079	(365)	849	2,563
Income taxes	—	75	(348)	(273)
Net other comprehensive loss	(11,859)	(231)	(74)	(12,164)
Balance at August 31, 2018	$(92,637)	$1,356	$(2,396)	$(93,677)

Translation losses realized upon the liquidation of investments in foreign entities resulted in the reclassification of the following items out of AOCI and into the consolidated statements of earnings:

(in thousands)	Year Ended August 31,
Location of reclassification in the Consolidated Statements of Earnings	2018	2017	2016
SG&A expenses	$—	$(968)	$—
Earnings (loss) from discontinued operations before income taxes	(2,079)	—	(12,597)
	$(2,079)	$(968)	$(12,597)
Amounts in parentheses reduce earnings.

The other items reclassified out of AOCI were not material for the years ended August 31, 2018, 2017 and 2016.

NOTE 5. SALES OF ACCOUNTS RECEIVABLE

As an additional source of liquidity, the Company sells certain trade accounts receivable both in the U.S. and Poland. The Company has a $200.0 million U.S. sale of trade accounts receivable program which expires on August 31, 2020. Under the program, the Company contributes, and certain of its subsidiaries sell without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of the Company. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of buying and selling trade accounts receivable generated by the Company. CMCRV sells the trade accounts receivable in their entirety to two financial institutions. Under the U.S. sale of trade accounts receivable program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable sold. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The U.S. sale of trade accounts receivable program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with those contained in the Credit Agreement (as defined in Note 10, Credit Arrangements). For the year ended August 31, 2018, and all comparative periods presented, the Company accounted for sales of the trade accounts receivable as true sales, and the trade accounts receivable balances that were sold were removed from the consolidated balance sheets. The cash advances received are reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. On September 1, 2018, the Company amended certain terms of both the U.S. and Poland programs, disqualifying the sale of such receivables from being accounted for as true sales. As a result of the amendments, any future advances under the programs will be recorded as financing activities.

At August 31, 2018 and 2017, under its U.S. sale of accounts receivable program, the Company sold $273.5 million and $226.9 million of trade accounts receivable, respectively, to the financial institutions. At August 31, 2018, the Company had no advance payments outstanding on the sale of its U.S. trade accounts receivable. At August 31, 2017, the Company had $90.0 million in advance payments outstanding on the sale of its U.S. trade accounts receivable.

In addition to the U.S. sale of trade accounts receivable program described above, the Company's international subsidiaries in Poland sell, and previously in Australia have sold, trade accounts receivable to financial institutions without recourse. These arrangements constituted true sales, and once the trade accounts receivable were sold, they were no longer available to the Company's creditors in the event of bankruptcy and were removed from the consolidated balance sheets. The Poland program has a facility limit of 220.0 million Polish zloty ($59.5 million as of August 31, 2018) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable sold under the terms of the arrangement. Under the Polish and former Australian programs, the cash advances received were reflected as cash provided by operating activities on the Company's consolidated statements of cash flows. During the first quarter of fiscal 2017, the Company's existing Australian program expired, and the Company did not enter into a new program.

At August 31, 2018 and August 31, 2017, under its Poland program, the Company sold $107.6 million and $79.5 million of trade accounts receivable, respectively, to the third-party financial institution. At August 31, 2018, the Company had $12.1 million of advance payments outstanding on the sale of its Poland trade accounts receivable. At August 31, 2017, there were no advance payments outstanding under the Poland program.

For the years ended August 31, 2018, 2017 and 2016, cash proceeds from the U.S. and international sale of trade accounts receivable programs were $249.8 million, $375.4 million and $400.8 million, respectively, and cash payments to the owners of trade accounts receivable were $327.7 million, $293.6 million and $420.3 million, respectively. For a nominal servicing fee, the Company is responsible for servicing the trade accounts receivable for the U.S. program. Discounts on U.S. and international sales of trade accounts receivable were $1.1 million, $0.9 million and $1.7 million for the years ended August 31, 2018, 2017 and 2016, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of earnings.

For the years ended August 31, 2018, 2017 and 2016, the deferred purchase price on the Company's U.S. and international sale of trade accounts receivable programs was included in accounts receivable on the Company's consolidated balance sheets. The following table summarizes the activity of the deferred purchase price receivables for the U.S. and international sale of trade accounts receivable programs.

(in thousands)	Total	U.S.*	Poland	Australia**
Balance at September 1, 2015	$339,547	$269,778	$51,731	$18,038
Transfers of trade accounts receivable	2,389,297	1,933,477	280,227	175,593
Collections	(2,439,096)	(1,990,493)	(281,634)	(166,969)
Balance at August 31, 2016	$289,748	$212,762	$50,324	$26,662
Transfers of trade accounts receivable	2,646,513	2,251,118	378,481	16,914
Collections	(2,596,836)	(2,237,872)	(349,305)	(9,659)
Exit from Programs	(124,302)	(90,385)	—	(33,917)
Balance at August 31, 2017	$215,123	$135,623	$79,500	$—
Transfers of trade accounts receivable	2,932,379	2,396,780	535,599	—
Collections	(2,779,981)	(2,260,321)	(519,660)	—
Balance at August 31, 2018	$367,521	$272,082	$95,439	$—
_________________________
* Includes the sale of trade accounts receivable activities related to discontinued operations. See Note 3, Changes in Business, for further discussion. For the years ended August 31, 2017 and 2016, transfers of trade accounts receivable were $354.5 million and $369.1 million, respectively, and collections were $325.7 million and $396.8 million, respectively. Redemptions of trade accounts receivable associated with the exit from the program were $83.7 million for the year ended August 31, 2017.

**Includes the sale of trade accounts receivable activities related to the Company's former Australian steel distribution business. See Note 3, Changes in Business, for further discussion. For the year ended August 31, 2017, there were no transfers of trade accounts receivable, collections were $3.7 million and redemptions of trade accounts receivable associated with the exit from the program were $1.6 million. For the year ended August 31, 2016, transfers of accounts receivable were $45.8 million, and collections were $61.7 million.

NOTE 6. INVENTORIES

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at August 31, 2018 and 2017, work in process inventories were not material. At August 31, 2018 and 2017, the Company's raw materials inventories were $177.7 million and $116.8 million, respectively.

Inventory write-downs were $1.4 million, $21.5 million, and $15.6 million for the years ended August 31, 2018, 2017, and 2016, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other*	Consolidated
Goodwill, gross
Balance at September 1, 2016	$9,751	$4,970	$57,637	$2,432	$1,982	$76,772
Acquisitions	—	—	306	—	—	306
Foreign currency translation	—	—	—	232	—	232
Balance at August 31, 2017	9,751	4,970	57,943	2,664	1,982	77,310
Dispositions	(208)	—	—	—	—	(208)
Impairments	—	—	(515)	—	—	(515)
Foreign currency translation	—	—	—	(96)	—	(96)
Reclassification to assets of discontinued operations	—	—	—	—	(1,982)	(1,982)
Balance at August 31, 2018	$9,543	$4,970	$57,428	$2,568	$—	$74,509

Accumulated impairment losses
Balance at September 1, 2016	$(9,751)	$—	$(493)	$(155)	$—	$(10,399)
Foreign currency translation	—	—	—	(14)	—	(14)
Impairment	—	—	—	—	(1,982)	(1,982)
Balance at August 31, 2017	(9,751)	—	(493)	(169)	(1,982)	(12,395)
Dispositions	208	—	—	—	—	208
Foreign currency translation	—	—	—	6	—	6
Reclassification to assets of discontinued operations	—	—	—	—	1,982	1,982
Balance at August 31, 2018	$(9,543)	$—	$(493)	$(163)	$—	$(10,199)

Goodwill, net
Balance at September 1, 2016	$—	$4,970	$57,144	$2,277	$1,982	$66,373
Acquisitions	—	—	306	—	—	306
Foreign currency translation	—	—	—	218	—	218
Impairment	—	—	—	—	(1,982)	(1,982)
Balance at August 31, 2017	—	4,970	57,450	2,495	—	64,915
Impairments	—	—	(515)	—	—	(515)
Foreign currency translation	—	—	—	(90)	—	(90)
Balance at August 31, 2018	$—	$4,970	$56,935	$2,405	$—	$64,310
*Corporate and Other includes goodwill for the International Marketing and Distribution segment which was reclassified as discontinued operations during fiscal 2018.

Goodwill impairment charges were not material for the twelve months ended August 31, 2018, 2017, or 2016.

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

As of August 31, 2018 and 2017, one of the Company's reporting units within the Americas Fabrication reporting segment comprised $51.1 million and $51.6 million, respectively, of the Company's total goodwill. At August 31, 2018, based on the results of our annual testing, the fair value of this reporting unit exceeded its carrying value by 25.8%. The assumptions that most significantly impacted the fabrication reporting unit fair value were the estimates of gross margin expansion, value of the terminal year, and the weighted average cost of capital (discount rate). For all other reporting units, the excess of the fair value over carrying value of each reporting unit was substantial.

The following intangible assets subject to amortization are included in other noncurrent assets on the Company's consolidated balance sheets:

	August 31, 2018			August 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer base	$6,254	$3,416	$2,838	$6,334	$2,660	$3,674
Favorable land leases	4,476	755	3,721	10,189	2,849	7,340
Non-compete agreements	1,750	798	952	1,750	578	1,172
Brand name	928	662	266	1,328	770	558
Patents	6,993	777	6,216	—	—	—
Other	101	72	29	101	65	36
Total	$20,502	$6,480	$14,022	$19,702	$6,922	$12,780

Favorable land leases at August 31, 2018 are related to perpetual lease rights which have an estimated useful life of 85 years. All other intangible assets with definitive lives are amortized over estimated useful lives ranging from 3 to 15 years. Excluding goodwill, the Company does not have any other significant intangible assets with indefinite lives. Amortization expense for intangible assets from continuing operations for the years ended August 31, 2018, 2017 and 2016 was $2.2 million, $2.1 million, and $3.4 million, respectively. Estimated amounts of amortization expense for the next five years are as follows.

Year Ended August 31,	(in thousands)
2019	$2,027
2020	1,793
2021	1,770
2022	1,493
2023	1,034

NOTE 8. LONG-LIVED ASSET IMPAIRMENTS

As a result of the sale of assets related to the Company's structural steel fabrication operations during fiscal 2018, the Company recorded asset impairment charges of $13.1 million and goodwill impairment charges of $0.5 million. Refer to Note 3, Changes in Business, Note 7, Goodwill and Other Intangible Assets, and Note 13, Fair Value, for further information. There were no material long-lived asset impairment charges recorded during the year ended August 31, 2017.

As part of the exit of the International Marketing Distribution segment, as discussed in Note 3, Changes in Business, the Company realized impairment charges of $2.1 million, $4.2 million and $15.8 million during fiscal years 2018, 2017 and 2016, respectively, in connection with the exit of its steel trading and distribution operations in Australia. These impairment charges primarily related to accumulated foreign currency translation losses and were included in discontinued operations. See Note 13, Fair Value, for further discussion of these impairment charges. Other expenses associated with exiting the International Marketing and Distribution segment were not material for the years ended August 31, 2018, 2017, and 2016.

Due to adverse margin and volume pressure in the Company's Americas Recycling segment, during the fourth quarter of fiscal 2016, management concluded that a triggering event had occurred. The results of the undiscounted future cash flow analysis indicated the carrying amounts for certain long-lived asset groups were not expected to be recovered. Fair value for these long-lived asset groups was then estimated and compared to the carrying values of the long-lived asset groups, which resulted in a total non-cash, pre-tax impairment of $38.9 million for the fourth quarter of fiscal 2016.

NOTE 9. EXIT COSTS

The Company recorded severance expense of $6.7 million and $17.5 million related to discontinued operations for the years ended August 31, 2018 and 2017, respectively. These costs related to the Company's closure of marketing and distribution offices that resulted in involuntary employee termination benefits. At August 31, 2017, the remaining liability to be paid in the future related to termination benefits was $16.9 million, and was primarily included in accrued expenses and other payables on the Company's consolidated balance sheets. The remaining severance liability at August 31, 2018 was not material. Other expenses associated with exiting the International Marketing and Distribution segment were not material for the years ended August 31, 2018, 2017, and 2016.

NOTE 10. CREDIT ARRANGEMENTS

Long-term debt as of August 31, 2018 and 2017 was as follows:

	Weighted Average Interest Rate as of August 31, 2018	August 31,
(in thousands)		2018	2017
2027 Notes	5.375%	$300,000	$300,000
2026 Notes	5.750%	350,000	—
2023 Notes	4.875%	330,000	330,000
2022 Term Loan	3.281%	142,500	150,000
Other, including equipment notes		47,629	52,077
Total long-term debt		1,170,129	832,077
Less: Debt issuance costs		11,764	7,315
Total long-term debt outstanding		1,158,365	824,762
Less: Current maturities of long-term debt		19,746	19,182
Long-term debt		$1,138,619	$805,580

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

The Company has a $350.0 million revolving credit facility (the "Revolver") pursuant to the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") and a senior secured term loan in the maximum principal amount of $150.0 million (the "2022 Term Loan"), each with a maturity date in June 2022. The 2022 Term Loan was drawn upon on July 13, 2017. The Company is required to make quarterly payments on the 2022 Term Loan equal to 1.25% of the original principal amount. The maximum availability under the Credit Agreement can be increased to $600.0 million with bank approval. The Company's obligations under the Credit Agreement are collateralized by its U.S. inventory and U.S. fabrication receivables. The Credit Agreement's capacity includes a $50.0 million sublimit for the issuance of stand-by letters of credit.

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

The Company had no amounts drawn under the Revolver at August 31, 2018 or 2017. The availability under the Revolver was reduced by outstanding stand-by letters of credit of $3.3 million and $3.0 million at August 31, 2018 and 2017, respectively.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At August 31, 2018, the Company's interest coverage ratio was 8.70 to 1.00 and the Company's debt to capitalization ratio was 0.44 to 1.00.

In addition to its committed facilities, the Company has uncommitted credit facilities, primarily through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP") in Poland, available to support global working capital, short-term cash needs, letters of credit, financial assurance and other trade finance-related matters. At August 31, 2018 and 2017, CMCP's uncommitted credit facilities totaled PLN 225.0 million ($60.8 million) and PLN 175.0 million ($49.1 million), respectively. As of August 31, 2018, the uncommitted credit facilities have expiration dates ranging from November 2018 to March 2019, which CMCP intends to renew upon expiration. At August 31, 2018 and 2017, no amounts were outstanding under these facilities. During fiscal 2018, 2017 and 2016, CMCP had no borrowings or repayments under its uncommitted credit facilities.

At August 31, 2018, the Company was in compliance with all of the covenants contained in its credit arrangements.

The scheduled maturities of the Company's long-term debt are as follows:

Year Ending August 31,	(in thousands)
2019	$19,746
2020	15,226
2021	12,256
2022	123,802
2023	332,860
Thereafter	666,239
Total long-term debt	1,170,129
Less: Debt issuance costs	11,764
Total long-term debt outstanding	$1,158,365

The Company capitalized $7.3 million, $9.8 million and $3.6 million of interest in the cost of property, plant and equipment during fiscal years 2018, 2017 and 2016, respectively.

NOTE 11. NEW MARKETS TAX CREDIT TRANSACTIONS

During fiscal 2016 and 2017, the Company entered into three New Markets Tax Credit (“NMTC”) transactions with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"). The NMTC transactions relate to the construction and equipping of our new micro mill in Durant, Oklahoma, as well as a rebar spooler and automated T-post shop located on the same site.

The transactions qualified through the New Markets Tax Credit program provided for in the Community Renewal Tax Relief Act of 2000 (the "NMTC Program"), as the micro mill, spooler and T-post shop are located in an eligible zone designated by the Internal Revenue Service ("IRS") and are considered eligible business activities for the NMTC Program. Under the NMTC Program, an investor that makes a capital investment, which, in turn, together with leverage loan sources, is used to make a Qualifying Equity Investment (a "QEI") in an entity that (i) qualifies as a Community Development Entity ("CDE"), (ii) has applied for and been granted an allocation of a portion of the total federal funds available to fund the credits (an "NMTC Allocation") and (iii) uses a minimum specified portion of the QEI to make a Qualified Low Income Community Investment up to the maximum amount of the CDE’s NMTC Allocation will be entitled to claim, over a period of seven years, federal nonrefundable tax credits in an amount equal to 39% of the QEI amount (an "NMTC"). NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.

In general, the three NMTC transactions were structured similarly. USBCDC made a capital contribution to an investment fund and Commonwealth Acquisition Holdings, Inc., a wholly-owned subsidiary of the Company (“Commonwealth”), made a loan to the investment fund. The investment fund used the proceeds from the capital contribution and the loan to make a QEI into a CDE, which, in turn, makes loans of the QEIs to the operating subsidiaries of the Company with terms similar to the loans by Commonwealth. The proceeds from the loans are initially recorded as restricted cash on the balance sheet of the Company until certain conditions are met.

The following table summarizes the key terms and conditions for each of the three NMTC transactions ($ in millions):

Project	USBCDC Capital Contribution	Commonwealth Loan	Commonwealth Loan Rate / Maturity	Investment Fund(s)	QEI to CDE	CDE Loan	Ending Restricted Cash
Micro mill	$17.7	$35.3	1.08% / December 24, 2045	USBCDC Investment Fund 156, LLC	$51.5	$50.7	$0.5
Spooler	$6.7	$14.0	1.39% / July 26, 2042	Twain Investment Fund 249, LLC	$20.0	$19.4	$—
T-post shop	$5.0	$10.4	1.16% / March 23, 2047	Twain Investment Fund 219, LLC Twain Investment Fund 222	$15.0	$14.7	$7.9

By its capital contributions to the investment funds (exclusive of Twain Investment Fund 222) (collectively the "Funds"), USBCDC is entitled to substantially all the benefits derived from the NMTCs. These transactions include a put/call provision whereby the Company may be obligated or entitled to repurchase USBCDC’s interest in the Funds at the end of a seven-year period, in the case of the USBCDC Investment Fund 156, LLC and Twain Investment Fund 249, LLC or an eight-year period, in the case of Twain Investment Fund 219, LLC (each of such periods an "Exercise Period"). The Company believes USBCDC will exercise the put options following the end of the respective Exercise Periods. The value attributed to the put/call is de minimis. The Company is required to follow various regulations and contractual provisions that apply to the NMTC transactions. Non-compliance with applicable requirements could result in unrealized projected tax benefits and, therefore, could require the Company to indemnify USBCDC for any loss or recapture of NMTCs related to the financing until the Company's obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with these transactions.

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

The Company has determined that Twain Investment Fund 222 is a VIE, of which the Company is not the primary beneficiary and has therefore treated the QEI of $2.1 million as debt. The obligation represents the Company's maximum exposure to loss and was included in long-term debt in the accompanying consolidated balance sheets as of August 31, 2018 and 2017.

NOTE 12. DERIVATIVES AND RISK MANAGEMENT

The Company's global operations and product lines expose it to risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. One objective of the Company's risk management program is to mitigate these risks using derivative instruments. The Company enters into (i) metal commodity futures and forward contracts to mitigate the risk of unanticipated changes in gross margin due to price volatility in these commodities and (ii) foreign currency forward contracts that match the expected settlements for purchases and sales denominated in foreign currencies.

The Company considers the total notional value of its futures and forward contracts as the best measure of the volume of derivative transactions. At August 31, 2018, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $119.5 million and $55.2 million, respectively. At August 31, 2017, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $300.4 million and $59.3 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of August 31, 2018:

Commodity	Long/Short	Total
Aluminum	Long	3,975	MT
Aluminum	Short	550	MT
Copper	Long	1,633	MT
Copper	Short	5,817	MT
 _________________
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2018 and 2017. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of earnings:

		Year Ended August 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2018	2017	2016
Commodity	Cost of goods sold	$7,043	$(9,095)	$2,675
Foreign exchange	Cost of goods sold	(50)	(47)	19
Foreign exchange	SG&A expenses	110	(5,400)	11,732
Gain (loss) from continuing operations before income taxes		$7,103	$(14,542)	$14,426

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

		Amount of Gain (Loss) Recognized in Income on Derivatives for the Year Ended August 31,				Amount of Gain (Loss) Recognized in Income on Related Hedge Items for the Year Ended August 31,
	Location of Gain (Loss) Recognized in Income on Derivatives	2018	2017	2016	Location of Gain (Loss) Recognized in Income on Related Hedged Items	2018	2017	2016
Foreign exchange	Net sales	$(66)	$25	$(38)	Net sales	$66	$(25)	$38
Foreign exchange	Cost of goods sold	1,596	(1,436)	(1,075)	Cost of goods sold	(1,596)	1,436	1,075
Gain (loss) from continuing operations before income taxes		$1,530	$(1,411)	$(1,113)		$(1,530)	$1,411	$1,113

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	August 31,
	2018	2017	2016
Commodity	$—	$210	$(204)
Foreign exchange	48	546	1,822
Gain (loss), net of income taxes	$48	$756	$1,618

Refer to Note 4, Accumulated Other Comprehensive Income (Loss), for the effective portion of derivatives designated as cash flow hedging instruments reclassified from AOCI.

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at August 31, 2018 and 2017. The fair value of the Company's derivative instruments on the consolidated balance sheets was as follows:

Derivative Assets (in thousands)	August 31,
	2018	2017
Commodity — not designated for hedge accounting	$1,881	$767
Foreign exchange — designated for hedge accounting	—	81
Foreign exchange — not designated for hedge accounting	407	1,286
Derivative assets (other current assets)*	$2,288	$2,134

Derivative Liabilities (in thousands)	August 31,
	2018	2017
Commodity — not designated for hedge accounting	301	3,251
Foreign exchange — designated for hedge accounting	—	1,549
Foreign exchange — not designated for hedge accounting	1,095	3,710
Derivative liabilities (accrued expenses and other payables)*	$1,396	$8,510
_________________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of August 31, 2018 and 2017, all of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$541,101	$541,101	$—	$—
Commodity derivative assets (2)	1,881	1,881	—	—
Foreign exchange derivative assets (2)	407	—	407	—
Liabilities:
Commodity derivative liabilities (2)	301	301	—	—
Foreign exchange derivative liabilities (2)	1,095	—	1,095	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$43,553	$43,553	$—	$—
Commodity derivative assets (2)	767	767	—	—
Foreign exchange derivative assets (2)	1,367	—	1,367	—
Liabilities:
Commodity derivative liabilities (2)	3,251	3,251	—	—
Foreign exchange derivative liabilities (2)	5,259	—	5,259	—
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

In connection with the sale of assets related to the Company's structural steel fabrication operations, the Company recorded an impairment charge of $13.7 million for the year ended August 31, 2018. The signed definitive asset sale agreement and subsequent post-closing adjustments (Level 2) were the basis for the determination of fair value of these operations. There were no other material non-recurring fair value remeasurements during fiscal 2018.

As a result of the Company's exit of its steel trading and distribution businesses in Australia, the Company prepared an impairment analysis on the asset disposal groups in Australia. As a result of such analysis, the Company recorded impairment charges of $2.1 million, $4.2 million and $15.8 million in fiscal years 2018, 2017 and 2016, respectively, primarily related to accumulated foreign currency translation losses. Indicators of value from other recent sales of similar businesses within the segment (Level 3) were the basis for the determination of fair value of this component. This loss was recorded within results from discontinued operations for the years ended August 31, 2018, 2017, and 2016. See Note 3, Changes in Business, for additional discussion of the Company's exit of the International Marketing and Distribution segment.

There were no other material non-recurring fair value remeasurements during fiscal years ended August 31, 2018 and 2017.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets were as follows:

		August 31, 2018		August 31, 2017
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$281,655	$300,000	$314,286
2026 Notes (1)	Level 2	350,000	339,238	—	—
2023 Notes (1)	Level 2	330,000	326,090	330,000	340,052
2022 Term Loan (2)	Level 2	142,500	142,500	150,000	150,000
_________________
(1) The fair value of the notes is determined based on indicated market values.
(2) The term loan contains variable interest rates and its carrying value approximates fair value.

NOTE 14. INCOME TAX

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act ("TCJA") which, among other provisions, reduced the federal corporate tax rate to 21.0% effective January 1, 2018. Due to the Company’s August 31 fiscal year end, this provision resulted in a blended statutory U.S. tax rate of 25.7% for fiscal 2018 and a 21.0% statutory U.S. tax rate beginning September 1, 2018.

ASC 740 requires the change in tax law to be accounted for in the period of enactment. Due to complexities involved in accounting for the TCJA, the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 118 provides a measurement period, which should not extend beyond one year from the date of enactment, to complete the accounting under ASC 740. The Company recognized additional income tax expense of $11.0 million at August 31, 2018 for the effects of those provisions of the TCJA for which amounts are reasonably estimable, including (i) recognition of the one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries with associated foreign tax credits, in order to transition from a worldwide system with deferral to a territorial-style tax system, (ii) the remeasurement of the Company’s deferred tax balances as of August 31, 2018 to the lower statutory rates and (iii) deductibility limitations on compensation for covered employees. These provisions of the TCJA, as well as 100% bonus depreciation for qualified assets acquired and placed in service after September 27, 2017, resulted in a $37.4 million reduction to the Company’s net deferred tax liabilities. The impacts of the legislation on the Company’s tax expense and/or the Company’s deferred tax balances may differ from these estimates, possibly materially, and may be adjusted accordingly over the SAB 118 measurement period.

The Company’s current analysis of the following provisions of the TCJA resulted in minimal or no impact on the Company’s financial statements, and as a result, the Company did not record any associated tax expense or benefit as of August 31, 2018: (i) the new tax on global intangible low-taxed income, (ii) the new tax on foreign-derived intangible income, (iii) the base erosion anti-abuse tax, (iv) deductibility limitations on business interest under Section 163(j) and (v) deductibility limitations on meal and entertainment-related expenses. The Company will continue to evaluate the effects of these provisions and adjust its financial statements if necessary as new information becomes available during the SAB 118 measurement period.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The TCJA could potentially change the Company’s future intentions regarding the reinvestment of the remaining undistributed earnings of its non-U.S. subsidiaries of approximately $616.8 million. However, the Company does not expect any future repatriations of the earnings of its non-U.S. subsidiaries to impact the financial statements beyond the one-time toll charge, for which the Company has recorded a provisional estimate as of August 31, 2018. The Company continues to monitor regulatory developments concerning the taxation of undistributed foreign earnings and evaluate the impact of the TCJA on the Company's existing assertion of indefinite reinvestment. As such, no change has been made with respect to this assertion for the year ended
August 31, 2018. The Company will complete its analysis of the impact of the TCJA on its indefinite reinvestment assertion and record any related amounts, if necessary, during the SAB 118 measurement period.

The components of earnings from continuing operations before income taxes were as follows:

	Year Ended August 31,
(in thousands)	2018	2017	2016
United States	$86,731	$25,506	$55,829
Foreign	78,653	39,945	20,148
Total	$165,384	$65,451	$75,977

The income taxes (benefit) included in the consolidated statements of earnings were as follows:

	Year Ended August 31,
(in thousands)	2018	2017	2016
Current:
United States	$20,210	$11,345	$5,224
Foreign	18,308	9,464	6,991
State and local	2,263	2,654	4,130
Current taxes	$40,781	$23,463	$16,345
Deferred:
United States	$(11,501)	$(13,548)	$(4,423)
Foreign	(169)	(917)	254
State and local	1,002	281	303
Deferred taxes	$(10,668)	$(14,184)	$(3,866)
Total income taxes on income	$30,113	$9,279	$12,479
Income taxes (benefit) on discontinued operations	(34)	(5,997)	(1,497)
Income taxes on continuing operations	$30,147	$15,276	$13,976

A reconciliation of the federal statutory rate to the Company's effective income tax rate from continuing operations, including material items impacting the effective income tax rate is as follows:

	Year Ended August 31,
(in thousands)	2018	2017	2016
Federal statutory rate	25.7%	35.0%	35.0%
Income tax expense at statutory rate	$42,471	$22,908	$26,592
TCJA - Toll charge and related foreign tax credits	29,466	—	—
TCJA - Remeasurement of deferred tax balances	(25,515)	—	—
Foreign tax impairment on valuation of subsidiaries (1)	22,315	(92,321)	(60,204)
Gain on international restructure (1)	18,926	—	—
Change in valuation allowance	(20,839)	113,135	75,822
Nontaxable foreign interest (1)	(17,414)	(19,259)	(16,063)
Worthless stock deduction (2)	(6,084)	—	—
Foreign rate differential (3)	(5,973)	(7,518)	(1,719)
Research and experimentation credits	(4,707)	(1,034)	(1,357)
Audit settlement (4)	(3,187)	(659)	(10,264)
State and local taxes	2,317	1,490	2,185
Deferred compensation (5)	(2,036)	(2,101)	(1,375)
Section 199 manufacturing deduction	—	(1,407)	(4,694)
Other	407	2,042	5,053
Income tax expense on continuing operations	$30,147	$15,276	$13,976
Effective income tax rate from continuing operations	18.2%	23.3%	18.4%
_________________

(1)	Fully offset by a valuation allowance.

(2)	Permanent tax benefit related to a worthless stock deduction from the reorganization and exit of the Company's steel trading business headquartered in the United Kingdom.

(3)	The impact of global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19.0%.

(4)	Includes the release of certain unrecognized tax benefits for which the accruals were greater than the amount assessed.

(5)	Nontaxable gain on assets related to the Company’s nonqualified BRP.

The Company’s income tax benefit from discontinued operations for the years ended August 31, 2017 and 2016 was $6.0 million and $1.5 million, respectively. The tax benefit in discontinued operations was largely attributed to net operating losses in the U.S. related to the exit of the International Marketing and Distribution segment. Also contributing to the tax benefit in fiscal 2017, income in discontinued operations from the International Marketing and Distribution segment was primarily earned in foreign jurisdictions that benefit from group loss sharing provisions. These losses, which carry a full valuation allowance, were utilized to absorb the income from the International Marketing and Distribution segment; thus there is no tax expense or benefit associated with the income from discontinued operations earned in foreign jurisdictions.

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	August 31,
(in thousands)	2018	2017
Deferred tax assets:
Net operating losses and credits	$285,847	$273,549
Deferred compensation and employee benefits	21,333	46,898
Reserves and other accrued expenses	12,704	21,727
Allowance for doubtful accounts	2,258	3,223
Inventory	974	—
Intangibles	906	3,924
Other	469	2,314
Total deferred tax assets	324,491	351,635
Valuation allowance for deferred tax assets	(268,554)	(273,991)
Deferred tax assets, net	$55,937	$77,644
Deferred tax liabilities:
Fixed assets	$83,879	$101,707
Inventory	—	12,731
Other	1,053	2,455
Total deferred tax liabilities	$84,932	$116,893
Net deferred tax liabilities	$(28,995)	$(39,249)

Net operating losses giving rise to deferred tax assets consist of $474.3 million of state net operating losses that expire during the tax years ending from 2019 to 2038 and foreign net operating losses of $762.4 million that expire in varying amounts beginning in 2019 (with certain amounts having indefinite carry forward periods). These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. During the year ended August 31, 2018, the Company reduced valuation allowances by $5.4 million primarily related to changes in net operating loss carryforwards in certain state and foreign jurisdictions for which utilization is uncertain, partially offset by increases to valuation allowances for certain state research and development credits. Additionally, a new valuation allowance was established relating to the TCJA for foreign tax credits generated as a result of the one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries. During the year ended August 31, 2017, the Company recorded valuation allowances of $121.0 million, related to net operating loss carryforwards in certain state and foreign jurisdictions due to the uncertainty of their realization. These valuation allowances were largely attributed to losses generated by foreign tax impairment charges on valuation of subsidiaries.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	August 31,
(in thousands)	2018	2017	2016
Balance at September 1	$9,283	$9,522	$27,349
Change for tax positions of prior years	3,121	—	—
Reductions due to settlements with taxing authorities	(8,028)	(239)	(17,827)
Reductions due to lapse of statute of limitations	(1,255)	—	—
Balance at August 31 (1)	$3,121	$9,283	$9,522
_________________

(1)	The full balance of unrecognized income tax benefits in each year, if recognized, would have impacted the Company’s effective income tax rate at the end of each respective year.

The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense, and the balances at the end of a reporting period are recorded as part of the current or noncurrent liability for uncertain income tax positions. At August 31, 2018, accrued interest and penalties related to uncertain tax positions was not material. At August 31, 2017, the Company had accrued interest and penalties related to uncertain tax positions of $1.2 million.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2015 and forward
U.S. States — 2009 and forward
Foreign — 2011 and forward

During the fiscal year ended August 31, 2018, the Company completed an IRS exam for the years 2009 through 2011 and received confirmation from the United States Congress Joint Committee on Taxation that all matters were settled. In addition, the Company is under examination with certain state revenue authorities for fiscal 2009 and fiscal years 2015 through 2017. Management believes the Company's recorded income tax liabilities as of August 31, 2018 sufficiently reflect the anticipated outcome of these examinations.

NOTE 15. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and nonqualified stock options, restricted stock and units, stock appreciation rights and performance-based awards. The Compensation Committee of CMC's Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plans. Stock-based compensation expense for the years ended August 31, 2018, 2017 and 2016 of $23.9 million, $30.3 million and $26.4 million, respectively, was mainly included in selling, general and administrative expenses on the Company's consolidated statements of earnings. As of August 31, 2018, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $17.4 million, which is expected to be recognized over a weighted-average period of three years.

The following table summarizes the total awards granted:

	Restricted Stock Awards/Units	Performance Awards
2018 grants	667,341	367,514
2017 grants	1,303,976	576,286
2016 grants	1,137,000	540,295

As of August 31, 2018, the Company had 10,862,031 shares available for future grants.

Restricted Stock Units

Restricted stock units issued under the Company's stock-based compensation plans provide that units awarded may not be sold, transferred, pledged or assigned until service-based restrictions lapse. The restricted stock units granted to U.S. employees generally vest and are converted to shares of the Company's common stock in three equal installments on each of the first three anniversaries of the date of grant. The restricted stock units granted to non-U.S. employees generally vest and are settled in cash in three equal installments on each of the first three anniversaries of the date of grant. Generally, upon termination of employment, restricted stock units that have not vested are forfeited. Upon death, disability or qualifying retirement, a pro-rata portion of the unvested restricted stock awarded will vest and become payable.

The estimated fair value of the stock-settled restricted stock units is based on the closing price of the Company's common stock on the date of grant, discounted for the expected dividend yield through the vesting period. Compensation cost related to the stock-settled restricted stock units is recognized ratably over the service period and is included in equity on the Company's consolidated balance sheets. During the first quarter of fiscal 2017, certain restricted stock units and performance stock units (the "modified stock units") that were previously accounted for under the equity method were modified to allow optionality related to the net share settlement feature, which resulted in accounting for these awards under the liability method. During the first quarter of fiscal 2018, the modified stock units were further modified, causing such units to revert back to equity method accounting. The liability related to the cash-settled restricted stock units and modified stock units was included in accrued expenses and other payables on the Company's consolidated balance sheets. The Company recorded mark-to-market expense on liability-treated awards of $0.9 million and $2.8 million for the years ended August 31, 2018 and 2017, respectively, as a result of the modification and the impact of the change in stock value on liability-treated awards. The fair value of the cash-settled restricted stock units as well as the modified stock units is remeasured each reporting period and is recognized ratably over the service period.

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

Performance targets established by the Compensation Committee for performance stock units awarded in fiscal years 2018, 2017 and 2016 were weighted 75% based on the Company's cumulative EBITDA targets and positive return on invested capital for the fiscal year in which the awards were granted and the succeeding two fiscal years, as approved by CMC's Board of Directors in the respective year's business plan, and 25% based on a three year relative total stockholder return metric. Performance stock units awarded to U.S. participants will be settled in shares of the Company's common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The performance stock units awarded in fiscal years 2018 and 2017 associated with the cumulative EBITDA targets have been classified as liability awards since the final EBITDA target will not be set until the third year of the performance period. Consequently, these awards were included in accrued expenses and other payables on the Company's consolidated balance sheets. The fair value of these performance stock units is remeasured each reporting period and is recognized ratably over the service period. The performance stock units associated with the total stockholder return metric were valued at fair value on the date of grant using the Monte Carlo pricing model and were included in equity on the Company's consolidated balance sheets.

Performance stock units awarded to non-U.S. participants in fiscal years 2018, 2017 and 2016 will be settled in cash. The fair value of the performance stock units is remeasured each reporting period and is recognized ratably over the service period. The liability related to these awards was included in accrued expenses and other payables on the Company's consolidated balance sheets.

Information for restricted stock units and performance stock units, excluding those expected to settle in cash, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding as of August 31, 2015	2,733,334	$15.86
Granted	1,612,772	15.83
Vested	(1,471,436)	14.47
Forfeited	(174,440)	17.60
Outstanding as of August 31, 2016	2,700,230	16.49
Granted	1,462,442	16.17
Vested	(1,385,753)	17.62
Forfeited	(323,339)	16.58
Outstanding as of August 31, 2017	2,453,580	15.65
Granted	1,216,461	20.69
Vested	(1,685,898)	18.00
Forfeited	(183,425)	15.89
Outstanding as of August 31, 2018	1,800,718	$16.82

The total fair value of shares vested during fiscal years 2018, 2017 and 2016 was $30.3 million, $24.4 million and $21.3 million, respectively.

The Company granted 322,695 and 914,545 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during the years ended August 31, 2018 and 2017, respectively. As of August 31, 2018, the Company had 768,252 equivalent shares of awards outstanding and expects 732,232 equivalent shares to vest.

Stock Appreciation Rights

Stock appreciation rights are awarded to certain employees with an exercise price equal to the market value of the Company's common stock on the date of grant. No stock appreciation rights were granted during the years ended August 31, 2018, 2017, and 2016.

Combined activity for the Company's stock appreciation rights, excluding the cash component, was as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of August 31, 2015	842,217	$13.04
Exercised	(418,378)	12.10
Forfeited/Expired	(64,845)	11.60
Outstanding as of August 31, 2016	358,994	$14.39	1.7	$405,864
Exercised	(235,687)	14.72
Forfeited/Expired	(14,000)	14.05
Outstanding as of August 31, 2017	109,307	$13.72	1.3	$564,826
Exercised	(51,961)	15.03
Forfeited/Expired	(9,107)	13.17
Outstanding as of August 31, 2018	48,239	$12.42	0.5	$442,962
Exercisable at August 31, 2018	48,239	$12.42	0.5	$442,962
Remaining unvested stock appreciation rights expected to vest	—	$—

The total intrinsic value of stock appreciation rights exercised during fiscal years 2018, 2017 and 2016 was $0.5 million, $1.4 million and $2.2 million, respectively.

Information related to stock appreciation rights as of August 31, 2018 is summarized below:

			Stock Appreciation Rights Outstanding and Exercisable
Range of Exercise Prices			Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$11.60	-	14.12	48,239	0.5	$12.42

As of August 31, 2018, the Company had no equivalent shares of cash-settled stock appreciation rights outstanding.

Stock Purchase Plan

Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company's employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors established a 15% purchase discount based on market prices on specified dates for the years ended August 31, 2018, 2017 and 2016. Yearly activity of the stock purchase plan was as follows:

	2018	2017	2016
Shares subscribed	289,040	173,420	212,370
Price per share	$17.84	$18.99	$12.03
Shares purchased	123,930	166,220	156,860
Price per share	$18.99	$12.04	$13.71
Shares available for future issuance	3,281,014

NOTE 16. CAPITAL STOCK

Treasury Stock

During the first quarter of fiscal 2015, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $100.0 million of the Company's common stock. The share repurchase program does not require the Company to acquire any dollar amount or number of shares of common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the years ended August 31, 2018 and 2017, the Company did not purchase any shares of common stock. The Company had remaining authorization to purchase $27.6 million of common stock at August 31, 2018.

Preferred Stock

The Company has 2,000,000 shares of preferred stock, par value of $1.00 per share, authorized. The Company may issue preferred stock in series, and the shares of each series may have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

NOTE 17. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution retirement plan. This tax qualified plan is maintained, and contributions are made, in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives benefits pursuant to its BRP equal to amounts that would have been available under the tax qualified ERISA plan, but were subject to the limitations of ERISA, tax laws and regulations. Company expenses for these plans, a portion of which are discretionary, are primarily recorded in both cost of goods sold and selling, general and administrative expenses, with an immaterial portion included in earnings (loss) from discontinued operations before income taxes, and totaled $27.3 million, $28.3 million and $25.0 million for the years ended August 31, 2018, 2017 and 2016, respectively.

The deferred compensation liability under the BRP was $49.3 million and $73.1 million at August 31, 2018 and 2017, with $42.8 million and $50.1 million, respectively, included in other long-term liabilities on the Company's consolidated balance sheets. At August 31, 2018 and 2017, $6.5 million and $23.0 million, respectively, of the deferred compensation liability related to the BRP was included in accrued expenses and other payables on the Company's consolidated balance sheets. Though under no obligation to fund the BRP, the Company has segregated assets in a trust with a current value of $56.2 million and $75.7 million at August 31,

2018 and 2017, respectively, and such assets were included in other long-term assets on the Company's consolidated balance sheets. The net holding gain on these segregated assets was $9.3 million, $7.5 million and $5.4 million for the years ended August 31, 2018, 2017 and 2016, respectively, and was included in net sales in the Company's consolidated statements of earnings.

A certain number of employees, primarily outside of the U.S., participate in defined benefit plans that are maintained in accordance with local regulations. The Company's expenses for these plans were not material for the years ended August 31, 2018, 2017 and 2016, respectively, and were primarily included in selling, general and administrative expenses in the Company's consolidated statements of earnings. The Company recognizes the unfunded status of the defined benefit plans as a liability with a corresponding reduction to accumulated other comprehensive income, net of income taxes. At August 31, 2018 and 2017, the Company's liability related to the unfunded status of the defined benefit plans was not material and was included in other long-term liabilities on the Company's consolidated balance sheets.

Because the defined benefit pension plans are not material to the Company's consolidated financial statements, disclosures that would have otherwise been required by GAAP have been omitted.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has operating leases with varying terms principally relating to transportation, real estate and equipment. Certain of the Company's lease agreements include renewal options to extend the agreements and certain leases include escalation clauses and/or purchase options. These leases do not contain any financial covenants for the Company. Minimum lease commitments payable by the Company for noncancelable operating leases are as follows:

Year Ending August 31,	(in thousands)
2019	$22,714
2020	15,477
2021	10,692
2022	8,338
2023	6,063
Thereafter	1,860
Total	$65,144

Total rental expense was $38.0 million, $37.3 million and $40.7 million in fiscal years 2018, 2017 and 2016, respectively.

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

On April 28, 2016, the Company was served with a lawsuit filed by Ector County, Texas and the State of Texas by and through the Texas Commission on Environmental Quality ("TCEQ") alleging violations of the Texas Solid Waste Disposal Act, the Texas Water Code, the Texas Clean Air Act, and TCEQ rules on spill prevention and control. The Plaintiffs amended their petition in February 2017 to include violations of TCEQ rules on recycling and storm water permits. The Plaintiffs further amended their petition in April 2017, broadening their allegations. The lawsuit, filed in the 201st Judicial District Court of Travis County, Texas, alleged improper disposal of solid waste and unauthorized outdoor burning activity at the Company’s recycling facility located in Odessa, Texas. The lawsuit sought a penalty for each day of alleged violation under the Texas Health & Safety Code, the Texas Water Code, or the Texas Administrative Code. The parties agreed to a mediated settlement on December 1, 2017 and entered into an Agreed Final Judgment on June 12, 2018. The Agreed Final Judgment was approved by the State of Texas on July 24, 2018. Under the settlement, the Company paid $1.1 million, net of insurance recoveries. The Company denies any wrongdoing in connection with the alleged claims, and the settlement does not contain an admission of liability from the Company.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none of which are owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statutes to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both August 31, 2018 and 2017, the Company had $0.7 million accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $4.0 million and $4.3 million as of August 31, 2018 and 2017, respectively, of which $1.9 million and $2.1 million were classified as other long-term liabilities as of August 31, 2018 and 2017, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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

NOTE 19. EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	August 31,
	2018	2017	2016
Earnings from continuing operations	$135,237	$50,175	$62,001

Basic earnings per share:
Shares outstanding for basic earnings per share	116,822,583	115,654,466	115,211,490

Basic earnings per share from continuing operations	$1.16	$0.43	$0.54

Diluted earnings per share:
Shares outstanding for basic earnings per share	116,822,583	115,654,466	115,211,490
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,323,265	1,709,942	1,412,336
Shares outstanding for diluted earnings per share	118,145,848	117,364,408	116,623,826

Diluted earnings per share from continuing operations	$1.14	$0.43	$0.53

Anti-dilutive shares not included above	—	—	274,251

Shares of the Company's restricted stock are included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.

NOTE 20. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables were as follows:

	August 31,
(in thousands)	2018	2017
Salaries and incentive compensation	$106,123	$76,407
Taxes other than income taxes	26,946	30,639
Insurance	23,462	21,561
Accrued inventory	15,301	12,005
Interest	13,840	7,735

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

The Company structures its business into the following four reporting segments: Americas Recycling, Americas Mills, Americas Fabrication and International Mill. See Note 1, Nature of Operations, for more information about the reporting segments, including the types of products and services from which each reporting segment derives its net sales.

During fiscal 2018, the Company substantially completed the exit of the International Marketing and Distribution segment. See Note 3, Changes in Business, for further information. Certain components of the International Marketing and Distribution segment which were wound down in prior periods, including the Company's steel trading operations based in the United Kingdom, did not meet the criteria for discontinued operations, and thus, were included in continuing operations for all periods presented. These activities were included in the results of Corporate and Other, and were immaterial for the year ended August 31, 2018. Corporate and Other contains earnings on BRP assets and short-term investments as well as expenses of the Company's corporate headquarters and interest expense related to its long-term debt.

The Company uses adjusted EBITDA from continuing operations to compare and evaluate the financial performance of its segments. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization expense, and impairment expense. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table summarizes certain financial information from continuing operations by reportable segment:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Eliminations	Continuing Operations
2018
Net sales-unaffiliated customers	$1,117,714	$1,204,181	$1,416,572	$885,919	$19,337	$—	$4,643,723
Intersegment sales	247,715	792,722	11,310	1,119	—	(1,052,866)	—
Net sales	1,365,429	1,996,903	1,427,882	887,038	19,337	(1,052,866)	4,643,723
Adjusted EBITDA	68,694	301,805	(39,394)	131,720	(110,604)	—	352,221
Interest expense*	3,605	5,317	14,295	2,699	15,041	—	40,957
Capital expenditures**	8,592	121,029	14,386	23,552	3,808	—	171,367
Depreciation and amortization	17,246	61,512	13,537	27,255	11,958	—	131,508
Impairment of assets	180	8	14,157	27	—	—	14,372
Total assets***	291,838	1,115,339	739,151	485,548	1,173,869	(477,441)	3,328,304
2017
Net sales-unaffiliated customers	$865,462	$917,689	$1,364,826	$636,402	$59,690	$—	$3,844,069
Intersegment sales	146,038	647,765	11,102	871	1,311	(807,087)	—
Net sales	1,011,500	1,565,454	1,375,928	637,273	61,001	(807,087)	3,844,069
Adjusted EBITDA	33,541	224,183	27,259	76,068	(125,229)	—	235,822
Interest expense*	2,979	(3,394)	9,899	3,079	31,588	—	44,151
Capital expenditures**	7,148	172,738	15,495	12,603	5,090	—	213,074
Depreciation and amortization	15,501	49,419	13,400	25,830	20,340	—	124,490
Impairment of assets	559	—	—	150	1,021	—	1,730
Total assets***	240,371	933,022	683,609	464,428	981,584	(327,883)	2,975,131
2016
Net sales-unaffiliated customers	$594,316	$839,432	$1,479,125	$520,288	$162,907	$—	$3,596,068
Intersegment sales	111,479	659,416	10,330	543	78,224	(859,992)	—
Net sales	705,795	1,498,848	1,489,455	520,831	241,131	(859,992)	3,596,068
Adjusted EBITDA	(2,975)	262,192	90,467	57,553	(102,000)	—	305,237
Interest expense*	2,210	1,942	8,356	2,705	47,760	—	62,973
Capital expenditures**	4,891	110,375	14,958	27,155	5,681	—	163,060
Depreciation and amortization	17,923	47,924	13,620	25,911	20,881	—	126,259
Impairment of assets	38,900	—	—	208	920	—	40,028
Total assets***	195,532	798,481	659,165	378,248	1,526,642	(427,199)	3,130,869
________________________
* Includes intercompany interest expense (income) in the segments, which is eliminated within Corporate and Other.
** Excludes immaterial capital expenditures from discontinued operations for the years ended August 31, 2018, 2017 and 2016.
*** Total assets listed in Corporate and Other includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Year Ended August 31,
(in thousands)	2018	2017	2016
Earnings from continuing operations	$135,237	$50,175	$62,001
Interest expense	40,957	44,151	62,973
Income taxes	30,147	15,276	13,976
Depreciation and amortization	131,508	124,490	126,259
Impairment of assets	14,372	1,730	40,028
Adjusted EBITDA from continuing operations	$352,221	$235,822	$305,237

The following tables present the Company's external net sales from continuing operations by major product and geographic area:

	Year Ended August 31,
(in thousands)	2018	2017	2016
Major product information:
Steel products	$3,114,227	$2,584,359	$2,620,452
Nonferrous scrap	630,609	506,220	364,690
Ferrous scrap	550,602	413,441	266,326
Construction materials	249,538	228,910	234,513
Other	98,747	111,139	110,087
Net sales	$4,643,723	$3,844,069	$3,596,068

	Year Ended August 31,
(in thousands)	2018	2017	2016
Geographic area:
United States	$3,460,018	$2,984,934	$2,771,418
Europe	892,452	666,396	657,758
Asia	215,110	161,126	139,368
Other	76,143	31,613	27,524
Net sales	$4,643,723	$3,844,069	$3,596,068

The following table presents long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	August 31,
(in thousands)	2018	2017	2016
United States	$1,001,102	$971,881	$803,015
Europe and other	171,505	187,995	184,404
Total long-lived assets	$1,172,607	$1,159,876	$987,419

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2018 and 2017 was as follows:

	Three Months Ended Fiscal 2018
(in thousands except per share data)	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales*	$1,076,533	$1,054,268	$1,204,484	$1,308,438
Gross profit*	143,017	127,167	168,570	183,411
Net earnings	36,810	10,169	39,965	51,560
Basic EPS	0.32	0.09	0.34	0.44
Diluted EPS	0.31	0.09	0.34	0.44

	Three Months Ended Fiscal 2017
(in thousands except per share data)	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales*	$852,928	$862,298	$1,044,713	$1,084,130
Gross profit*	116,389	137,247	148,436	119,286
Net earnings (loss)	6,275	30,332	39,266	(29,540)
Basic EPS	0.05	0.26	0.34	(0.25)
Diluted EPS	0.05	0.26	0.34	(0.25)
_________________________
*Excludes discontinued operations. See Note 3, Changes in Business.

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

(b) Management's Report on Internal Control Over Financial Reporting. Management concluded that, as of August 31, 2018, our internal control over financial reporting was effective. Our Management's Report on Internal Control Over Financial Reporting, as of August 31, 2018 and the related Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, on Internal Control Over Financial Reporting are both included in this Annual Report, each of which is incorporated by reference into this Item 9A.

(c) Changes in Internal Control Over Financial Reporting. No change to our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 23, 2018, we and our wholly owned subsidiary, CMC International Finance S.à r.l. (the “Foreign Borrower”), entered into a Sixth Amendment (the “Amendment”) to our Fourth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, and certain other lending institutions party thereto.

The Amendment amends the Credit Agreement to, among other things, (i) include Fitch Group, Inc. as a party whose ratings of our indebtedness may be used to determine our compliance with certain covenants under the Credit Agreement and the calculation of the Applicable Rate (as defined in the Credit Agreement) used to determine the interest rate for borrowings and certain fees under the Credit Agreement, (ii) permit the appointment of a successor Foreign Borrower, subject to the fulfillment of certain conditions, and (iii) permit, in certain circumstances, the replacement of LIBOR as the benchmark rate for determining the interest rate for borrowings under the Credit Agreement with an alternate benchmark rate, subject to the fulfillment of certain conditions.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the Amendment, a copy of which is filed as Exhibit 10(i)(n) hereto and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required in response to this item with regard to directors is incorporated by reference into this Annual Report from our definitive proxy statement for our 2019 annual meeting of stockholders (such proxy statement, the "2019 Proxy Statement"). Such information will be included in the 2019 Proxy Statement under the captions "Proposal 1: Election of Directors," "Certain Relationships and Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Report" and "Corporate Governance; Board and Committee Matters." Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report and incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 is incorporated by reference into this Annual Report from our 2019 Proxy Statement. Such information will be included in the 2019 Proxy Statement under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Part II, Item 5, "Equity Compensation Plans" in this Annual Report, which is incorporated by reference into this Item 12. The other information required in response to this Item 12 is incorporated by reference into this Annual Report from the 2019 Proxy Statement. Such information will be included in the 2019 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report from the 2019 Proxy Statement. Such information will be included in the 2019 Proxy Statement under the caption "Certain Relationships and Related Person Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated by reference into this Annual Report from the 2019 Proxy Statement. Such information will be included in the 2019 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report:

1. All financial statements are included in Item 8 above.

2. Financial statement schedule: The following financial statement schedule is attached to this Annual Report.

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules have been omitted because they are not applicable, they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

EXHIBIT
NO.	DESCRIPTION
2(a)†
Interest Purchase Agreement, dated June 12, 2017, by and among Commercial Metals Company, CMC Cometals International S.à r.l., Traxys North America LLC and Traxys Europe S.A. (filed as Exhibit 2.1 to Commercial Metals Company's Registration Statement on Form S-3 filed June 26, 2017 and incorporated herein by reference).

2(b)†
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

4(i)(f)
Third Supplemental Indenture, dated May 3, 2018, by and among Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company’s Current Report on Form 8-K filed May 3, 2018 and incorporated herein by reference).

4(i)(g)	Form of 5.750% Senior Note due 2026 (filed as Exhibit 4.2 to Commercial Metals Company’s Current Report on Form 8-K filed May 3, 2018 and incorporated herein by reference).

10(i)(a)
Fourth Amended and Restated Credit Agreement, dated June 26, 2014, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2014 and incorporated herein by reference).

10(i)(b)
Second Amendment to the Fourth Amended and Restated Credit Agreement, dated June 23, 2017, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed June 26, 2017 and incorporated herein by reference).

10(i)(c)
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated June 23, 2017, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed June 26, 2017 and incorporated herein by reference).

10(i)(d)
Receivables Sale Agreement, dated April 5, 2011, by and between Commercial Metals Company and several of its subsidiaries and CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company) (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(i)(e)
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

10(i)(f)
Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated December 29, 2017, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed January 2, 2018 and incorporated herein by reference).

10(i)(g)
Joinder Agreement and Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated February 21, 2018, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed February 23, 2018 and incorporated herein by reference).

10(i)(h)
Performance Undertaking, dated April 5, 2011, executed by Commercial Metals Company in favor of CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company) (filed as Exhibit 10.5 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(i)(i)
Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed January 3, 2012 and incorporated herein by reference).

10(i)(j)
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

10(i)(k)
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

10(i)(l)
Amendment No. 5 to Receivables Purchase Agreement, dated July 29, 2016, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., Coöperatieve Rabobank U.A., and Nieuw Amsterdam Receivables Corporation B.V. (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed August 2, 2016 and incorporated herein by reference).

10(i)(m)
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

10(i)(n)
Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated October 23, 2018, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed herewith).

10(ii)(a)
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

10(iii)(k)*
Second Amendment to Terms and Conditions of Employment, dated January 18, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed January 19, 2016 and incorporated herein by reference).

10(iii)(l)*
Third Amendment to Terms and Conditions of Employment, dated January 18, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed November 29, 2016 and incorporated herein by reference).

10(iii)(m)*
Fourth Amendment to Terms and Conditions of Employment, dated August 31, 2017, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed September 1, 2017 and incorporated herein by reference).

10(iii)(n)*
Second Amendment to Employment Agreement, dated September 30, 2016, by and between Tracy L. Porter and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed October 3, 2016 and incorporated herein by reference).

10(iii)(o)*
Third Amendment to Employment Agreement, dated April 1, 2018, by and between Tracy L. Porter and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed April 2, 2018 and incorporated herein by reference).

10(iii)(p)*
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

101
The following financial information from Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements (filed herewith).

† The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

*	Denotes management contract or compensatory plan.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Additions			Deductions
Description (in thousands)	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts		Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year Ended August 31, 2018
Allowance for doubtful accounts	$4,146	(3)	2,645	(165)	(1)	(136)	(2,001)	(2)	$4,489
Deferred tax valuation allowance	273,991		31,471			(36,908)			268,554
Year Ended August 31, 2017
Allowance for doubtful accounts	$6,427		7,108	1,074	(1)	(1,059)	(4,885)	(2)	$8,665
Deferred tax valuation allowance	153,011		127,660			(6,680)			273,991
Year Ended August 31, 2016
Allowance for doubtful accounts	$9,033		6,878	1,007	(1)	—	(10,491)	(2)	$6,427
Deferred tax valuation allowance	79,965		74,114			(1,068)			153,011

(1)	Recoveries and translation adjustments.

(2)
Uncollectable accounts charged to the allowance. For the years ended August 31, 2018, 2017 and 2016, $166, $(1,841) and $(1,401) were reclassified to the fair value of the deferred purchase price under our sale of accounts receivables program, respectively.

(3)
The balance at end of the period for the year ended August 31, 2017 differs from the balance at the beginning of the period for the year ended August 31, 2018 due to the reclassification of certain trade receivables, including any related allowance for doubtful accounts, related to discontinued operations, which have been reclassified as assets held for sale on the consolidated balance sheets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Barbara R. Smith
Barbara R. Smith
Chairman of the Board, President and Chief Executive Officer
	Date:	October 25, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Barbara R. Smith	/s/ J. David Smith

Barbara R. Smith, October 25, 2018	J. David Smith, October 25, 2018
Chairman of the Board, President and Chief Executive Officer	Director

/s/ Richard B. Kelson	/s/ Charles L. Szews

Richard B. Kelson, October 25, 2018	Charles L. Szews, October 25, 2018
Lead Director	Director

/s/ Vicki L. Avril	/s/ Joseph C. Winkler

Vicki L. Avril, October 25, 2018	Joseph C. Winkler, October 25, 2018
Director	Director

/s/ Rhys J. Best	/s/ Mary A. Lindsey

Rhys J. Best, October 25, 2018	Mary A. Lindsey, October 25, 2018
Director	Senior Vice President and Chief Financial Officer

/s/ Rick J. Mills	/s/ Adam R. Hickey

Rick J. Mills, October 25, 2018	Adam R. Hickey, October 25, 2018
Director	Vice President and Chief Accounting Officer

/s/ Sarah Raiss

Sarah Raiss, October 25, 2018
Director