Form 10-Q
period 2018-11-30
COMMERCIAL METALS CO
filed 2019-01-08
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018
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
 ___________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of January 7, 2019, 117,639,213 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,
(in thousands, except share data)	2018	2017
Net sales	$1,277,342	$1,076,533
Costs and expenses:
Cost of goods sold	1,118,433	933,515
Selling, general and administrative expenses	117,217	96,111
Interest expense	16,663	6,611
	1,252,313	1,036,237

Earnings from continuing operations before income taxes	25,029	40,296
Income taxes	5,609	8,425
Earnings from continuing operations	19,420	31,871

Earnings from discontinued operations before income taxes	457	8,120
Income taxes	135	3,181
Earnings from discontinued operations	322	4,939

Net earnings	$19,742	$36,810

Basic earnings per share*
Earnings from continuing operations	$0.17	$0.27
Earnings from discontinued operations	—	0.04
Net earnings	$0.17	$0.32

Diluted earnings per share*
Earnings from continuing operations	$0.16	$0.27
Earnings from discontinued operations	—	0.04
Net earnings	$0.17	$0.31

Cash dividends per share	$0.12	$0.12
Average basic shares outstanding	117,387,038	116,243,545
Average diluted shares outstanding	118,682,473	117,857,911
See notes to unaudited condensed consolidated financial statements.

* EPS is calculated independently for each component and may not sum to Net Earnings EPS due to rounding

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2018	2017
Net earnings	$19,742	$36,810
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(9,657)	2,835
Reclassification for translation loss realized upon liquidation of investment in foreign entity	(99)	—
Foreign currency translation adjustment	(9,756)	2,835
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss)	(35)	11
Reclassification for gain included in net earnings	(42)	(106)
Net unrealized loss on derivatives	(77)	(95)
Defined benefit obligation:
Amortization of prior services	(7)	(6)
Reclassification for settlement losses	1,316	437
Defined benefit obligation	1,309	431
Other comprehensive income (loss)	(8,524)	3,171
Comprehensive income	$11,218	$39,981
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	November 30, 2018	August 31, 2018
Assets
Current assets:
Cash and cash equivalents	$52,352	$622,473
Accounts receivable (less allowance for doubtful accounts of $7,301 and $4,489)	1,018,000	749,484
Inventories, net	828,559	589,005
Other current assets	130,013	116,243
Total current assets	2,028,924	2,077,205
Property, plant and equipment, net	1,492,228	1,075,038
Goodwill	64,252	64,310
Other noncurrent assets	123,246	111,751
Total assets	$3,708,650	$3,328,304
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$319,637	$261,258
Accrued expenses and other payables	287,467	260,939
Acquired unfavorable contract backlog	122,268	—
Current maturities of long-term debt	29,083	19,746
Total current liabilities	758,455	541,943
Deferred income taxes	27,182	37,834
Other long-term liabilities	126,162	116,325
Long-term debt	1,307,824	1,138,619
Total liabilities	2,219,623	1,834,721
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,634,201 and 117,015,558 shares	1,290	1,290
Additional paid-in capital	342,893	352,674
Accumulated other comprehensive loss	(102,201)	(93,677)
Retained earnings	1,449,374	1,446,495
Less treasury stock, 11,426,463 and 12,045,106 shares at cost	(202,515)	(213,385)
Stockholders' equity	1,488,841	1,493,397
Stockholders' equity attributable to noncontrolling interests	186	186
Total stockholders' equity	1,489,027	1,493,583
Total liabilities and stockholders' equity	$3,708,650	$3,328,304
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2018	2017
Cash flows from (used by) operating activities:
Net earnings	$19,742	$36,810
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	35,182	32,193
Amortization of acquired unfavorable contract backlog	(11,332)	—
Stock-based compensation	4,217	4,780
Net gain on disposals of subsidiaries, assets and other	(1,271)	(228)
Deferred income taxes and other long-term taxes	(352)	9,312
Write-down of inventories	45	87
Provision for losses on receivables, net	—	1,901
Asset impairment	—	1,480
Changes in operating assets and liabilities	(36,333)	(30,537)
Beneficial interest in securitized accounts receivable	(367,521)	(175,957)
Net cash flows used by operating activities	(357,623)	(120,159)

Cash flows from (used by) investing activities:
Acquisitions, net of cash acquired	(694,802)	(6,980)
Capital expenditures	(37,914)	(59,681)
Proceeds from settlement of life insurance policies	1,905	—
Insurance proceeds	2,000	—
Proceeds from the sale of property, plant and equipment and other	1,953	560
Proceeds from the sale of subsidiaries	1,893	2,260
Repayments under accounts receivable programs	—	(90,000)
Beneficial interest in securitized accounts receivable	367,521	175,957
Net cash flows from (used by) investing activities	(357,444)	22,116

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	180,000	—
Repayments of long-term debt	(7,175)	(2,979)
Proceeds from the accounts receivable programs	33,439	—
Repayments under accounts receivable programs	(45,586)	—
Dividends	(14,116)	(13,993)
Stock issued under incentive and purchase plans, net of forfeitures	(6,220)	(9,520)
Increase in documentary letters of credit, net	—	2,141
Net cash flows from (used by) financing activities	140,342	(24,351)
Effect of exchange rate changes on cash	(353)	(235)
Decrease in cash, restricted cash and cash equivalents	(575,078)	(122,629)
Cash, restricted cash and cash equivalents at beginning of period	632,615	285,881
Cash, restricted cash and cash equivalents at end of period	$57,537	$163,252
See notes to unaudited condensed consolidated financial statements.

Supplemental information:	Three Months Ended November 30,
(in thousands)	2018	2017
Cash paid for income taxes	$4,879	$4,310
Cash paid for interest	$19,807	$9,402

Noncash activities:
Liabilities related to additions of property, plant and equipment	$19,676	$48,726

Cash and cash equivalents	$52,352	$130,209
Restricted cash	5,185	33,043
Total cash, restricted cash and cash equivalents	$57,537	$163,252

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2017	129,060,664	$1,290	$349,258	$(81,513)	$1,363,806	(13,266,928)	$(232,084)	$173	$1,400,930
Net earnings					36,810				36,810
Other comprehensive income				3,171					3,171
Dividends ($0.12 per share)					(13,993)				(13,993)
Issuance of stock under incentive and purchase plans, net of forfeitures			(22,491)			836,892	12,971		(9,520)
Stock-based compensation			2,327						2,327
Reclassification of share-based liability awards			15,248						15,248
Balance, November 30, 2017	129,060,664	$1,290	$344,342	$(78,342)	$1,386,623	(12,430,036)	$(219,113)	$173	$1,434,973

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2018	129,060,664	$1,290	$352,674	$(93,677)	$1,446,495	(12,045,106)	$(213,385)	$186	$1,493,583
Net earnings					19,742				19,742
Other comprehensive loss				(8,524)					(8,524)
Dividends ($0.12 per share)					(14,116)				(14,116)
Issuance of stock under incentive and purchase plans, net of forfeitures			(17,090)			618,643	10,870		(6,220)
Stock-based compensation			7,309						7,309
Adoption of ASC 606 adjustment					(2,747)				(2,747)
Balance, November 30, 2018	129,060,664	$1,290	$342,893	$(102,201)	$1,449,374	(11,426,463)	$(202,515)	$186	$1,489,027
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the fiscal year ended August 31, 2018 ("2018 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the audited consolidated financial statements included in the 2018 Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full fiscal year.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230).  ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. The new standard provides guidance on eight specific cash flow issues, including the statement of cash flows treatment of beneficial interests in securitized financial transactions, which encompasses activities under the Company's accounts receivable programs in the U.S. and Poland. The standard, which requires retrospective application to all periods presented, was adopted in the first quarter of fiscal 2019. As a result of adoption, in the consolidated statements of cash flows for the three months ended November 30, 2018 and 2017, the Company reported reductions in operating cash flows of $367.5 million and $176.0 million, respectively, with offsetting increases in investing cash flows related to the collection of previously sold trade accounts receivable. Additionally, upon adoption, the $90.0 million repayment during the first quarter of fiscal 2018 of advances outstanding at August 31, 2017, originally recorded as an outflow from operating activities, was reclassified to investing activities.

On September 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, including the related amendments ("the new revenue standard"). The Company elected to adopt the new revenue standard under the modified retrospective approach and applied the guidance only to contracts that were not completed as of the date of adoption. The Company recognized a total cumulative effect of $2.7 million, net of tax, as a reduction to the opening balance of retained earnings as of September 1, 2018. There was no impact to the condensed consolidated statement of cash flows or other comprehensive income.
In accordance with ASC 606, the disclosure below reflects the impact of adoption to the unaudited condensed consolidated statement of earnings, as compared to what the results would have been under ASC 605. The impact to the unaudited condensed consolidated balance sheet would have been immaterial.

	Three Months Ended November 30, 2018
(in thousands)	As Reported	Balances Without Adoption of Topic 606	Effect of Change - Higher (Lower)
Net sales	$1,277,342	$1,279,567	$(2,225)
Net earnings	$19,742	$21,469	$(1,727)

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The ASU better aligns accounting rules with a company's risk management activities; better reflects economic results of hedging in financial statements; and simplifies hedge accounting treatment. For public companies, this standard is effective for annual periods beginning after December 15, 2018, including interim periods. The standard must be applied to hedging relationships existing on the date of adoption, and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements and the planned adoption date.

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
NOTE 2. ACQUISITION

On November 5, 2018 (the "Acquisition Date"), we completed the acquisition of 33 rebar fabrication facilities in the United States, as well as four electric-arc furnace mini mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses". The total cash purchase price, including working capital adjustments, was $701.2 million, subject to customary purchase price adjustments, and was funded through a combination of domestic cash on-hand and borrowings under the 2018 Term Loan, as defined in Note 9, Credit Arrangements.

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the Acquisition Date fair value. In valuing acquired assets and liabilities, fair value estimates use Level 3 inputs, including expected future cash flows and discount rates. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the Acquisition Date, the Company’s estimates are inherently uncertain and subject to refinement. The results of operations of the Acquired Businesses are reflected in the Company’s condensed consolidated financial statements from the Acquisition Date. The purchase price allocation is subject to change as the Company obtains additional information during the allowable one year measurement period (the "Measurement Period") about the facts and circumstances that existed as of the Acquisition Date.

The following table summarizes the fair values of the assets acquired and the liabilities assumed on the Acquisition Date.

(in thousands)	November 5, 2018
Cash and cash equivalents	$6,399
Accounts receivable	308,074
Inventories	207,648
Other current assets	11,788
Property, plant and equipment	424,541
Intangible assets	10,252
Deferred income taxes	10,567
Accounts payable-trade, accrued expenses and other payables	(128,183)
Acquired unfavorable contract backlog	(133,600)
Other long-term liabilities	(9,920)
Pension and other post retirement employment benefits	(6,365)
Total assets acquired and liabilities assumed	$701,201

The amortizable intangible assets (liabilities) acquired consisted of:

(in thousands, except life in years)	Life in Years	Preliminary Fair Value
Non-compete agreement	5 years	$7,769
Net unfavorable lease contracts	Various	(2,516)
Favorable contract backlog	1 year	2,294
Unfavorable contract backlog	1-2 years*	(133,600)
* Amortization will correspond with completion of the acquired contracts, which is estimated to occur over the next 1 to 2 years.

Financial Results

The following table summarizes the financial results of the Acquired Businesses from the Acquisition Date through the end of the first quarter of fiscal 2019 that are included in the Company’s condensed consolidated statement of earnings and condensed consolidated statement of comprehensive income.

(in thousands)	November 30, 2018
Net sales	$121,499
Earnings before income taxes	$8,427

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below for the three months ended November 30, 2018 and 2017 as if the acquisition of the Acquired Businesses occurred on September 1, 2017. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition of the Acquired Businesses had been completed on September 1, 2017. These results were not used as a part of management analysis of the financial results and performance of the Company’s business. These results are adjusted, where possible, for transaction and integration related costs. These results involve a significant amount of estimates.

	Three Months Ended November 30,
(in thousands)	2018	2017*
Pro forma net sales	1,557,032	1,417,583
Pro forma net earnings	38,059	(4,749)
*Non-recurring acquisition and integration costs of approximately $43.3 million incurred through the first quarter of fiscal 2019 have been included in pro forma net earnings for the three months ended November 30, 2017.

NOTE 3. CHANGES IN BUSINESS

During fiscal 2018, the Company completed the exit of its trading operations in the U.S., Asia, and Australia. The results of these activities are included in discontinued operations in the unaudited condensed consolidated statements of earnings for all periods presented. The major classes of line items constituting earnings from discontinued operations in the unaudited condensed consolidated statements of earnings are presented in the table below.

(in thousands)	Three Months Ended November 30, 2017
Net sales	$162,111
Costs and expenses:
Cost of goods sold	141,451
Selling, general and administrative expenses	12,626
Interest expense	(86)
Earnings before income taxes	8,120
Income taxes	3,181
Earnings from discontinued operations	$4,939

Results for discontinued operations were immaterial for the three months ended November 30, 2018. There were no material operating or investing non-cash items for discontinued operations for the three months ended November 30, 2018 and 2017.

The assets and liabilities of the businesses classified as held for sale and discontinued operations were immaterial at both November 30, 2018 and August 31, 2018.
NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended November 30, 2018
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2018	$(92,637)	$1,356	$(2,396)	$(93,677)
Other comprehensive income (loss) before reclassifications	(9,657)	(52)	(11)	(9,720)
Amounts reclassified from AOCI	(99)	(42)	1,666	1,525
Income taxes	—	17	(346)	(329)
Net other comprehensive income (loss)	(9,756)	(77)	1,309	(8,524)
Balance, November 30, 2018	$(102,393)	$1,279	$(1,087)	$(102,201)

	Three Months Ended November 30, 2017
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2017	$(80,778)	$1,587	$(2,322)	$(81,513)
Other comprehensive income before reclassifications	2,835	13	—	2,848
Amounts reclassified from AOCI	—	(146)	665	519
Income taxes	—	38	(234)	(196)
Net other comprehensive income (loss)	2,835	(95)	431	3,171
Balance, November 30, 2017	$(77,943)	$1,492	$(1,891)	$(78,342)

Items reclassified out of AOCI were not material for the three months ended November 30, 2018 and 2017, thus the corresponding line items in the unaudited condensed consolidated statements of earnings to which the items were reclassified are not presented.

NOTE 5. REVENUE RECOGNITION

Revenue from Contracts with Customers
Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration received or expected to be received in exchange for those goods or services. The Company's performance obligations arise from sales of steel products, ferrous and nonferrous scrap metals, and construction materials; and from services such as steel fabrication and installation. The shipment of products to customers is considered a fulfillment activity and amounts billed to customers for shipping and freight are included in net sales, and the related costs are included in cost of goods sold. Net sales is presented net of taxes.
In the Americas Mills, Americas Recycling, and International Mill segments, revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt.
In the Americas Fabrication segment, each contract represents a single performance obligation. Revenue from certain contracts is recognized over time and revenue from certain contracts is recognized equal to billing under an available practical expedient. For contracts where the Company provides fabricated product and installation services, revenue is recognized over time using an input method. These contracts represent approximately 29% of total revenue in the Americas Fabrication segment. For these contracts, the measure of progress is based on contract costs incurred to date compared to total estimated contract costs, which provides a reasonable depiction of the Company’s progress toward satisfaction of the performance obligation as there is a direct relationship between costs incurred by the Company and the transfer of the fabricated product and installation services. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method. These contracts represent approximately 21% of total revenue in the Americas Fabrication segment. For these contracts, the Company uses tons shipped compared to total estimated tons, which provides a reasonable depiction of the transfer of contract value to the customer, as there is a direct relationship between the units shipped by the Company and the transfer of the fabricated product. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete, or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgments in determining the transaction price. The remaining 50% of revenue in the Americas Fabrication segment is recognized as amounts are billed to the customer.
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing and a liability when revenue is recognized subsequent to invoicing. Payment terms and conditions vary by contract type, although the Company generally requires customers to pay 30 days after the Company satisfies the performance obligations. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined the contracts generally do not include a significant financing component.
The following table provides information about assets and liabilities from contracts with customers.

(in thousands)	November 30, 2018	August 31, 2018
Contract assets (included in other current assets)	$70,455	$49,221
Contract liabilities (included in accrued expenses and other payables)	23,716	6,679
The amount of revenue reclassified from the August 31, 2018 contract liabilities balance during the three months ended November 30, 2018 was approximately $5.5 million.
Remaining Performance Obligations
As of November 30, 2018, a total of $896.1 million has been allocated to remaining performance obligations in the Americas Fabrication segment, excluding those contracts where revenue is recognized equal to billing under an available practical expedient. Of this amount, the Company estimates the remaining performance obligations will be recognized as revenue as follows: 40% in the first twelve months, 49% in the following twelve months, and 11% thereafter. The duration of contracts in the Americas Mills, Americas Recycling, and International Mill segments are typically less than one year.

Disaggregation of Revenue
The following tables display revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended November 30, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$239	$347,965	$374,807	$217,770	$—	$940,781
Ferrous scrap	111,654	9,142	—	275	—	121,071
Nonferrous scrap	128,075	3,180	—	2,941	—	134,196
Construction materials	—	—	57,171	—	—	57,171
Other	213	13,384	2,580	5,687	2,259	24,123
Total	$240,181	$373,671	$434,558	$226,673	$2,259	$1,277,342

	Three Months Ended November 30, 2017
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$298	$221,562	$269,642	$209,860	$—	$701,362
Ferrous scrap	122,647	9,048	—	321	—	132,016
Nonferrous scrap	150,952	3,981	—	3,683	—	158,616
Construction materials	—	—	59,031	—	—	59,031
Other	440	12,142	1,879	6,348	4,699	25,508
Total	$274,337	$246,733	$330,552	$220,212	$4,699	$1,076,533

NOTE 6. ACCOUNTS RECEIVABLE PROGRAMS

As an additional source of liquidity, the Company sells certain trade accounts receivable both in the U.S. and Poland (hereinafter referred to as the “Programs”). For years prior to fiscal 2019, the Company accounted for transfers of trade accounts receivable under the Programs as sales of financial assets, and the trade accounts receivable balances sold were removed from the consolidated balance sheets. On September 1, 2018, the Company amended certain terms of the Programs, disqualifying the sale of such receivables from being accounted for as sales of financial assets. For activity in the Programs occurring prior to the September 1, 2018 amendment, disclosures required under ASC 860-20-50 are provided below. See Note 9, Credit Arrangements, for further details regarding the Programs.

Prior to September 1, 2018, in exchange for trade receivables transferred into the Programs, the Company received either cash (referred to as a cash purchase price or “CPP”) or a deferred purchase price (“DPP”). Upon adoption of ASU 2016-15, the CPP received was reflected as cash provided by operating activities in the Company's consolidated statements of cash flows, and cash received to settle the DPP related to the transfer of receivables was included as part of investing activities in the Company's consolidated statement of cash flows. For periods prior to fiscal 2019, DPP on the Programs was included in accounts receivable on the Company's unaudited condensed consolidated balance sheets.

	Three Months Ended November 30, 2017
(in thousands)	Total	U.S.	Poland
Deferred purchase price
Balance, August 31, 2017	$215,123	$135,623	$79,500
Transfers of trade receivables	656,642	535,893	120,749
Less: CPP	(492,432)	(404,337)	(88,095)
Non-cash increase to DPP	164,210	131,556	32,654
Cash collections of DPP	(175,957)	(136,145)	(39,812)
Repayments of advances	90,000	90,000	—
Net collections of DPP	(85,957)	(46,145)	(39,812)
Balance, November 30, 2017	$293,376	$221,034	$72,342

At November 30, 2017, the Company transferred $294.8 million of trade accounts receivable to the financial institutions and had no advance payments outstanding under the Programs.

Discounts related to the Programs were $0.3 million for the three months ended November 30, 2017 and are included in selling, general and administrative expenses in the Company's unaudited condensed consolidated statement of earnings.
NOTE 7. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. Work in process inventories were not material at November 30, 2018 and August 31, 2018. At November 30, 2018 and August 31, 2018, $184.4 million and $177.7 million, respectively, of the Company's inventories were in the form of raw materials.

NOTE 8. GOODWILL AND OTHER INTANGIBLES

The following table details the changes in the carrying amount of goodwill by reportable segment:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Consolidated
Goodwill, gross
Balance, August 31, 2018	$9,543	$4,970	$57,428	$2,568	$74,509
Foreign currency translation	—	—	—	(62)	(62)
Impairment	—	—	—	—	—
Reclassification to assets of discontinued operations	—	—	—	—	—
Balance, November 30, 2018	$9,543	$4,970	$57,428	$2,506	$74,447

Accumulated impairment losses
Balance, August 31, 2018	$(9,543)	$—	$(493)	$(163)	$(10,199)
Foreign currency translation	—	—	—	4	4
Reclassification to assets of discontinued operations	—	—	—	—	—
Balance, November 30, 2018	$(9,543)	$—	$(493)	$(159)	$(10,195)

Goodwill, net
Balance, August 31, 2018	$—	$4,970	$56,935	$2,405	$64,310
Foreign currency translation	—	—	—	(58)	(58)
Impairment	—	—	—	—	—
Balance, November 30, 2018	$—	$4,970	$56,935	$2,347	$64,252

The total gross carrying amounts of the Company's intangible assets subject to amortization, including any intangible assets associated with the Acquired Businesses, were $30.6 million and $20.5 million at November 30, 2018 and August 31, 2018, respectively, and were included in other noncurrent assets on the Company's unaudited condensed consolidated balance sheets. Intangible amortization expense from continuing operations related to such intangible assets was $0.5 million for the three months ended November 30, 2018 and 2017. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives as of November 30, 2018.

In connection with acquisition of the Acquired Businesses, the Company recorded a preliminary unfavorable contract backlog liability of $133.6 million. Amortization of the backlog for the three months ended November 30, 2018 was $11.3 million and was recorded as an increase to net sales in the Company's unaudited condensed consolidated statement of earnings.

NOTE 9. CREDIT ARRANGEMENTS

Long-term debt as of November 30, 2018 and August 31, 2018 was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2018	November 30, 2018	August 31, 2018
2027 Notes	5.375%	$300,000	$300,000
2026 Notes	5.750%	350,000	350,000
2023 Notes	4.875%	330,000	330,000
Term Loans	3.810%	318,375	142,500
Other, including equipment notes		49,991	47,629
Total debt		1,348,366	1,170,129
Less debt issuance costs		11,459	11,764
Total amounts outstanding		1,336,907	1,158,365
Less current maturities		29,083	19,746
Long-term debt		$1,307,824	$1,138,619

Advances outstanding under the U.S. Program		$—	$—
Advances outstanding under the Poland Program		—	12,147

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

The Company has a $350.0 million revolving credit facility (the "Revolver") pursuant to the Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), and two senior secured term loans: one drawn on July 13, 2017 with an original principal amount of $150.0 million (the "2022 Term Loan"), and one drawn on November 1, 2018 with an original principal amount of $180.0 million (the "2018 Term Loan"). These term loans are hereinafter collectively referred to as the "Term Loans." The Credit Agreement and the Term Loans are coterminous with a maturity date in June 2022. The Company is required to make quarterly payments on the Term Loans equal to 1.25% of the original principal amount.  The maximum availability under the Revolver can be increased to $600.0 million with bank approval. The Company's obligations under the Credit Agreement are collateralized by its U.S. inventory and U.S. fabrication receivables. The Credit Agreement's capacity includes a $50.0 million sub-limit for the issuance of stand-by letters of credit.

The Company had no amounts drawn under the Revolver at November 30, 2018 and August 31, 2018. The Company's availability under the Revolver was reduced by outstanding letters of credit of $3.3 million at November 30, 2018 and August 31, 2018.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, each as defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, each as defined in the Credit Agreement) that does not exceed 0.60 to 1.00. At November 30, 2018, the Company's interest coverage ratio was 6.55 to 1.00, and the Company's debt to capitalization ratio was 0.48 to 1.00. Loans under the Credit Agreement bear interest based at the Eurocurrency rate, a base rate, or the London Interbank Offered Rate ("LIBOR").

At November 30, 2018, the Company was in compliance with all covenants contained in its debt agreements.

In addition to its committed facilities, the Company has uncommitted credit facilities in Poland, primarily through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), available to support global working capital, short-term cash needs, letters of credit, financial assurance and other trade finance-related matters.  At November 30, 2018, CMCP's uncommitted credit facilities totaled Polish zloty ("PLN") 225.0 million, or $59.3 million, with expiration dates ranging from January 2019 to March 2019. At November 30,

2018 and August 31, 2018, no amounts were outstanding under these facilities. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $1.3 million at November 30, 2018 and $1.1 million at August 31, 2018. During the three months ended November 30, 2018 and 2017, CMCP had no borrowings and no repayments under its uncommitted credit facilities.

Accounts Receivable Programs

CMC has a $200.0 million U.S. trade accounts receivable program (the "U.S. Program"), which expires in August 2020. Under the U.S. Program, CMC contributes, and certain of its subsidiaries transfer without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of facilitating transfers of trade accounts receivable generated by the Company. CMCRV transfers the trade accounts receivable in their entirety to two financial institutions. Under the U.S. Program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The U.S. Program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the Credit Agreement.

In addition to the U.S. Program, the Company's international subsidiary in Poland transfers trade accounts receivable to financial institutions without recourse (the "Poland Program"). The Poland Program has a facility limit of PLN 220.0 million ($58.0 million as of November 30, 2018) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable transferred under the terms of the arrangement. The Company had advance payments outstanding of $12.1 million under the Poland Program at August 31, 2018 which were repaid during the first quarter of fiscal 2019.

Prior to fiscal 2019, the Company accounted for transfers of trade accounts receivable as sales, and the trade accounts receivable balances transferred were removed from the condensed consolidated balance sheets. On September 1, 2018, the Company amended certain terms of both the U.S. and Poland Programs, disqualifying the accounting of the transfer of such receivables as sales. As a result of the amendments, beginning in fiscal 2019, any advances outstanding under the U.S. and Poland Programs are recorded as debt on the Company's condensed consolidated balance sheets.

NOTE 10. DERIVATIVES AND RISK MANAGEMENT

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

At November 30, 2018, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $178.1 million and $37.8 million, respectively. At November 30, 2017, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $289.5 million and $56.7 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of November 30, 2018:

Commodity	Long/Short	Total
Aluminum	Long	2,575	MT
Aluminum	Short	100	MT
Copper	Long	624	MT
Copper	Short	4,683	MT
 _________________
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's unaudited condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three months ended November 30, 2018 and November 30, 2017. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essentially economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the unaudited condensed consolidated statements of earnings (amounts in thousands):

		Three Months Ended November 30,
Derivatives Not Designated as Hedging Instruments	Location	2018	2017
Commodity	Cost of goods sold	$(840)	$575
Foreign exchange	Cost of goods sold	—	(19)
Foreign exchange	SG&A expenses	126	2,380
Gain (loss) before income taxes		$(714)	$2,936

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended November 30,		Location of Gain (Loss) Recognized in Income on Related Hedged Items	Amount of Gain (Loss) Recognized in Income on Related Hedge Items for the Three Months Ended November 30,
		2018	2017		2018	2017
Foreign exchange	Net sales	$—	$(237)	Net sales	$—	$237
Foreign exchange	Cost of goods sold	—	3,348	Cost of goods sold	—	(3,348)
Gain (loss) before income taxes		$—	$3,111		$—	$(3,111)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in AOCI	Three Months Ended November 30,
	2018	2017
Foreign exchange, net of income taxes	$(35)	$11

Refer to Note 4, Accumulated Other Comprehensive Income (Loss), for the effective portion of derivatives designated as cash flow hedging instruments reclassified from AOCI.

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's unaudited condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at November 30, 2018 and August 31, 2018. The fair value of the Company's derivative instruments on the unaudited condensed consolidated balance sheets was as follows:

Derivative Assets (in thousands)	November 30, 2018	August 31, 2018
Commodity — not designated for hedge accounting	$162	$1,881
Foreign exchange — designated for hedge accounting	9	—
Foreign exchange — not designated for hedge accounting	257	407
Derivative assets (other current assets)*	$428	$2,288

Derivative Liabilities (in thousands)	November 30, 2018	August 31, 2018
Commodity — not designated for hedge accounting	$417	$301
Foreign exchange — designated for hedge accounting	65	—
Foreign exchange — not designated for hedge accounting	391	1,095
Derivative liabilities (accrued expenses and other payables)*	$873	$1,396
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.

As of November 30, 2018, most of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months. All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$25,183	$25,183	$—	$—
Commodity derivative assets (2)	162	162	—	—
Foreign exchange derivative assets (2)	266	—	266	—
Liabilities:
Commodity derivative liabilities (2)	417	417	—	—
Foreign exchange derivative liabilities (2)	456	—	456	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$541,101	$541,101	$—	$—
Commodity derivative assets (2)	1,881	1,881	—	—
Foreign exchange derivative assets (2)	407	—	407	—
Liabilities:
Commodity derivative liabilities (2)	301	301	—	—
Foreign exchange derivative liabilities (2)	1,095	—	1,095	—
 _________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Further discussion regarding the Company's use of derivative instruments and the classification of the assets and liabilities is included in Note 10, Derivatives and Risk Management.

There were no material non-recurring fair value remeasurements during the three months ended November 30, 2018.

The carrying values of the Company's short-term items approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the unaudited condensed consolidated balance sheets were as follows:

		November 30, 2018		August 31, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$274,755	$300,000	$281,655
2026 Notes (1)	Level 2	350,000	334,985	350,000	339,238
2023 Notes (1)	Level 2	330,000	318,273	330,000	326,090
Term Loans (2)	Level 2	318,375	318,375	142,500	142,500
_________________
(1) The fair value of the notes was determined based on indicated market values.
(2) Contains variable interest rates and carrying value approximates fair value.
NOTE 12. INCOME TAX

For the three months ended November 30, 2018, the Company's effective tax rate of 22.4% was greater than the U.S. statutory income tax rate of 21.0%. The effective tax rate is determined by computing the estimated annual effective tax rate, which includes provisional estimates for certain components of the Tax Cuts and Jobs Act (“TCJA”), adjusted for discrete items, if any, which are taken into account in the appropriate period. Items that impacted the effective tax rate included:

i.	non-deductible compensation expense; and

ii.	state and local taxes.

For the three months ended November 30, 2017, the Company's effective tax rate of 20.9% was lower than the U.S. statutory income tax rate of 35.0% due to:

i.	the proportion of the Company's global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19.0%;

ii.	a permanent tax benefit recorded for stock awards that vested during the first quarter of fiscal 2018; and

iii.	a non-taxable gain on assets related to the Company's non-qualified benefits restoration plan.

For the three months ended November 30, 2017, the Company’s effective income tax rate from discontinued operations of 39.2% was greater than the U.S. statutory income tax rate of 35.0%, primarily due to losses from operations in certain jurisdictions in which the Company maintains a valuation allowance, thus providing no benefit for such losses.

As of November 30, 2018 and August 31, 2018, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $3.1 million, which, if recognized, would have decreased the Company’s effective income tax rate at the end of each respective period. The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense. For the three months ended November 30, 2018, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2015 and forward
U.S. States — 2009 and forward
Foreign — 2011 and forward

In addition, the Company is under examination by certain state revenue authorities for fiscal 2009 and fiscal years 2015 through 2017. Management believes the Company's recorded income tax liabilities as of November 30, 2018 sufficiently reflect the anticipated outcome of these examinations.

On December 22, 2017, the President signed the TCJA into law. ASC 740 requires the change in tax law to be accounted for in the period of enactment. Due to complexities involved in accounting for the TCJA, the SEC's Staff Accounting Bulletin ("SAB") 118 provides a measurement period, which should not extend beyond one year from the date of enactment, to complete the accounting under ASC 740. During the first quarter of fiscal 2019, the impact of the TCJA to the Company’s income tax expense was immaterial.

As of November 30, 2018, the Company has completed its accounting for the remeasurement of the Company’s deferred tax balances. Additionally, the Company has concluded there is minimal to no impact on the Company’s financial statements as a result of the following provisions of the TCJA: deductibility limitations on meal and entertainment-related expenses and base erosion anti-abuse tax.

As of November 30, 2018, the Company continues to evaluate the accounting for the following provisions of the TCJA: (i) recognition of the one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries with associated foreign tax credits; (ii) a new tax on global intangible low-taxed income ("GILTI"); (iii) deductibility limitations on compensation for covered employees; (iv) deductibility limitations on business interest expense; and (v) a new tax on foreign-derived intangible income. The Company has elected to treat the new GILTI tax as a current period cost. The impacts of the legislation on the Company’s tax expense may differ from the estimates recorded through November 30, 2018 and may be adjusted accordingly over the remainder of the SAB 118 measurement period.

The Company continues to evaluate the impact of the TCJA and monitor regulatory developments affecting the Company’s assertion to indefinitely reinvest all undistributed foreign earnings. The Company will complete its analysis during the remainder of the SAB 118 measurement period.
NOTE 13. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described, and informational disclosures provided, in Note 15, Stock-Based Compensation Plans, to the audited consolidated financial statements in the 2018 Form 10-K. In general, restricted stock units granted during fiscal 2019 vest ratably over a period of three years. However, certain restricted stock units granted during fiscal 2019 cliff vest after a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, performance stock units granted during fiscal 2019 vest after a period of three years.

During the three months ended November 30, 2018 and 2017, the Company granted the following awards under its stock-based compensation plans:

	November 30, 2018		November 30, 2017
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity Method	1,454	$17.81	1,167	$20.55
Liability Method	374	N/A	317	N/A

During the three months ended November 30, 2018 and the three months ended November 30, 2017, the Company recorded immaterial amounts for mark-to-market adjustments on liability awards. As of November 30, 2018, the Company had 718,640 equivalent shares accounted for under the liability method outstanding. The Company expects 684,318 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was mainly included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of earnings:

	Three Months Ended November 30,
(in thousands)	2018	2017
Stock-based compensation expense	$4,217	$4,780

NOTE 14. EMPLOYEES' RETIREMENT PLANS

Following the acquisition of the Acquired Businesses, the Company sponsors a single employer defined benefit pension plan (“Plan”) covering certain hourly union employees. The Plan is closed to new entrants. The Plan provides benefits based on length of service. The Company’s funding policy for the Plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by the Employee Retirement Income Security Act rules. Service cost is recorded in costs of goods sold, while other components of the net periodic benefit costs are recorded as selling, general and administrative expenses. Net periodic pension expense was immaterial for the three months ended November 30, 2018.

NOTE 15. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations for the three months ended November 30, 2018 and 2017 were as follows:

	Three Months Ended November 30,
(in thousands, except share data)	2018	2017
Earnings from continuing operations	$19,420	$31,871
Basic earnings per share:
Shares outstanding for basic earnings per share	117,387,038	116,243,545
Basic earnings per share from continuing operations	$0.17	$0.27
Diluted earnings per share:
Shares outstanding for basic earnings per share	117,387,038	116,243,545
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,295,435	1,614,366
Shares outstanding for diluted earnings per share	118,682,473	117,857,911
Diluted earnings per share from continuing operations	$0.16	$0.27

There are no anti-dilutive shares for the periods presented.

CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of common stock. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the three months ended November 30, 2018, CMC did not repurchase any shares of common stock. CMC had remaining authorization to repurchase $27.6 million of shares of common stock at November 30, 2018.
NOTE 16. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 18, Commitments and Contingencies, to the audited consolidated financial statements in the 2018 Form 10-K.
The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party ("PRP") at several sites (none of which are owned by the Company) and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both November 30, 2018 and August 31, 2018, the Company had accrued $0.7 million for estimated cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. As of November 30, 2018 and August 31, 2018, total environmental liabilities with respect to CERCLA sites, were $4.0 million, of which $1.9 million was classified as other long-term liabilities. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
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
NOTE 17. BUSINESS SEGMENTS

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

The Company structures its business into the following four reporting segments: Americas Recycling, Americas Mills, Americas Fabrication, and International Mill. See Note 1, Nature of Operations, of the audited consolidated financial statements included in the 2018 Form 10-K for more information about the reporting segments, including the types of products and services from which each reporting segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's Benefit Restoration Plan assets and short-term investments, expenses of the Company's corporate headquarters, interest expense related to its long-term debt and intercompany eliminations.

The Company uses adjusted EBITDA from continuing operations to compare and evaluate the financial performance of its segments. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization, and impairment expense. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements included in the 2018 Form 10-K.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended November 30, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$240,181	$373,671	$434,558	$226,673	$2,259	$1,277,342
Intersegment sales	61,828	228,182	2,553	351	(292,914)	—
Net sales	302,009	601,853	437,111	227,024	(290,655)	1,277,342
Adjusted EBITDA from continuing operations	15,434	113,873	(36,996)	32,779	(59,554)	65,536
Total assets as of November 30, 2018*	264,142	1,701,353	1,145,705	501,886	95,564	3,708,650
* Total assets listed in Corporate and Other includes assets from discontinued operations.

	Three Months Ended November 30, 2017
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$274,337	$246,733	$330,552	$220,212	$4,699	$1,076,533
Intersegment sales	45,004	166,785	2,227	266	(214,282)	—
Net sales	319,341	413,518	332,779	220,478	(209,583)	1,076,533
Adjusted EBITDA from continuing operations	15,005	55,166	2,032	30,944	(23,880)	79,267
Total assets as of August 31, 2018*	291,838	1,115,339	739,151	485,548	696,428	3,328,304

* Total assets listed in Corporate and Other includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Three Months Ended November 30,
(in thousands)	2018	2017
Earnings from continuing operations	$19,420	$31,871
Interest expense	16,663	6,611
Income taxes	5,609	8,425
Depreciation and amortization	35,176	31,899
Amortization of acquired unfavorable contract backlog	(11,332)	—
Impairment of assets	—	461
Adjusted EBITDA from continuing operations	$65,536	$79,267
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (the "Form 10-Q"), and our audited consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018 (the "2018 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of this Item 2 of this Form 10-Q and in the section entitled "Risk Factors" in Item 1A of the 2018 Form 10-K and this Form 10-Q. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the 2018 Form 10-K.

RESULTS OF OPERATIONS SUMMARY

Business Overview

As a vertically integrated organization, we manufacture, recycle, and market steel and metal products, related materials and services through a network of facilities that includes eight electric arc furnace ("EAF") mini mills, two EAF micro mills, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses, and metal recycling facilities in the United States ("U.S.") and Poland. Our operations are conducted through the following business segments: Americas Recycling, Americas Mills, Americas Fabrication, and International Mill.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended November 30,
(in thousands, except per share data)	2018	2017
Net sales*	$1,277,342	$1,076,533
Earnings from continuing operations	19,420	31,871
Diluted earnings per share*	0.16	0.27
*from continuing operations

Our first quarter of fiscal 2019 was highlighted by the completion of the acquisition of the Acquired Businesses on November 5, 2018, as discussed in Note 2, Acquisition, the operating results of which are included in our Americas Mills and Americas Fabrication segments from the date of acquisition. Net sales from continuing operations for the three months ended November 30, 2018 increased 19% compared to the same period for fiscal 2018, with approximately $121.2 million of the increase attributable to operations of the Acquired Businesses. Also contributing to the increase in net sales, our new micro mill in Durant, Oklahoma shipped approximately 59 thousand short tons during the first quarter of fiscal 2019, with no comparable activity in the first quarter of fiscal 2018. Continued strength in global demand for steel has led to increased margins across our Americas Recycling, Americas Mills and International Mill segments as compared to the first quarter of fiscal 2018. Our Americas Fabrication segment continues to reflect average selling prices that have lagged behind increased input and production costs. However, new contract bookings indicate that pricing in this segment is beginning to reflect the increased input costs.

Earnings from continuing operations for the three months ended November 30, 2018 includes certain purchase accounting adjustments required in connection with the acquisition of the Acquired Businesses, including amortization of the acquired unfavorable contract backlog. Additionally, included in our results for the first quarter of fiscal 2019 were certain acquisition-related costs, including integration efforts. These costs have been reflected in the results of our Corporate and Other segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased $21.1 million for the three months ended November 30, 2018 compared to the corresponding period in fiscal 2018, driven by an increase in professional fees and legal expenses.

Interest Expense

Interest expense for the three months ended November 30, 2018 increased $10.1 million compared to the three months ended November 30, 2017. The increase was, in part, a result of financing activities undertaken in connection with the acquisition of the Acquired Businesses, including issuance of the 2026 Notes and a draw under the 2018 Term Loan (both defined in Note 9, Credit Arrangements), driving a year-over-year increase of $5.6 million. Also contributing to the increase in the first quarter of fiscal 2019, as compared to the same period of fiscal 2018, was a reduction of $3.8 million in capitalized interest. Capitalized interest, which reduces interest expense, was higher in fiscal 2018 due to the construction of our new micro mill in Durant, Oklahoma, which was placed in service during fiscal 2018.

Income Taxes

Our effective income tax rate from continuing operations for the three months ended November 30, 2018 and 2017 was 22.4% and 20.9%, respectively. The effective tax rate for the current period is greater than the effective tax rate for the corresponding period of the prior fiscal year primarily due to the recognition of more significant benefits in the prior year, as disclosed in Note 12, Income Tax.
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. Financial results for our reportable segments are consistent with the basis in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 17, Business Segments. The operational data presented in the tables below is calculated using averages; and therefore, it is not meaningful to quantify the effect that any individual component had on the segment's net sales or adjusted EBITDA.

Americas Recycling

	Three Months Ended November 30,
(in thousands)	2018	2017
Net sales	$302,009	$319,341
Adjusted EBITDA	15,434	15,005

Average selling price (per short ton)
Ferrous	$273	$257
Nonferrous	1,982	2,208

Short tons shipped (in thousands)
Ferrous	579	589
Nonferrous	63	66
Total	642	655

Net sales for the three months ended November 30, 2018 decreased $17.3 million, or 5%, compared to the corresponding period in fiscal 2018. Approximately 82% of the decrease in net sales for the three months ended November 30, 2018 was due to decreases in nonferrous average selling prices, as compared to the corresponding period in fiscal 2018. Such decrease was the result of a general decline in pricing across non-ferrous commodities, including copper and aluminum during the three months ended November 30, 2018 as compared to the same period in fiscal 2018.

Adjusted EBITDA for the three months ended November 30, 2018 was relatively flat on a year-over-year basis, as modest increases in average combined metal margin of ferrous and nonferrous scrap were largely offset by reduced shipments, as compared to the first quarter of fiscal 2018. Adjusted EBITDA included non-cash stock compensation expense of $0.3 million and $0.2 million for the three months ended November 30, 2018 and 2017, respectively.

Americas Mills

	Three Months Ended November 30,
(in thousands)	2018	2017
Net sales	$601,853	$413,518
Adjusted EBITDA	113,873	55,166

Average price (per short ton)
Total sales	$682	$550
Cost of ferrous scrap utilized	307	256
Metal margin	375	294

Short tons (in thousands)
Melted	909	655
Rolled	844	602
Shipped	847	677

Net sales for the three months ended November 30, 2018 increased $188.3 million, or 46%, compared to the corresponding period in fiscal 2018. The increase in net sales was due, in part, to increased shipments of 170 thousand short tons for the three months ended November 30, 2018 as compared to the same period in fiscal 2018, with the Acquired Businesses shipping 114 thousand short tons, and our new micro mill in Durant, Oklahoma shipping 59 thousand short tons. Also contributing to increased year-over-year net sales was an increase in average selling price of $132 per short ton, as selling prices have risen in response to increasing input costs.

Adjusted EBITDA for the three months ended November 30, 2018 increased $58.7 million compared to the corresponding period in fiscal 2018, with the Acquired Businesses contributing $11.6 million. The year-over-year increase in adjusted EBITDA was driven by metal margin expansion on rebar and merchant products of 37% and 23%, respectively, coupled with incremental shipments from our new micro mill in Durant, Oklahoma. Partially offsetting these increases in adjusted EBITDA were increases in conversion costs, including electrode and alloy costs, totaling approximately $16 per short ton during the first three months of fiscal 2019, compared to the same periods in fiscal 2018. Adjusted EBITDA included non-cash stock compensation expense of $1.0 million and $1.1 million for the three months ended November 30, 2018 and 2017, respectively.

Americas Fabrication

	Three Months Ended November 30,
(in thousands)	2018	2017
Net Sales	$437,111	$332,779
Adjusted EBITDA	(36,996)	2,032

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar and other	$868	$778

Short tons shipped (in thousands)
Rebar and other	319	264

Net sales for the three months ended November 30, 2018 increased by $104.3 million, or 31%, compared to the same period in fiscal 2018, as average rebar selling prices have increased. Shipments in this segment increased by 55 thousand short tons, approximately 52 thousand short tons of which were shipped by the rebar fabrication locations of the Acquired Businesses. Amortization benefit of $11.3 million related to the unfavorable contract backlog of the Acquired Businesses was included as an increase to net sales during the three months ended November 30, 2018.

For the three months ended November 30, 2018, this segment reported an adjusted EBITDA loss of $37.0 million, compared to adjusted EBITDA of $2.0 million in the corresponding period in fiscal 2018. Adjusted EBITDA was reduced by approximately $11.3 million of amortization of unfavorable contract backlog described above. In addition to these losses, the other primary driver for the year-over-year decrease in adjusted EBITDA was a 38% reduction in average rebar fabrication metal margin for the three months ended November 30, 2018, driven by the lag in our fabrication project backlog where average selling prices did not keep pace with increasing raw material and conversion costs. Adjusted EBITDA included non-cash stock compensation expense of $0.6 million and $0.5 million for the three months ended November 30, 2018 and 2017, respectively.

International Mill

	Three Months Ended November 30,
(in thousands)	2018	2017
Net sales	$227,024	$220,478
Adjusted EBITDA	32,779	30,944

Average price (per short ton)
Total sales	$547	$517
Cost of ferrous scrap utilized	295	296
Metal margin	252	221

Short tons (in thousands)
Melted	392	355
Rolled	263	336
Shipped	392	400

Net sales for the three months ended November 30, 2018 increased $6.5 million, or 3%, compared to the corresponding period in fiscal 2018. The year-over-year increase was driven largely by increased construction activity and continued economic improvements in Poland and the surrounding markets, resulting in an increase in average selling prices of 6% for the three months ended November 30, 2018. Short tons shipped during the three months ended November 30, 2018 decreased moderately as compared to the first quarter of fiscal 2018 as a result of planned downtime during the first quarter for routine maintenance. The increase in net sales for the three months ended November 30, 2018 also reflected unfavorable foreign currency translation impacts of approximately $8.5 million due to the fluctuations of the U.S. dollar in relation to the Polish zloty.

Adjusted EBITDA for the three months ended November 30, 2018 increased 6% compared to the corresponding period in fiscal 2018. The increase in adjusted EBITDA for the three months ended November 30, 2018 resulted from metal margin increases across all product lines, resulting in an overall 14% increase in average metal margin compared to the corresponding period in fiscal 2018. Adjusted EBITDA included non-cash stock compensation expense of $0.1 million and $0.5 million for the three months ended November 30, 2018 and 2017, respectively. Adjusted EBITDA for the three months ended November 30, 2018 also reflected unfavorable foreign currency translation impacts of approximately $1.2 million due to the fluctuations of the U.S. dollar in relation to the Polish zloty.

Corporate and Other

Corporate and Other reported an adjusted EBITDA loss of $59.6 million for the three months ended November 30, 2018 compared to an adjusted EBITDA loss of $23.9 million for the corresponding period in fiscal 2018. The additional loss for the three months ended November 30, 2018, as compared to the same period in fiscal 2018, was the result of a $24.1 million increase in professional fees and legal expenses. Also included in Corporate and Other adjusted EBITDA was approximately $9.7 million related to the elimination of intercompany profit on shipments across segments.

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

Sources of Liquidity and Capital Resources

Our U.S. operations have access to the $350.0 million credit facility described in Note 9, Credit Arrangements, and availability under the $200.0 million accounts receivable program described below.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 13% of total trade receivables at November 30, 2018.

For added flexibility, as needed, we may draw cash advances under the accounts receivables programs in the U.S. and Poland. See Note 9, Credit Arrangements, for further information.

The table below reflects our sources, facilities and availability of liquidity as of November 30, 2018:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$52,352	$52,352
Notes due from 2023 to 2027	980,000	*
Revolving credit facility	350,000	346,721
U.S. accounts receivable facility	200,000	169,400
Term Loans	318,375	—
Poland accounts receivable facility	52,744	52,744
Bank credit facilities — uncommitted	59,337	57,975
Other, including equipment notes	49,991	*
 _________________
* We believe we have access to additional financing and refinancing, if needed.

Cash Flows

Operating Activities
Our cash flows from operating activities result primarily from the sale of steel and related products, and to a lesser extent, sales of nonferrous metal products and other raw materials used in steel manufacturing. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, natural gas prices and interest rates. See Note 10, Derivatives and Risk Management, for further information.

With the adoption of ASU 2016-15, cash receipts related to the collection of the deferred purchase price ("DPP") from our accounts receivable programs in the U.S. and Poland (the "Programs"), previously recorded as cash flows from operating activities, were recorded as cash flows from investing activities in the statement of cash flows for all periods presented. For the three months ended November 30, 2018, upon adoption of ASU 2016-15, coupled with amendments made to the Programs, as discussed in Note 6, Accounts Receivable Programs, cash collections during the first quarter of fiscal 2019 related to our outstanding balance of DPP of $367.5 million at August 31, 2018 were reflected as cash flows from investing activities. As result of the amendments to the Programs, excluding collections related to the outstanding DPP balance at August 31, 2018, future cash collections of trade receivables under the Programs are classified as operating activities, and cash advances, including repayment of such advances, are classified as financing activities beginning in fiscal 2019.

Net cash flows used by operating activities was $357.6 million for the three months ended November 30, 2018, compared to $120.2 million for the three months ended November 30, 2017. The primary driver for the year-over-year increase in cash used by operating activities was due to the adoption of ASU 2016-15 described above, which resulted in reclassifications of $367.5 million and $176.0 million related to cash collections of the DPP from the Programs for the three months ended November 30, 2018 and 2017, respectively. Excluding the impact of ASU 2016-15, the year-over-year change in operating cash flows was due to decreased cash flows from earnings after taking into consideration non-cash charges, as compared to the three months ended November 30, 2017. Year-over-year cash flows from changes in operating assets and liabilities ("working capital") for the three months ended November 30, 2018 reflect a moderate increase in working capital. For continuing operations, days sales outstanding improved by two days, while days sales in inventory deteriorated by nine days compared to the three months ended November 30, 2017.

Investing Activities
Net cash flows used by investing activities increased $379.6 million for the three months ended November 30, 2018 as compared to the three months ended November 30, 2017. The year-over-year increase in cash used by investing activities was primarily due to the completion of the acquisition of the Acquired Businesses, as described in Note 2, Acquisition. Partially offsetting this, the adoption of ASU 2016-15 resulted in a total year-over-year increase of $281.6 million, including $191.6 million related to the cash collections of the DPP from the Programs, and a $90.0 million repayment during the first quarter of fiscal 2018 of cash advances under the Programs that were outstanding at August 31, 2017.

We estimate that our fiscal 2019 capital budget will range between approximately $175 million to $225 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net year-over-year cash flows from financing activities during fiscal 2019 increased by $164.7 million compared to the three months ended November 30, 2017. The increase was primarily due to the draw under the 2018 Term Loan during fiscal 2019. This increase was partially offset by increased year-over-year payments of $4.2 million related to repayments of long-term debt during fiscal 2019, including required minimum principal payments associated with the Term Loans (as defined in Note 9, Credit Arrangements), as well as net repayments of amounts drawn under the Programs. We regularly evaluate the use of our cash in efforts to maximize total shareholder return, including debt repayment, capital deployment, share repurchases and dividends.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations at November 30, 2018 increased by approximately $400 million from August 31, 2018, primarily due to the acquisition of the Acquired Businesses. Such increase includes financing and related interest obligations, as well as incremental open purchase orders of the Acquired Businesses related to ordinary course of business purchasing activities. Our estimated contractual obligations for the twelve months ending November 30, 2019 are approximately $580 million and primarily consist of expenditures incurred in connection with normal revenue producing activities.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At November 30, 2018, we had committed $28.3 million under these arrangements, of which $3.3 million reduced availability under the Revolver.

OFF-BALANCE SHEET ARRANGEMENTS

As described in Note 9, Credit Arrangements, we have trade accounts receivable programs in both the U.S. and Poland. As of September 1, 2018, the Programs were amended such that they no longer qualify for off-balance sheet treatment. For periods prior to September 1, 2018, we accounted for transfers of the trade accounts receivable as sales: trade accounts receivable balances transferred were removed from the unaudited condensed consolidated balance sheets, and cash advances received were reflected as cash provided by operating activities on our unaudited condensed consolidated statements of cash flows.
CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 16, Commitments and Contingencies, for more information.
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies provided by our recent acquisitions, demand for our products, steel margins, the ability to operate our mills at full capacity, future supplies of raw materials and energy for our operations, share repurchases, legal proceedings, renewing the credit facilities of our Polish subsidiary, the reinvestment of undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, our new Oklahoma micro mill, estimated contractual obligations, the effects of the acquisition of substantially all of the U.S. rebar fabrication facilities and the steel mini mills located in or around Rancho Cucamonga, California, Jacksonville, Florida, Sayreville, New Jersey and Knoxville, Tennessee previously owned by Gerdau S.A. and certain of its subsidiaries (collectively, the “Acquired Businesses”), and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference into this Form 10-Q, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors, of the 2018 Form 10-K as well as the following:

•	changes in economic conditions which affect demand for our products or construction activity generally, and the impact of such changes on the highly cyclical steel industry;

•
rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices or reducing the profitability of our fabrication contracts due to rising commodity pricing;

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

•	failure to retain key management and employees of the Acquired Businesses;

•
issues or delays in the successful integration of the Acquired Businesses’ operations with those of the Company, including the inability to substantially increase utilization of the Acquired Businesses' steel mini mills, and incurring or experiencing unanticipated costs and/or delays or difficulties;

•
difficulties or delays in the successful transition of the Acquired Businesses to the information technology systems of the Company as well as risks associated with other integration or transition of the operations, systems and personnel of the Acquired Businesses;

•	unfavorable reaction to the acquisition of the Acquired Businesses by customers, competitors, suppliers and employees;

•	lower than expected future levels of revenues and higher than expected future costs;

•	failure or inability to implement growth strategies in a timely manner;

•	impact of goodwill impairment charges;

•	impact of long-lived asset impairment charges;

•	currency fluctuations;

•	global factors, including political uncertainties and military conflicts;

•	availability and pricing of electricity, electrodes and natural gas for mill operations;

•	ability to hire and retain key executives and other employees;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	information technology interruptions and breaches in security;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials and other items over which we exert little influence, including scrap metal, energy and insurance;

•	unexpected equipment failures;

•	ability to realize the anticipated benefits of our investment in our new micro mill in Durant, Oklahoma;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	impacts of the TCJA; and

•	increased costs related to health care reform legislation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $58.7 million, or 49%, compared to August 31, 2018. Forward contracts denominated in Euro with a Polish zloty functional currency, forward contracts denominated in U.S. dollars with a Polish zloty functional currency, and forward contracts denominated in Euro with a U.S. dollar functional currency increased $49.9 million, $5.1million, and $4.1 million, respectively, compared to August 31, 2018.

The Company's total commodity contract commitments decreased $17.4 million, or 32%, compared to August 31, 2018.

There were no other material changes to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in the 2018 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods, and includes controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q, and they have concluded that as of that date, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended November 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have received notices from the EPA or state agencies with similar responsibility that we and numerous other parties are considered a potentially responsible party ("PRP") and may be obligated under CERCLA, or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at ten locations. The notices refer to the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, the Industrial Salvage site in Corpus Christi, Texas, and the Ward Transformer site in Raleigh, North Carolina. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this Form 10-Q, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

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
ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the 2018 Form 10-K.

We may fail to realize all of the anticipated benefits of the acquisition of the Acquired Businesses or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the Acquired Businesses.

Our ability to realize the anticipated benefits of the acquisition of the Acquired Businesses will depend, to a large extent, on our ability to integrate the Acquired Businesses, which is a complex, costly and time consuming process. Because the Acquired Businesses were carved-out from a larger enterprise, integrating the Acquired Businesses will be inherently more difficult than if they were a standalone business. As a result, we must devote significant management attention and resources to integrate our business practices and operations with those of the Acquired Businesses. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of all of the expected benefits of the acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Acquired Businesses could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

In addition, the integration of the Acquired Businesses may result in material, unanticipated problems, expenses, liabilities, competitive responses and loss of customers and other business relationships. Additional integration challenges include:

•	diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition of the Acquired Businesses;

•	difficulties in integrating operations and systems;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in retaining key personnel;

•	the impact of known and unknown liabilities that we may inherit from the Acquired Businesses; and

•	coordinating a geographically dispersed organization.

Many of these factors are outside of our control, and any one of them could result in increased costs, lower than expected revenues and diversion of management’s time and energy, any of which could adversely affect our business, financial condition and results of operations and result in us becoming subject to litigation.

In addition, even if the Acquired Businesses are integrated successfully, we may not realize all of the anticipated benefits of the acquisition, including the synergies, cost savings and sales or growth opportunities. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. Any of these factors could cause reductions in our earnings per share, decrease or delay the expected accretive effect of the acquisition and negatively impact the price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended November 30, 2018.

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

10.1
Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated October 23, 2018, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10(i)(n) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2018 and incorporated herein by reference).

10.2*	Form of Restricted Stock Unit Award Agreement (filed herewith).

10.3*	Form of Performance Award Agreement (filed herewith).

21	Subsidiaries of Commercial Metals Company (filed herewith).

31.1	Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Mary A. Lindsey, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

* Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

January 8, 2019	/s/ Mary A. Lindsey
Mary A. Lindsey
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)