Form 10-Q
period 2019-02-28
COMMERCIAL METALS CO
filed 2019-03-26
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
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

As of March 22, 2019, 117,921,070 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share data)	2019	2018	2019	2018
Net sales	$1,402,783	$1,054,268	$2,680,125	$2,130,801
Costs and expenses:
Cost of goods sold	1,252,493	927,101	2,370,926	1,860,617
Selling, general and administrative expenses	98,726	108,477	215,943	204,587
Interest expense	18,495	7,181	35,158	13,792
	1,369,714	1,042,759	2,622,027	2,078,996

Earnings from continuing operations before income taxes	33,069	11,509	58,098	51,805
Income taxes	18,141	1,728	23,750	10,153
Earnings from continuing operations	14,928	9,781	34,348	41,652

Earnings (loss) from discontinued operations before income taxes	(1,075)	290	(618)	8,410
Income taxes (benefit)	3	(98)	138	3,082
Earnings (loss) from discontinued operations	(1,078)	388	(756)	5,328

Net earnings	$13,850	$10,169	$33,592	$46,980

Basic earnings (loss) per share*
Earnings from continuing operations	$0.13	$0.08	$0.29	$0.36
Earnings (loss) from discontinued operations	(0.01)	—	(0.01)	0.05
Net earnings	$0.12	$0.09	$0.29	$0.40

Diluted earnings (loss) per share*
Earnings from continuing operations	$0.13	$0.08	$0.29	$0.35
Earnings (loss) from discontinued operations	(0.01)	—	(0.01)	0.05
Net earnings	$0.12	$0.09	$0.28	$0.40

Cash dividends per share	$0.12	$0.12	$0.24	$0.24
Average basic shares outstanding	117,854,335	116,808,838	117,677,422	116,524,630
Average diluted shares outstanding	118,942,758	118,269,721	118,996,427	118,149,815
See notes to unaudited condensed consolidated financial statements.

* EPS is calculated independently for each component and may not sum to Net Earnings EPS due to rounding

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2019	2018	2019	2018
Net earnings	$13,850	$10,169	$33,592	$46,980
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	514	11,943	(9,143)	14,778
Reclassification for translation loss realized upon liquidation of investment in foreign entity	936	—	837	—
Foreign currency translation adjustment	1,450	11,943	(8,306)	14,778
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss)	(86)	14	(121)	25
Reclassification for gain included in net earnings	(42)	(74)	(84)	(180)
Net unrealized loss on derivatives	(128)	(60)	(205)	(155)
Defined benefit obligation:
Amortization of prior services	(8)	(7)	(15)	(13)
Reclassification for settlement losses	—	—	1,316	437
Defined benefit obligation	(8)	(7)	1,301	424
Other comprehensive income (loss)	1,314	11,876	(7,210)	15,047
Comprehensive income	$15,164	$22,045	$26,382	$62,027
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	February 28, 2019	August 31, 2018
Assets
Current assets:
Cash and cash equivalents	$66,742	$622,473
Accounts receivable (less allowance for doubtful accounts of $14,511 and $4,489)	976,681	749,484
Inventories, net	866,419	589,005
Other current assets	160,416	116,243
Total current assets	2,070,258	2,077,205
Property, plant and equipment, net	1,478,320	1,075,038
Goodwill	64,257	64,310
Other noncurrent assets	115,857	111,751
Total assets	$3,728,692	$3,328,304
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$322,147	$261,258
Accrued expenses and other payables	265,924	260,939
Acquired unfavorable contract backlog	75,358	—
Current maturities of long-term debt and short-term borrowings	88,902	19,746
Total current liabilities	752,331	541,943
Deferred income taxes	38,370	37,834
Other long-term liabilities	129,345	116,325
Long-term debt	1,310,150	1,138,619
Total liabilities	2,230,196	1,834,721
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,921,070 and 117,015,558 shares	1,290	1,290
Additional paid-in capital	346,156	352,674
Accumulated other comprehensive loss	(100,887)	(93,677)
Retained earnings	1,449,159	1,446,495
Less treasury stock, 11,139,594 and 12,045,106 shares at cost	(197,418)	(213,385)
Stockholders' equity	1,498,300	1,493,397
Stockholders' equity attributable to noncontrolling interests	196	186
Total stockholders' equity	1,498,496	1,493,583
Total liabilities and stockholders' equity	$3,728,692	$3,328,304
See notes to unaudited condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended February 28,
(in thousands)	2019	2018
Cash flows from (used by) operating activities:
Net earnings	$33,592	$46,980
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	76,430	66,316
Amortization of acquired unfavorable contract backlog	(34,808)	—
Stock-based compensation	10,007	13,338
Net (gain) loss on disposals of subsidiaries, assets and other	(1,202)	518
Deferred income taxes and other long-term taxes	11,705	(9,420)
Write-down of inventories	237	1,296
Provision for losses on (recovery of) receivables, net	(518)	2,048
Asset impairment	—	12,774
Changes in operating assets and liabilities	(80,809)	4,937
Beneficial interest in securitized accounts receivable	(367,521)	(322,403)
Net cash flows used by operating activities	(352,887)	(183,616)

Cash flows from (used by) investing activities:
Acquisitions, net of cash acquired	(700,982)	(6,980)
Capital expenditures	(67,497)	(101,028)
Proceeds from insurance	3,905	25,000
Proceeds from the sale of property, plant and equipment	2,042	631
Proceeds from the sale of discontinued operations and other	1,893	7,406
Advances under accounts receivable programs	—	25,247
Repayments under accounts receivable programs	—	(115,247)
Beneficial interest in securitized accounts receivable	367,521	322,403
Net cash flows from (used by) investing activities:	(393,118)	157,432

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	180,000	—
Repayments of long-term debt	(14,605)	(10,106)
Proceeds from accounts receivable programs	140,070	—
Repayments under accounts receivable programs	(92,664)	—
Dividends	(28,181)	(27,995)
Stock issued under incentive and purchase plans, net of forfeitures	(2,856)	(7,394)
Increase in documentary letters of credit, net	—	10
Contribution from noncontrolling interests	10	13
Net cash flows from (used by) financing activities	181,774	(45,472)
Effect of exchange rate changes on cash	(221)	249
Decrease in cash, restricted cash and cash equivalents	(564,452)	(71,407)
Cash, restricted cash and cash equivalents at beginning of period	632,615	285,881
Cash, restricted cash and cash equivalents at end of period	$68,163	$214,474
See notes to unaudited condensed consolidated financial statements.

Supplemental information:	Six Months Ended February 28,
(in thousands)	2019	2018
Cash paid for income taxes	$1,771	$7,668
Cash paid for interest	$31,518	$20,229

Noncash activities:
Liabilities related to additions of property, plant and equipment	$26,186	$30,374

Cash and cash equivalents	$66,742	$195,184
Restricted cash	1,421	19,290
Total cash, restricted cash and cash equivalents	$68,163	$214,474

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended February 28, 2018
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, November 30, 2017	129,060,664	$1,290	$344,342	$(78,342)	$1,386,623	(12,430,036)	$(219,113)	$173	$1,434,973
Net earnings					10,169				10,169
Other comprehensive income				11,876					11,876
Dividends					(14,001)				(14,001)
Issuance of stock under incentive and purchase plans, net of forfeitures			(1,204)			195,040	3,331		2,127
Stock-based compensation			6,316						6,316
Contribution of noncontrolling interest			—					13	13
Balance, February 28, 2018	129,060,664	$1,290	$349,454	$(66,466)	$1,382,791	(12,234,996)	$(215,782)	$186	$1,451,473

	Six Months Ended February 28, 2018
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2017	129,060,664	$1,290	$349,258	$(81,513)	$1,363,806	(13,266,928)	$(232,084)	$173	$1,400,930
Net earnings					46,980				46,980
Other comprehensive income				15,047					15,047
Dividends					(27,995)				(27,995)
Issuance of stock under incentive and purchase plans, net of forfeitures			(23,695)			1,031,932	16,302		(7,393)
Stock-based compensation			8,643						8,643
Contribution of noncontrolling interest			—					13	13
Reclassification of share-based liability awards			15,248						15,248
Balance, February 28, 2018	129,060,664	$1,290	$349,454	$(66,466)	$1,382,791	(12,234,996)	$(215,782)	$186	$1,451,473

	Three Months Ended February 28, 2019
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, November 30, 2018	129,060,664	$1,290	$342,893	$(102,201)	$1,449,374	(11,426,463)	$(202,515)	$186	$1,489,027
Net earnings					13,850				13,850
Other comprehensive income				1,314					1,314
Dividends					(14,065)				(14,065)
Issuance of stock under incentive and purchase plans, net of forfeitures			(1,733)			286,869	5,097		3,364
Stock-based compensation			4,996						4,996
Contribution of noncontrolling interests								10	10
Balance, February 28, 2019	129,060,664	$1,290	$346,156	$(100,887)	$1,449,159	(11,139,594)	$(197,418)	$196	$1,498,496

	Six Months Ended February 28, 2019
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2018	129,060,664	$1,290	$352,674	$(93,677)	$1,446,495	(12,045,106)	$(213,385)	$186	$1,493,583
Net earnings					33,592				33,592
Other comprehensive loss				(7,210)					(7,210)
Dividends					(28,181)				(28,181)
Issuance of stock under incentive and purchase plans, net of forfeitures			(18,823)			905,512	15,967		(2,856)
Stock-based compensation			12,305						12,305
Contribution of noncontrolling interests								10	10
Adoption of ASC 606 adjustment			—		(2,747)				(2,747)
Balance, February 28, 2019	129,060,664	$1,290	$346,156	$(100,887)	$1,449,159	(11,139,594)	$(197,418)	$196	$1,498,496
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

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230).  ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. The new standard provides guidance on eight specific cash flow issues, including the statement of cash flows treatment of beneficial interests in securitized financial transactions, which encompasses activities under the Company's accounts receivable programs in the U.S. and Poland. The Company adopted the standard, which requires retrospective application to all periods presented, in the first quarter of fiscal 2019. As a result of adoption, the Company reported reductions in operating cash flows of $367.5 million and $322.4 million, respectively, with offsetting increases in investing cash flows related to the collection of previously sold trade accounts receivable in the consolidated statements of cash flows for the six months ended February 28, 2019 and 2018. Additionally, upon adoption, the $90.0 million repayment during the first quarter of fiscal 2018 of advances outstanding at August 31, 2017, originally recorded as an outflow from operating activities, was reclassified to investing activities.

On September 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, including the related amendments ("the new revenue standard"). The Company adopted the new revenue standard under the modified retrospective approach and applied the guidance only to contracts that were not completed as of the date of adoption. The Company recognized a total cumulative effect of $2.7 million, net of tax, as a reduction to the opening balance of retained earnings as of September 1, 2018. There was no impact to the condensed consolidated statement of cash flows or other comprehensive income.
In accordance with ASC 606, the disclosure below reflects the impact of adoption to the unaudited condensed consolidated statement of earnings, as compared to what the results would have been under ASC 605, Revenue Recognition. The impact to the unaudited condensed consolidated balance sheet was immaterial.

	Three Months Ended February 28, 2019
(in thousands)	As Reported	Balances Without Adoption of Topic 606	Effect of Change - Higher (Lower)
Net sales	$1,402,783	$1,405,205	$(2,422)
Net earnings	$13,850	$15,655	$(1,805)

	Six Months Ended February 28, 2019
(in thousands)	As Reported	Balances Without Adoption of Topic 606	Effect of Change - Higher (Lower)
Net sales	$2,680,125	$2,684,772	$(4,647)
Net earnings	$33,592	$37,124	$(3,532)

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Internal-use Software, to determine which implementation costs to capitalize or to expense as incurred. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. This ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The ASU better aligns accounting rules with a company's risk management activities, better reflects economic results of hedging in financial statements, and simplifies hedge accounting treatment. For public companies, this standard is effective for annual periods beginning after December 15, 2018, including interim periods. The standard must be applied to hedging relationships existing on the date of adoption, and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements and the planned adoption date.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has modified the standard thereafter. The standard requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or longer. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and will be effective for the Company beginning September 1, 2019, at which point the Company plans to adopt the standard. Upon adoption, the Company expects an increase in both right of use assets and right of use liabilities in the consolidated balance sheet. The Company continues to review the effects of ASU 2016-02 and any modifications thereafter, including evaluation of the impact on internal processes and systems, internal controls, and its consolidated financial statements.
NOTE 2. ACQUISITION

On November 5, 2018 (the "Acquisition Date"), the Company completed the acquisition of 33 rebar fabrication facilities in the United States, as well as four electric-arc furnace mini mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses." The total cash purchase price, including working capital adjustments, was $701.2 million, subject to customary purchase price adjustments, and was funded through a combination of domestic cash on-hand and borrowings under the 2018 Term Loan, as defined in Note 9, Credit Arrangements.

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the Acquisition Date fair value. In valuing acquired assets and liabilities, fair value estimates use Level 3 inputs, including expected future cash flows and discount rates. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the Acquisition Date, the Company’s estimates are inherently uncertain and subject to refinement. The results of operations of the Acquired Businesses are reflected in the Company’s condensed consolidated financial statements from the Acquisition Date. The financial statements were not retrospectively adjusted for any measurement-period adjustments that occurred in subsequent periods. Rather, any adjustments to provisional amounts that were identified during the allowable one year measurement period (the "Measurement Period") are recorded in the reporting period in which the adjustment was determined.

The table below presents the preliminary fair value that was allocated to the Acquired Businesses' assets and liabilities based upon fair values as determined by the Company, as well as any Measurement Period adjustments made during the second quarter of fiscal 2019. Final determination of the fair values may result in further adjustments to the values presented in the following table:

(in thousands)	Estimated Fair Value as Previously Reported*	Measurement Period Adjustments**	Estimated Fair Value
Cash and cash equivalents	$6,399	$—	$6,399
Accounts receivable	308,074	(6,334)	301,740
Inventories	207,648	(5,566)	202,082
Other current assets	11,788	14,502	26,290
Property, plant and equipment	424,541	(10,304)	414,237
Intangible assets	10,252	(10,252)	—
Deferred income taxes	10,567	1,039	11,606
Accounts payable-trade, accrued expenses and other payables	(128,183)	(6,519)	(134,702)
Acquired unfavorable contract backlog	(133,600)	23,434	(110,166)
Other long-term liabilities	(9,920)	—	(9,920)
Pension and other post retirement employment benefits	(6,365)	—	(6,365)
Total assets acquired and liabilities assumed	$701,201	$—	$701,201
* As previously reported in the Company's Quarterly Report on Form 10-Q for the period ended November 30, 2018
** The Company recorded measurement period adjustments in the second quarter of fiscal 2019 to reflect facts and circumstances in existence as of the Acquisition Date. These measurement period adjustments primarily related to changes in valuation assumptions and other initial estimates.

Inventories
The acquired inventory is comprised of finished goods, work in process and raw materials. The fair value of finished goods was preliminarily calculated as the estimated selling price, adjusted for the selling costs and a reasonable profit margin. The fair value of semi-finished goods was preliminarily calculated as the estimated selling price, adjusted for estimated costs to complete manufacturing, estimated selling costs, and a reasonable profit margin. The fair value of raw materials was determined to approximate the historical carrying value as it represented market cost. The inventory step up recognized for the three and six month periods ended February 28, 2019 was $10.3 million, which has been reflected in the Company's Americas Mills segment as cost of goods sold as the related inventory has been sold.

Property, Plant and Equipment
The fair value of real property was preliminarily calculated using the cost approach for buildings and improvements and either a sales comparison or market approach for land. The fair value of personal property was preliminarily calculated using the cost approach. The cost approach measures the value by estimating the cost to acquire or construct comparable assets and adjusts for age and condition. The Company assigned real property a useful life ranging from 1 to 35 years and personal property a useful life ranging from 1 to 25 years.

Deferred Income Taxes
Deferred income tax assets include the expected future federal and state tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating the deferred tax assets represent a preliminary consolidated tax rate which may be adjusted during the Measurement Period as the Company applies the appropriate tax rate for each legal entity.

Pension and Other Postretirement Liabilities
The Company recognized a net liability of $6.4 million, representing the unfunded portion of the acquired defined-benefits pension plan and other postretirement benefit plan.

Acquired Unfavorable Contract Backlog
The Company determined that the backlog associated with existing contracts at the acquired fabrication facilities represented a separable intangible liability. The unfavorable contract backlog was valued using the income approach. Amortization of the backlog will correspond with completion of the acquired contracts, which is estimated to be between 1 to 2 years.

Other Assets Acquired and Liabilities Assumed
The Company used historical carrying values for trade accounts receivable and payables, as well as certain other current and non-current assets and liabilities, as their carrying values represented the fair value of those items as of the Acquisition Date.

Financial Results

The following table summarizes the financial results of the Acquired Businesses from the Acquisition Date for the three and six months ended February 28, 2019 that are included in the Company’s condensed consolidated statement of earnings and condensed consolidated statement of comprehensive income.

(in thousands)	Three Months Ended February 28, 2019	Six Months Ended February 28, 2019
Net sales	$383,572	$505,071
Earnings before income taxes	$26,670	$35,096

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of the Acquired Businesses occurred on September 1, 2017. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition of the Acquired Businesses had been completed on September 1, 2017. These results were not used as part of management analysis of the financial results and performance of the Company. These results are adjusted, where possible, for transaction and integration related costs. These results involve a significant amount of estimates.

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2019	2018	2019	2018
Pro forma net sales *	$1,379,033	$1,470,603	$2,925,007	$2,914,292
Pro forma net earnings **	$10,260	$18,786	$26,081	$(2,187)
* Pro forma net sales for the three and six months ended February 28, 2018 includes estimated fair value adjustments related to amortization of unfavorable contract backlog. The impact of the amortization of unfavorable contract backlog has been removed from the pro forma net sales for the three and six months ended February 28, 2019.
** Pro forma net earnings for the three and six months ended February 28, 2018 reflects the impact of fair value adjustments related to the amortization of unfavorable contract backlog described above. Pro forma net earnings for the six months ended February 28, 2018 includes estimated fair value adjustments related to inventory step-up, as well as non-recurring acquisition and integration costs of approximately $47.5 million.
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

	Three Months Ended February 28,	Six Months Ended February 28,
(in thousands)	2018	2018
Net sales	$139,011	$301,122
Costs and expenses:
Cost of goods sold	130,687	272,138
Selling, general and administrative expenses	8,034	20,660
Interest expense	—	(86)
Earnings before income taxes	290	8,410
Income taxes	(98)	3,082
Earnings from discontinued operations	$388	$5,328

There were no material operating or investing non-cash items for discontinued operations for the three and six months ended February 28, 2019 and 2018.

The assets and liabilities of the businesses classified as held for sale and discontinued operations were immaterial at both February 28, 2019 and August 31, 2018.
NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended February 28, 2019
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, November 30, 2018	$(102,393)	$1,279	$(1,087)	$(102,201)
Other comprehensive income (loss) before reclassifications	514	(52)	(8)	454
Amounts reclassified from AOCI	936	(107)	—	829
Income taxes	—	31	—	31
Net other comprehensive income (loss)	1,450	(128)	(8)	1,314
Balance, February 28, 2019	$(100,943)	$1,151	$(1,095)	$(100,887)

	Six Months Ended February 28, 2019
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2018	$(92,637)	$1,356	$(2,396)	$(93,677)
Other comprehensive loss before reclassifications	(9,143)	(104)	(19)	(9,266)
Amounts reclassified from AOCI	837	(149)	1,666	2,354
Income taxes (benefit)	—	48	(346)	(298)
Net other comprehensive income (loss)	(8,306)	(205)	1,301	(7,210)
Balance, February 28, 2019	$(100,943)	$1,151	$(1,095)	$(100,887)

	Three Months Ended February 28, 2018
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, November 30, 2017	$(77,943)	$1,492	$(1,891)	$(78,342)
Other comprehensive income before reclassifications	11,943	18	—	11,961
Amounts reclassified from AOCI	—	(97)	(9)	(106)
Income taxes	—	19	2	21
Net other comprehensive income (loss)	11,943	(60)	(7)	11,876
Balance, February 28, 2018	$(66,000)	$1,432	$(1,898)	$(66,466)

	Six Months Ended February 28, 2018
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2017	$(80,778)	$1,587	$(2,322)	$(81,513)
Other comprehensive income before reclassifications	14,778	31	—	14,809
Amounts reclassified from AOCI	—	(243)	656	413
Income taxes (benefit)	—	57	(232)	(175)
Net other comprehensive income (loss)	14,778	(155)	424	15,047
Balance, February 28, 2018	$(66,000)	$1,432	$(1,898)	$(66,466)

Items reclassified out of AOCI were not material for the three and six months ended February 28, 2019 and 2018, thus the corresponding line items in the unaudited condensed consolidated statements of earnings to which the items were reclassified are not presented.

NOTE 5. REVENUE RECOGNITION

Revenue from Contracts with Customers
Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration received or expected to be received in exchange for those goods or services. The Company's performance obligations arise from (i) sales of steel products, ferrous and nonferrous scrap metals, and construction materials and (ii) services such as steel fabrication and installation. The shipment of products to customers is considered a fulfillment activity and amounts billed to customers for shipping and freight are included in net sales, and the related costs are included in cost of goods sold. Net sales is presented net of taxes.
In the Americas Mills, Americas Recycling, and International Mill segments, revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt.
In the Americas Fabrication segment, each contract represents a single performance obligation. Revenue is either recognized over time or equal to billing under an available practical expedient. For contracts where the Company provides fabricated product and installation services, revenue is recognized over time using an input method. For the three and six months of February 28, 2019, these contracts represent approximately 29% of net sales in the Americas Fabrication segment. For these contracts, the measure of progress is based on contract costs incurred to date compared to total estimated contract costs, which provides a reasonable depiction of the Company’s progress towards satisfaction of the performance obligation as there is a direct relationship between costs incurred by the Company and the transfer of the fabricated product and installation services. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method. For the three and six months of February 28, 2019, these contracts represent approximately 27% and 26%, respectively, of total revenue in the Americas Fabrication segment. For these contracts, the Company uses tons shipped compared to total estimated tons, which provides a reasonable depiction of the transfer of contract value to the customer, as there is a direct relationship between the units shipped by the Company and the transfer of the fabricated product. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If estimated total consolidated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete, or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. For the three and six months of February 28, 2019, the remaining 44% and 45%, respectively, of revenue in the Americas Fabrication segment is recognized as amounts are billed to the customer.
The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing and a liability when revenue is recognized subsequent to invoicing. Payment terms and conditions vary by contract type, although the Company generally requires customers to pay 30 days after the Company satisfies the performance obligations. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined the contracts do not include a significant financing component.
The following table provides information about assets and liabilities from contracts with customers.

(in thousands)	February 28, 2019	August 31, 2018
Contract assets (included in other current assets)	$76,316	$49,221
Contract liabilities (included in accrued expenses and other payables)	17,791	6,679
The entire contract liability as of August 31, 2018 was recognized as revenue during the six months ended February 28, 2019.
Remaining Performance Obligations
As of February 28, 2019, a total of $930.4 million has been allocated to remaining performance obligations in the Americas Fabrication segment, excluding those contracts where revenue is recognized equal to billing under an available practical expedient. Of this amount, the Company estimates the remaining performance obligations will be recognized as revenue as follows: 40% in the first twelve months, 49% in the following twelve months, and 11% thereafter. The duration of contracts in the Americas Mills, Americas Recycling, and International Mill segments are typically less than one year.

Disaggregation of Revenue
The following tables display revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended February 28, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$202	$444,327	$462,963	$167,534	$—	$1,075,026
Ferrous scrap	105,253	8,744	—	255	—	114,252
Nonferrous scrap	120,004	3,308	—	2,524	—	125,836
Construction materials	—	—	60,190	—	—	60,190
Other	429	16,416	3,525	4,632	2,477	27,479
Total	$225,888	$472,795	$526,678	$174,945	$2,477	$1,402,783

	Six Months Ended February 28, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$441	$792,292	$837,770	$385,304	$—	$2,015,807
Ferrous scrap	216,907	17,886	—	530	—	235,323
Nonferrous scrap	248,079	6,488	—	5,465	—	260,032
Construction materials	—	—	117,361	—	—	117,361
Other	642	29,800	6,105	10,319	4,736	51,602
Total	$466,069	$846,466	$961,236	$401,618	$4,736	$2,680,125

	Three Months Ended February 28, 2018*
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$277	$240,024	$257,167	$202,178	$—	$699,646
Ferrous scrap	116,313	7,095	—	298	—	123,706
Nonferrous scrap	148,425	3,902	—	3,458	—	155,785
Construction materials	—	—	51,174	—	—	51,174
Other	417	11,682	1,858	5,550	4,450	23,957
Total	$265,432	$262,703	$310,199	$211,484	$4,450	$1,054,268

	Six Months Ended February 28, 2018*
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$575	$461,586	$526,809	$412,038	$—	$1,401,008
Ferrous scrap	238,960	16,143	—	619	—	255,722
Nonferrous scrap	299,377	7,883	—	7,141	—	314,401
Construction materials	—	—	110,205	—	—	110,205
Other	857	23,824	3,737	11,898	9,149	49,465
Total	$539,769	$509,436	$640,751	$431,696	$9,149	$2,130,801
* Prior period amounts have been reported under ASC 605.

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

	Six Months Ended February 28, 2018
(in thousands)	Total	U.S.	Poland
Deferred purchase price
Balance, August 31, 2017	$215,123	$135,623	$79,500
Transfers of trade receivables	1,345,646	1,087,650	257,996
Less: CPP	(992,154)	(812,120)	(180,034)
Non-cash increase to DPP	353,492	275,530	77,962
Cash collections of DPP	(322,403)	(256,269)	(66,134)
Net repayments (advances)	90,000	90,000	—
Net collections of DPP	(232,403)	(166,269)	(66,134)
Balance, February 28, 2018	$336,212	$244,884	$91,328

At February 28, 2018, the Company transferred $338.0 million of trade accounts receivable to the financial institutions and had no advance payments outstanding under the Programs.

Discounts related to the Programs were immaterial for the three and six months ended February 28, 2018.
NOTE 7. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined as finished goods. Work in process inventories were not material at February 28, 2019 and August 31, 2018. At February 28, 2019 and August 31, 2018, $186.7 million and $177.7 million, respectively, of the Company's inventories were in the form of raw materials.

NOTE 8. GOODWILL AND OTHER INTANGIBLES

The following table details the changes in the carrying amount of goodwill by reportable segment:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Consolidated
Goodwill, gross
Balance, August 31, 2018	$9,543	$4,970	$57,428	$2,568	$74,509
Foreign currency translation	—	—	—	(56)	(56)
Impairment	—	—	—	—	—
Reclassification to assets of discontinued operations	—	—	—	—	—
Balance, February 28, 2019	$9,543	$4,970	$57,428	$2,512	$74,453

Accumulated impairment losses
Balance, August 31, 2018	$(9,543)	$—	$(493)	$(163)	$(10,199)
Foreign currency translation	—	—	—	3	3
Reclassification to assets of discontinued operations	—	—	—	—	—
Balance, February 28, 2019	$(9,543)	$—	$(493)	$(160)	$(10,196)

Goodwill, net
Balance, August 31, 2018	$—	$4,970	$56,935	$2,405	$64,310
Foreign currency translation	—	—	—	(53)	(53)
Impairment	—	—	—	—	—
Balance, February 28, 2019	$—	$4,970	$56,935	$2,352	$64,257

The total gross carrying amounts of the Company's intangible assets subject to amortization were $22.2 million and $20.5 million at February 28, 2019 and August 31, 2018, respectively, and were included in other noncurrent assets on the Company's unaudited condensed consolidated balance sheets. Intangible amortization expense from continuing operations related to such intangible assets was $0.6 million and $1.1 million for the three and six months ended February 28, 2019 and 2018, respectively. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives as of February 28, 2019.

The amortizable intangible assets (liabilities) acquired consisted of:

(in thousands, except life in years)	Life in Years	Estimated Fair Value Adjusted
Net unfavorable lease contracts	Various	$(2,705)
Unfavorable contract backlog	1-2 years*	$(110,166)
* Amortization will correspond with completion of the acquired contracts, which is estimated to occur over the next 1 to 2 years.

In connection with the acquisition of the Acquired Businesses, the Company recorded a preliminary unfavorable contract backlog liability of $110.2 million. Amortization of the backlog for the three and six months ended February 28, 2019 was $23.5 million and $34.8 million, respectively, and was recorded as an increase to net sales in the Company's unaudited condensed consolidated statement of earnings.

NOTE 9. CREDIT ARRANGEMENTS

Long-term debt as of February 28, 2019 and August 31, 2018 was as follows:

(in thousands)	Weighted Average Interest Rate as of February 28, 2019	February 28, 2019	August 31, 2018
2027 Notes	5.375%	$300,000	$300,000
2026 Notes	5.750%	350,000	350,000
2023 Notes	4.875%	330,000	330,000
Term Loans	4.236%	314,250	142,500
Short-term borrowings	*	59,473	—
Other, including equipment notes		56,441	47,629
Total debt		1,410,164	1,170,129
Less debt issuance costs		11,112	11,764
Total amounts outstanding		1,399,052	1,158,365
Less current maturities		29,429	19,746
Less short-term borrowings		$59,473	—
Current maturities of long-term debt and short-term borrowings		88,902	19,746
Long-term debt		$1,310,150	$1,138,619
* As of February 28, 2019, the weighted average interest rates associated with the U.S. Program and Poland Program were 3.497% and 2.410%, respectively.

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

The Company had no amounts drawn under the Revolver at February 28, 2019 and August 31, 2018. The Company's availability under the Revolver was reduced by outstanding letters of credit of $3.3 million at February 28, 2019 and August 31, 2018.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, each as defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, each as defined in the Credit Agreement) that does not exceed 0.60 to 1.00. At February 28, 2019, the Company's interest coverage ratio was 5.41 to 1.00, and the Company's debt to capitalization ratio was 0.48 to 1.00. Loans under the Credit Agreement bear interest based at the Eurocurrency rate, a base rate, or the London Interbank Offered Rate ("LIBOR").

At February 28, 2019, the Company was in compliance with all covenants contained in its debt agreements.

In addition to its committed facilities, the Company has uncommitted credit facilities in Poland, primarily through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), available to support global working capital, short-term cash needs, letters of credit, financial assurance and other trade finance-related matters.  At February 28, 2019, CMCP's uncommitted credit facilities totaled Polish zloty ("PLN") 225.0 million, or $59.4 million. These facilities, which we intend to renew, will expire during March 2019. At February 28, 2019 and August 31, 2018, no amounts were outstanding under these facilities. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $1.1 million at February 28, 2019 and August 31, 2018. During the six months ended February 28, 2019 and 2018, CMCP had no borrowings and no repayments under its uncommitted credit facilities.

Accounts Receivable Programs

CMC has a $200.0 million U.S. trade accounts receivable program (the "U.S. Program"), which expires in August 2020. Under the U.S. Program, CMC contributes, and certain of its subsidiaries transfer without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of facilitating transfers of trade accounts receivable generated by the Company. CMCRV transfers the trade accounts receivable in their entirety to two financial institutions. Under the U.S. Program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The U.S. Program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the Credit Agreement. Advances taken under the U.S. Program incur interest based on LIBOR plus a margin. The Company had advance payments outstanding of $25.0 million under the U.S. Program at February 28, 2019.

In addition to the U.S. Program, the Company's international subsidiary in Poland transfers trade accounts receivable to financial institutions without recourse (the "Poland Program"). The Poland Program has a facility limit of PLN 220.0 million ($58.1 million as of February 28, 2019) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable transferred under the terms of the arrangement. Advances taken under the Poland Program incur interest based on the Warsaw Interbank Offered Rate ("WIBOR") plus a margin. The Company had advance payments outstanding of $34.5 million and $12.1 million under the Poland Program at February 28, 2019 and August 31, 2018, respectively.

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

At February 28, 2019, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $125.9 million and $56.2 million, respectively. At February 28, 2018, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $300.9 million and $55.3 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of February 28, 2019:

Commodity	Long/Short	Total
Aluminum	Long	5,175	MT
Aluminum	Short	2,425	MT
Copper	Long	601	MT
Copper	Short	6,146	MT
 _________________
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's unaudited condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three and six months ended February 28, 2019 and 2018. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the unaudited condensed consolidated statements of earnings (amounts in thousands):

		Three Months Ended February 28,		Six Months Ended February 28,
Derivatives Not Designated as Hedging Instruments	Location	2019	2018	2019	2018
Commodity	Cost of goods sold	$(2,425)	$(2)	$(3,265)	$573
Foreign exchange	Cost of goods sold	—	(31)	—	(50)
Foreign exchange	SG&A expenses	(526)	(1,729)	(400)	651
Gain (loss) before income taxes		$(2,951)	$(1,762)	$(3,665)	$1,174

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended February 28,		Location of Gain (Loss) Recognized in Income on Related Hedged Items	Amount of Gain (Loss) Recognized in Income on Related Hedge Items for the Three Months Ended February 28,
		2019	2018		2019	2018
Foreign exchange	Net sales	$—	$8	Net sales	$—	$(8)
Foreign exchange	Cost of goods sold	—	(1,323)	Cost of goods sold	—	1,323
Gain (loss) before income taxes		$—	$(1,315)		$—	$1,315

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended February 28,		Location of Gain (Loss) Recognized in Income on Related Hedged Items	Amount of Gain (Loss) Recognized in Income on Related Hedge Items for the Six Months Ended February 28,
		2019	2018		2019	2018
Foreign exchange	Net sales	$—	$(229)	Net sales	$—	$229
Foreign exchange	Cost of goods sold	—	2,025	Cost of goods sold	—	(2,025)
Gain (loss) before income taxes		$—	$1,796		$—	$(1,796)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in AOCI	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Foreign exchange, net of income taxes	$(86)	$14	$(121)	$25

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's unaudited condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at February 28, 2019 and August 31, 2018. The fair value of the Company's derivative instruments on the unaudited condensed consolidated balance sheets was as follows:

Derivative Assets (in thousands)	February 28, 2019	August 31, 2018
Commodity — not designated for hedge accounting	$162	$1,881
Foreign exchange — designated for hedge accounting	—	—
Foreign exchange — not designated for hedge accounting	141	407
Derivative assets (other current assets)*	$303	$2,288

Derivative Liabilities (in thousands)	February 28, 2019	August 31, 2018
Commodity — not designated for hedge accounting	$2,335	$301
Foreign exchange — designated for hedge accounting	179	—
Foreign exchange — not designated for hedge accounting	450	1,095
Derivative liabilities (accrued expenses and other payables)*	$2,964	$1,396
 _________________
* Derivative assets and liabilities do not include the hedged items designated as fair value hedges.
As of February 28, 2019, most of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months. All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$2,815	$2,815	$—	$—
Commodity derivative assets (2)	162	162	—	—
Foreign exchange derivative assets (2)	141	—	141	—
Liabilities:
Commodity derivative liabilities (2)	2,335	2,335	—	—
Foreign exchange derivative liabilities (2)	629	—	629	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$541,101	$541,101	$—	$—
Commodity derivative assets (2)	1,881	1,881	—	—
Foreign exchange derivative assets (2)	407	—	407	—
Liabilities:
Commodity derivative liabilities (2)	301	301	—	—
Foreign exchange derivative liabilities (2)	1,095	—	1,095	—
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

In connection with the sale of assets related to the Company's structural steel fabrication operations, the Company recorded an impairment charge of $12.1 million during the second quarter of fiscal 2018. The signed definitive asset sale agreement (Level 2) was the basis of the determination of fair value of these operations. There were no other material non-recurring fair value remeasurements during the three and six months ended February 28, 2019 and 2018.

The carrying values of the Company's short-term items approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the unaudited condensed consolidated balance sheets were as follows:

		February 28, 2019		August 31, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$284,823	$300,000	$281,655
2026 Notes (1)	Level 2	350,000	344,670	350,000	339,238
2023 Notes (1)	Level 2	330,000	326,806	330,000	326,090
Short-term borrowings (2)	Level 2	59,473	59,473	—	—
Term Loans (2)	Level 2	314,250	314,250	142,500	142,500
_________________
(1) The fair value of the notes was determined based on indicated market values.
(2) Contains variable interest rates and carrying value approximates fair value.
NOTE 12. INCOME TAX

For the three and six months ended February 28, 2019, the Company's effective tax rates of 54.9% and 40.9%, respectively, were greater than the U.S. statutory income tax rate of 21.0%. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. Items that impacted the effective tax rates included:

i.	a global intangible low-taxed income (“GILTI”) tax;

ii.	a valuation allowance on foreign tax credits from the one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries as a result of the Tax Cuts and Jobs Act ("TCJA");

iii.	an uncertain tax position related to the one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries as a result of the TCJA;

iv.	non-deductible compensation expense; and

v.	state and local taxes.

For the three and six months ended February 28, 2018, the Company's effective tax rates of 15.0% and 19.6%, respectively, were lower than the blended U.S. statutory income tax rate of 25.7%. Items that impacted the effective tax rate included:

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

v.	a permanent tax benefit recorded for stock awards that vested during the first and second quarters of fiscal 2018; and

vi.	a non-taxable gain on assets related to the Company's non-qualified benefits restoration plan.

For the three months ended February 28, 2018, the Company's income tax benefit from discontinued operations was immaterial. For the six months ended February 28, 2018, the Company’s effective income tax rate from discontinued operations of 36.6% was greater than the blended U.S. statutory income tax rate of 25.7%, primarily as a result of state taxes imposed on income earned by the Company’s steel trading operations headquartered in the U.S.

As of February 28, 2019 and August 31, 2018, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $6.2 million and $3.1 million, respectively, which, if recognized, would have decreased the Company’s effective income tax rate at the end of each respective period. The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense. For the three and six months ended February 28, 2019, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

The Company is subject to varying statutes of limitation in the U.S. and foreign jurisdictions. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of tax years subject to examination:

U.S. Federal — 2015 and forward
U.S. States — 2015 and forward
Foreign — 2012 and forward

In addition, the Company is under examination by certain state revenue authorities for fiscal years 2015 through 2017. The Company believes the recorded income tax liabilities as of February 28, 2019 reflect the anticipated outcome of these examinations.

On December 22, 2017, the President signed the TCJA into law. ASC 740 requires the change in tax law to be accounted for in the period of enactment. Due to complexities involved in accounting for the TCJA, the SEC's Staff Accounting Bulletin ("SAB") 118 provided a measurement period, not to extend beyond one year from the date of enactment, to complete the accounting under ASC 740. During fiscal 2018, the Company recognized an $11.0 million provisional estimate of income tax expense for the effect of those provisions of the TCJA for which amounts were reasonably estimable. In accordance with SAB 118, during the second quarter of fiscal 2019, the Company completed its assessment of the impact of the TCJA and recorded additional income tax expense of $7.6 million. The adjustment was related to an increase in the valuation allowance on foreign tax credits and an uncertain tax position related to the one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries.

Beginning in fiscal 2019, the Company is subject to the following provisions of the TCJA: (i) a new tax on GILTI; (ii) a new deduction for foreign-derived intangible income (“FDII”); (iii) deductibility limitations on compensation for covered employees; and (iv) deductibility limitations on business interest expense. For fiscal 2019, the Company has included in the estimated annual effective tax rate reasonable estimates of the tax impacts related to GILTI and the deductibility limitations on compensation for covered employees. The Company has elected to treat the new GILTI tax as a current period cost. The Company’s current assessment of FDII and the deductibility limitations on business interest expense did not result in an impact to the estimated annual effective tax rate.

In general, it is the practice and intention of the Company to indefinitely reinvest earnings of non-U.S. subsidiaries. Based on the provisions of the TCJA, future distributions of earnings of non-U.S. subsidiaries are not expected to be subject to U.S. income tax. However, such distributions may be subject to other global income tax considerations, such as withholding taxes, but are not expected to materially impact the Company’s financial statements.
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

During the six months ended February 28, 2019 and 2018, the Company granted the following awards under its stock-based compensation plans:

	February 28, 2019		February 28, 2018
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity Method	1,505	$17.75	1,201	$20.71
Liability Method	374	N/A	323	N/A

During the three and six months ended February 28, 2019 and 2018, the Company recorded immaterial amounts for mark-to-market adjustments on liability awards. As of February 28, 2019, the Company had 718,223 equivalent shares accounted for under the liability method outstanding. The Company expects 683,922 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was mainly included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of earnings:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$5,790	$8,557	$10,007	$13,338
NOTE 14. EMPLOYEES' RETIREMENT PLANS

Following the acquisition of the Acquired Businesses, the Company sponsors a single employer defined benefit pension plan (“Plan”) covering certain hourly union employees. The Plan is closed to new entrants. The Plan provides benefits based on length of service. The Company’s funding policy for the Plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by the Employee Retirement Income Security Act rules. Service cost is recorded in costs of goods sold, while other components of the net periodic benefit costs are recorded as selling, general and administrative expenses. Net periodic pension expense was immaterial for the three and six months ended February 28, 2019.
NOTE 15. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations for the three and six months ended February 28, 2019 and 2018 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share data)	2019	2018	2019	2018
Earnings from continuing operations	$14,928	$9,781	$34,348	$41,652
Basic earnings per share:
Shares outstanding for basic earnings per share	117,854,335	116,808,838	117,677,422	116,524,630
Basic earnings per share from continuing operations	$0.13	$0.08	$0.29	$0.36
Diluted earnings per share:
Shares outstanding for basic earnings per share	117,854,335	116,808,838	117,677,422	116,524,630
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,088,423	1,460,883	1,319,005	1,625,185
Shares outstanding for diluted earnings per share	118,942,758	118,269,721	118,996,427	118,149,815
Diluted earnings per share from continuing operations	$0.13	$0.08	$0.29	$0.35

There are no anti-dilutive shares for the periods presented.

CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of common stock. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the six months ended February 28, 2019, CMC did not repurchase any shares of common stock. CMC had remaining authorization to repurchase $27.6 million of shares of common stock at February 28, 2019.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 18, Commitments and Contingencies, to the audited consolidated financial statements in the 2018 Form 10-K.
The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party ("PRP") at several sites (none of which are owned by the Company) and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both February 28, 2019 and August 31, 2018, the Company had accrued $0.7 million for estimated cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. As of February 28, 2019 and August 31, 2018, total environmental liabilities with respect to CERCLA sites, were $4.0 million, of which $1.9 million was classified as other long-term liabilities. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended February 28, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$225,888	$472,795	$526,678	$174,945	$2,477	$1,402,783
Intersegment sales	61,187	301,914	4,158	253	(367,512)	—
Net sales	287,075	774,709	530,836	175,198	(365,035)	1,402,783
Adjusted EBITDA from continuing operations	10,124	112,396	(49,578)	20,537	(24,146)	69,333

	Six Months Ended February 28, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$466,069	$846,466	$961,236	$401,618	$4,736	$2,680,125
Intersegment sales	123,015	530,096	6,711	604	(660,426)	—
Net sales	589,084	1,376,562	967,947	402,222	(655,690)	2,680,125
Adjusted EBITDA from continuing operations	25,558	226,269	(86,574)	53,316	(83,700)	134,869
Total assets as of February 28, 2019*	275,106	1,730,523	1,085,078	507,775	130,210	3,728,692
* Total assets listed in Corporate and Other includes assets from discontinued operations.

	Three Months Ended February 28, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$265,432	$262,703	$310,199	$211,484	$4,450	$1,054,268
Intersegment sales	55,195	163,184	2,774	281	(221,434)	—
Net sales	320,627	425,887	312,973	211,765	(216,984)	1,054,268
Adjusted EBITDA from continuing operations	17,216	50,219	(8,611)	32,135	(26,083)	64,876

	Six Months Ended February 28, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$539,769	$509,436	$640,751	$431,696	$9,149	$2,130,801
Intersegment sales	100,199	329,969	5,001	546	(435,715)	—
Net sales	639,968	839,405	645,752	432,242	(426,566)	2,130,801
Adjusted EBITDA from continuing operations	32,221	105,385	(6,579)	63,079	(49,963)	144,143
Total assets as of August 31, 2018*	291,838	1,115,339	739,151	485,548	696,428	3,328,304

* Total assets listed in Corporate and Other includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2019	2018	2019	2018
Earnings from continuing operations	$14,928	$9,781	$34,348	$41,652
Interest expense	18,495	7,181	35,158	13,792
Income taxes	18,141	1,728	23,750	10,153
Depreciation and amortization	41,245	34,050	76,421	65,949
Amortization of acquired unfavorable contract backlog	(23,476)	—	(34,808)	—
Impairment of assets	—	12,136	—	12,597
Adjusted EBITDA from continuing operations	$69,333	$64,876	$134,869	$144,143

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
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the 2018 Form 10-K, except for the change in revenue recognition as described in Note 1, Accounting Policies.
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

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except per share data)	2019	2018	2019	2018
Net sales*	$1,402,783	$1,054,268	$2,680,125	$2,130,801
Earnings from continuing operations	14,928	9,781	34,348	41,652
Diluted earnings per share*	0.13	0.08	0.29	0.35
*from continuing operations

Net sales from continuing operations for the three and six months ended February 28, 2019 increased 33% and 26%, respectively, compared to the same periods for fiscal 2018. Our results for the three months ended February 28, 2019 include a full quarter of activity for the Acquired Businesses, as discussed in Note 2, Acquisition, which contributed net sales of $383.6 million during the quarter. Second quarter and year-to-date average selling prices in our Americas Mills segment increased in fiscal 2019 on a year-over-year basis, as trade measures in the U.S. aimed at unfairly priced rebar imports have leveled the pricing environment for domestic rebar producers. Demand driven by U.S. non-residential construction and infrastructure remains strong; however, excluding incremental shipments by our new micro mill in Durant, Oklahoma, shipments from our existing operations decreased during the second quarter of fiscal 2019, as domestic construction activity slowed due to inclement weather in several of our key markets. Second quarter average selling prices were down in fiscal 2019, as compared to the same period in the fiscal 2018, in our Americas Recycling and International Mill segments, leading to year-over-year reductions in net sales in these segments on both a quarter and year-to-date basis; however, margins remained stable. Contracts in our Americas Fabrication segment related to our existing operations continue to reflect average selling prices that have lagged increased input and production costs. However, new bookings indicate that pricing in this segment is beginning to reflect the increased input costs.

Earnings from continuing operations for the three and six months ended February 28, 2019 included certain purchase accounting adjustments in connection with the acquisition of the Acquired Businesses, including a $10.3 million increase to cost of goods sold during the second quarter of fiscal 2019 related to inventory step-up in our Americas Mills segment. Earnings from continuing operations also included amortization of the Acquired Businesses' unfavorable contract backlog of $23.5 million and $34.8 million during the three and six months ended February 28, 2019, respectively. Additionally, earnings from continuing operations included a tax charge of $7.6 million related to our final measurement of the impact of the TCJA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $9.8 million for the three months ended February 28, 2019, driven primarily by impairment charges of $12.1 million during the same period of fiscal 2018, with no corresponding charge in fiscal 2019. For the six months ended February 28, 2019, selling, general and administrative expenses increased by $11.4 million, as $23.8 million of professional fees associated with the closing of the acquisition of the Acquired Businesses and other legal fees incurred during the first half of fiscal 2019 were partially offset by the year-over-year reduction in impairment charges.

Interest Expense

Interest expense for the three and six months ended February 28, 2019 increased $11.3 million and $21.4 million, respectively, compared to the same periods in fiscal 2018. The increase was primarily the result of financing activities in connection with the acquisition of the Acquired Businesses, including issuance of the 2026 Notes and a draw under the 2018 Term Loan (both defined in Note 9, Credit Arrangements), which drove increases of $7.2 million and $12.8 million for the three and six months ended February 28, 2019, respectively. Also contributing to the increase in fiscal 2019 were year-over-year reductions in capitalized interest of $3.0 million and $6.8 million for the three and six months ended February 28, 2019, respectively.

Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended February 28, 2019 was 54.9% and 40.9%, respectively, compared with 15.0% and 19.6%, for the three and six months ended February 28, 2018, respectively. The effective tax rate for the current period was greater than the effective tax rate for the corresponding period of the prior fiscal year primarily due to the recognition of tax expense as a result of the TCJA compared to benefits recognized in the prior year. See Note 12, Income Tax, for further details of the impacts of the TCJA to each comparative period.
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

Americas Recycling

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2019	2018	2019	2018
Net sales	$287,075	$320,627	$589,084	$639,968
Adjusted EBITDA	10,124	17,216	25,558	32,221

Average selling price (per short ton)
Ferrous	$266	$285	$269	$271
Nonferrous	1,998	2,345	1,990	2,275

Short tons shipped (in thousands)
Ferrous	570	560	1,149	1,149
Nonferrous	59	63	122	129
Total	629	623	1,271	1,278

Net sales for the three and six months ended February 28, 2019 decreased $33.6 million, or 10%, and $50.9 million, or 8%, respectively, compared to the corresponding periods in fiscal 2018. For the three months ended February 28, 2019, the primary drivers for the year-over-year decrease in net sales were reductions in the ferrous and nonferrous scrap pricing environment, resulting in year-over-year reductions in average ferrous and nonferrous selling prices of 7% and 15%, respectively, as compared to the same period in fiscal 2018. For the six months ended February 28, 2019, approximately 68% of the year-over-year decrease in net sales was due to a decline in nonferrous average selling prices, resulting from a general decline in pricing across nonferrous commodities, including copper and aluminum.

Adjusted EBITDA for the three and six months ended February 28, 2019 decreased $7.1 million and $6.7 million, respectively, as second quarter nonferrous margins, though still strong, have declined approximately 9% on a year-over-year basis. Also adversely impacting adjusted EBITDA, freight costs have increased approximately $2 per ton for the three and six months ended February 28, 2019 as compared to the same periods in fiscal 2018. Adjusted EBITDA included non-cash stock compensation expense of $0.3 million and $0.6 million for the three and six months ended February 28, 2019, respectively, and $0.4 million and $0.6 million for the three and six months ended February 28, 2018, respectively.

Americas Mills

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2019	2018	2019	2018
Net sales	$774,709	$425,887	$1,376,562	$839,405
Adjusted EBITDA	112,396	50,219	226,269	105,385

Average price (per short ton)
Total sales	$677	$571	$677	$561
Cost of ferrous scrap utilized	303	288	305	272
Metal margin	374	283	372	289

Short tons (in thousands)
Melted	1,126	663	2,035	1,318
Rolled	1,045	598	1,889	1,200
Shipped	1,095	684	1,942	1,361

Net sales for the three and six months ended February 28, 2019 increased $348.8 million, or 82%, and $537.2 million, or 64%, respectively, compared to the corresponding periods in fiscal 2018. The increase in net sales was primarily due to shipments from the Acquired Businesses of 391 thousand short tons and 505 thousand short tons for the three and six months ended February 28, 2019, respectively. Also contributing to increased net sales were increased average selling prices of $106 per short ton and $116 per short ton for the three and six months ended February 28, 2019, respectively, as both quarter and year-to-date selling prices, on a year-over-year basis, have risen as trade actions recently implemented in the U.S., aimed at unfairly priced rebar imports, have favorably impacted the rebar pricing environment. Excluding incremental shipments by our new micro mill in Durant, Oklahoma, shipments for the three and six months ended February 28, 2019 from our existing operations declined on a year-over-year basis as a result of inclement weather in several of our key markets, as slowed construction activity delayed shipments.

Adjusted EBITDA for the three and six months ended February 28, 2019 increased $62.2 million and $120.9 million, respectively, compared to the corresponding periods in fiscal 2018, with the Acquired Businesses contributing $22.7 million and $34.3 million, respectively. Adjusted EBITDA for the current quarter was reduced by a $10.3 million charge related to the fair value step up of inventory of the Acquired Businesses. The increase in adjusted EBITDA for the three and six months ended February 28, 2019 was primarily driven by metal margin expansion of 32% and 29%, respectively, as demand driven by U.S. non-residential construction and infrastructure remains strong. Also contributing to increased metal margin are the higher volumes provided by the Acquired Businesses. Partially offsetting margin expansion, adjusted EBITDA for the three and six months ended February 28, 2019 reflected increased costs related to the operation of new facilities and inflationary cost pressure on certain supplies, including electrodes and alloys. Adjusted EBITDA included non-cash stock compensation expense of $1.1 million and $2.3 million for the three and six months ended February 28, 2019, respectively, and $1.5 million and $2.6 million for the three and six months ended February 28, 2018, respectively.

Americas Fabrication

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2019	2018	2019	2018
Net Sales	$530,836	$312,973	$967,947	$645,752
Adjusted EBITDA	(49,578)	(8,611)	(86,574)	(6,579)

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar and other	$845	$799	$856	$788

Short tons shipped (in thousands)
Rebar and other	396	241	715	506

Net sales for the three and six months ended February 28, 2019 increased $217.9 million, or 70%, and $322.2 million, or 50%, respectively, compared to the same periods in fiscal 2018. The increase in net sales was largely driven by increases in short tons shipped of 155 thousand and 209 thousand for the three and six months ended February 28, 2019, respectively, due to shipments by the Acquired Businesses during fiscal 2019. Partially offsetting this increase, second quarter and year-to-date shipments by our existing fabrication facilities were down 16% and 13%, respectively, on a year-over-year basis, as inclement weather across the U.S. slowed construction activity. Also contributing to the increase in net sales for the three and six months ended February 28, 2019 were increases in average selling prices of $46 and $68 per ton, respectively, as selling prices have increased in response to rising input costs. Net sales for the three and six months ended February 28, 2019 included amortization benefit of $23.5 million and $34.8 million, respectively, related to the unfavorable contract backlog of the Acquired Businesses.

For the three and six months ended February 28, 2019, Americas Fabrication reported an adjusted EBITDA loss of $49.6 million and $86.6 million, respectively, compared to an adjusted EBITDA loss of $8.6 million and $6.6 million in the corresponding periods in fiscal 2018. The primary driver for the year-over-year increases in the adjusted EBITDA loss were reductions in average metal margin for the three and six months ended February 28, 2019, as compared to the same period in fiscal 2018 due to the lag in our fabrication project backlog, where increases in raw material and labor costs outpaced increases in average selling prices. Additionally, the adjusted EBITDA loss for the three and six months ended February 28, 2019 was reduced by approximately $23.5 million and $34.8 million of amortization of unfavorable contract backlog described above. Adjusted EBITDA included non-cash stock compensation expense of $0.4 million and $1.1 million for the three and six months ended February 28, 2019, respectively, and $0.5 million and $1.1 million for the three and six months ended February 28, 2018, respectively.

International Mill

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2019	2018	2019	2018
Net sales	$175,198	$211,765	$402,222	$432,242
Adjusted EBITDA	20,537	32,135	53,316	63,079

Average price (per short ton)
Total sales	$545	$578	$546	$546
Cost of ferrous scrap utilized	301	324	298	311
Metal margin	244	254	248	235

Short tons (in thousands)
Melted	375	393	767	748
Rolled	298	321	561	657
Shipped	304	346	696	746

Net sales for the three and six months ended February 28, 2019 decreased $36.6 million, or 17%, and $30.0 million, or 7%, respectively, compared to the corresponding periods in fiscal 2018. For the three and six months ended February 28, 2019, the reduction in net sales was due to a year-over-year decline in shipments of 12% and 7%, respectively, as compared to the same periods in fiscal 2018. This reduction in shipments was primarily the result of delayed customer orders in anticipation of European Union tariff rate quota safeguard measures, which occurred during February 2019. The decrease in net sales for the three and six months ended February 28, 2019 also reflected unfavorable foreign currency translation impacts of approximately $18.2 million and $26.7 million, respectively, due to the fluctuations of the U.S. dollar in relation to the Polish zloty.

Adjusted EBITDA for the three and six months ended February 28, 2019 decreased 36% and 15%, respectively, compared to the corresponding periods in fiscal 2018, driven, in part, by the second quarter volume decreases described above. Also adversely impacting adjusted EBITDA was a 12% increase in conversion costs on a per ton basis during fiscal 2019 resulting from decreased volumes coupled with increased alloy and supply costs. Adjusted EBITDA included non-cash stock compensation expense of $0.2 million and $0.3 million for the three and six months ended February 28, 2019, respectively, and $0.5 million and $0.9 million for the three and six months ended February 28, 2018, respectively. Adjusted EBITDA for the three and six months ended February 28, 2019 reflected unfavorable foreign currency translation impacts of approximately $2.1 million and $3.3 million, respectively, due to the fluctuations of the U.S. dollar in relation to the Polish zloty.

Corporate and Other

Corporate and Other reported an adjusted EBITDA loss of $24.1 million and $83.7 million for the three and six months ended February 28, 2019, respectively, compared to an adjusted EBITDA loss of $26.1 million and $50.0 million for the corresponding periods in fiscal 2018, respectively. For the three months ended February 28, 2019, corporate expenses were relatively flat on a year-over-year basis. For the six months ended February 28, 2019, the increase in adjusted EBITDA loss, as compared to the same period in fiscal 2018, was largely driven by a $22.5 million increase in professional fees related to the Acquired Businesses and other legal expenses.

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

Sources of Liquidity and Capital Resources

We have access to the $350.0 million revolving credit facility and availability under our sale of accounts receivable programs, as described in Note 9, Credit Arrangements.

Our business regularly generates a substantial amount of accounts receivable from a substantial number of customers. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 12% of total trade receivables at February 28, 2019.

The table below reflects our sources, facilities and availability of liquidity as of February 28, 2019:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$66,742	$66,742
Notes due from 2023 to 2027	980,000	*
Revolving credit facility	350,000	346,721
U.S. accounts receivable facility	200,000	120,646
Term Loans	314,250	—
Poland accounts receivable facility	58,127	18,370
Bank credit facilities — uncommitted	59,448	58,353
Other, including equipment notes	56,441	*
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

With the adoption of ASU 2016-15, cash receipts related to the collection of the deferred purchase price ("DPP") from our accounts receivable programs in the U.S. and Poland (the "Programs"), previously recorded as cash flows from operating activities, were recorded as cash flows from investing activities in the statement of cash flows for all periods presented. Upon adoption of ASU 2016-15, coupled with amendments made to the Programs, as discussed in Note 6, Accounts Receivable Programs, cash collections for the six months ended February 28, 2019 related to our $367.5 million outstanding DPP balance at August 31, 2018 were reflected as cash flows from investing activities. As a result of the amendments to the Programs, excluding collections related to the outstanding DPP balance at August 31, 2018, future cash collections of trade receivables under the Programs are classified as operating activities, and cash advances, including repayment of such advances, are classified as financing activities beginning in fiscal 2019.

Net cash flows used by operating activities was $352.9 million for the six months ended February 28, 2019, compared to $183.6 million for the six months ended February 28, 2018. The increase in cash used by operating activities was due, in part, to the changes in operating assets and liabilities ("working capital") for the six months ended February 28, 2019, which reflect a year-over-year increase in working capital of approximately $85.7 million. This increase was driven by increases in working capital through the second quarter of fiscal 2019 compared to an overall working capital reduction in fiscal 2018 resulting from the wind down of our international marketing and distribution operations during fiscal 2018. Also contributing to the increase in cash used by operating activities was the adoption of ASU 2016-15 described above, which resulted in reclassifications of $367.5 million and $322.4 million related to cash collections of the DPP from the Programs for the six months ended February 28, 2019 and 2018, respectively. For continuing operations, days sales outstanding were flat on a year-over-year basis, while days sales in inventory increased by ten days compared to the six months ended February 28, 2018.

Investing Activities
Net cash flows used by investing activities increased $550.6 million for the six months ended February 28, 2019 as compared to the six months ended February 28, 2018. The year-over-year increase in cash used by investing activities was primarily due to the acquisition of the Acquired Businesses, as described in Note 2, Acquisition. Partially offsetting this, the adoption of ASU 2016-15 resulted in a total year-over-year increase of $135.1 million, including $45.1 million related to the cash collections of the DPP from the Programs, and $90.0 million of net repayments during fiscal 2018 related to cash advances taken under the program.

We estimate that our fiscal 2019 capital budget will range between $175 million to $225 million. We regularly assess our capital spending based on current and expected results.

Financing Activities
Net year-over-year cash flows from financing activities during fiscal 2019 increased by $227.2 million compared to the six months ended February 28, 2018. The increase was primarily due to the $180.0 million draw under the 2018 Term Loan during fiscal 2019 as well as net short-term borrowings of $47.4 million under the Programs. We regularly evaluate the use of our cash in efforts to maximize total shareholder return, including debt repayment, capital deployment, share repurchases and dividends.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations at February 28, 2019 increased by approximately $380 million from August 31, 2018, primarily due to the acquisition of the Acquired Businesses. The increase includes financing and related interest obligations, as well as incremental open purchase orders of the Acquired Businesses related to ordinary course of business purchasing activities. Our estimated contractual obligations for the twelve months ending February 28, 2020 are approximately $570 million and primarily consist of expenditures incurred in connection with normal revenue producing activities.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At February 28, 2019, we had committed $28.2 million under these arrangements, of which $3.3 million reduced availability under the Revolver, as defined in Note 9, Credit Arrangements.

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
CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments as a result of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 16, Commitments and Contingencies, for more information.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $6.5 million, or 5%, compared to August 31, 2018. Forward contracts denominated in Euro with a Polish zloty functional currency, forward contracts denominated in U.S. dollars with a Polish zloty functional currency, and forward contracts denominated in Euro with a U.S. dollar functional currency increased $26.5 million, $3.3 million, and $5.1 million, respectively, compared to August 31, 2018.
Forward contracts denominated in Australian dollar with a U.S. dollar functional currency decreased $28.5 million compared to August 31, 2018.

The Company's total commodity contract commitments increased $1.0 million, or 2%, compared to August 31, 2018.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended February 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the subject of civil actions, or have received notices from the EPA or state agencies with similar responsibility, that we and numerous other parties are considered a potentially responsible party ("PRP") and may be obligated under CERCLA, or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at eleven locations. The actions and notices refer to the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, the Industrial Salvage site in Corpus Christi, Texas, Chemetco site in Hartford, Illinois and the Ward Transformer site in Raleigh, North Carolina. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this Form 10-Q, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the 2018 Form 10-K and Part II, Item 1A, Risk Factors, of the Quarterly Report on Form 10-Q for the period ended November 30, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended February 28, 2019.

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

March 26, 2019	/s/ Mary A. Lindsey
Mary A. Lindsey
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)