Form 10-Q
period 2019-05-31
COMMERCIAL METALS Co
filed 2019-06-27
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
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
 ___________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CMC	New York Stock Exchange

As of June 25, 2019, 117,924,115 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2019	2018	2019	2018
Net sales	$1,605,872	$1,204,484	$4,285,997	$3,335,285
Costs and expenses:
Cost of goods sold	1,364,242	1,035,914	3,735,168	2,896,531
Selling, general and administrative expenses	115,461	101,422	331,404	306,009
Interest expense	18,513	11,511	53,671	25,303
	1,498,216	1,148,847	4,120,243	3,227,843

Earnings from continuing operations before income taxes	107,656	55,637	165,754	107,442
Income taxes	29,105	13,312	52,855	23,465
Earnings from continuing operations	78,551	42,325	112,899	83,977

Earnings (loss) from discontinued operations before income taxes	(190)	(3,389)	(808)	5,021
Income taxes (benefit)	(29)	(1,029)	109	2,052
Earnings (loss) from discontinued operations	(161)	(2,360)	(917)	2,969

Net earnings	$78,390	$39,965	$111,982	$86,946

Basic earnings (loss) per share*
Earnings from continuing operations	$0.67	$0.36	$0.96	$0.72
Earnings (loss) from discontinued operations	—	(0.02)	(0.01)	0.03
Net earnings	$0.66	$0.34	$0.95	$0.74

Diluted earnings (loss) per share*
Earnings from continuing operations	$0.66	$0.36	$0.95	$0.71
Earnings (loss) from discontinued operations	—	(0.02)	(0.01)	0.03
Net earnings	$0.66	$0.34	$0.94	$0.74

Average basic shares outstanding	118,045,362	117,111,799	117,762,945	116,722,504
Average diluted shares outstanding	119,145,566	118,254,791	119,013,014	118,050,864
See notes to condensed consolidated financial statements.
 _________________
*Earnings Per Share ("EPS") is calculated independently for each component and may not sum to Net EPS due to rounding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2019	2018	2019	2018
Net earnings	$78,390	$39,965	$111,982	$86,946
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(5,135)	(26,434)	(14,278)	(11,656)
Reclassification for translation loss realized upon liquidation of investment in foreign entity	19	1,328	856	1,328
Foreign currency translation adjustment	(5,116)	(25,106)	(13,422)	(10,328)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss)	(145)	13	(267)	38
Reclassification for gain included in net earnings	(71)	(56)	(154)	(236)
Net unrealized loss on derivatives	(216)	(43)	(421)	(198)
Defined benefit obligation:
Amortization of prior services	(6)	(7)	(21)	(20)
Reclassification for settlement losses	—	—	1,316	437
Defined benefit obligation	(6)	(7)	1,295	417
Other comprehensive loss	(5,338)	(25,156)	(12,548)	(10,109)
Comprehensive income	$73,052	$14,809	$99,434	$76,837
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	May 31, 2019	August 31, 2018
Assets
Current assets:
Cash and cash equivalents	$120,315	$622,473
Accounts receivable (less allowance for doubtful accounts of $8,584 and $4,489)	1,014,157	749,484
Inventories, net	807,593	589,005
Other current assets	172,007	116,243
Total current assets	2,114,072	2,077,205
Property, plant and equipment, net	1,473,568	1,075,038
Goodwill	64,226	64,310
Other noncurrent assets	115,144	111,751
Total assets	$3,767,010	$3,328,304
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$278,390	$261,258
Accrued expenses and other payables	318,975	260,939
Acquired unfavorable contract backlog	51,998	—
Current maturities of long-term debt and short-term borrowings	54,895	19,746
Total current liabilities	704,258	541,943
Deferred income taxes	63,413	37,834
Other noncurrent liabilities	128,281	116,325
Long-term debt	1,306,863	1,138,619
Total liabilities	2,202,815	1,834,721
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,924,115 and 117,015,558 shares	1,290	1,290
Additional paid-in capital	352,881	352,674
Accumulated other comprehensive loss	(106,225)	(93,677)
Retained earnings	1,513,418	1,446,495
Less treasury stock, 11,136,549 and 12,045,106 shares at cost	(197,365)	(213,385)
Stockholders' equity	1,563,999	1,493,397
Stockholders' equity attributable to noncontrolling interests	196	186
Total stockholders' equity	1,564,195	1,493,583
Total liabilities and stockholders' equity	$3,767,010	$3,328,304
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended May 31,
(in thousands)	2019	2018
Cash flows from (used by) operating activities:
Net earnings	$111,982	$86,946
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	117,617	99,443
Amortization of acquired unfavorable contract backlog	(58,202)	—
Stock-based compensation	17,350	18,247
Net gain on disposals of subsidiaries, assets and other	(1,334)	(1,578)
Deferred income taxes and other long-term taxes	36,367	5,829
Write-down of inventories	551	1,358
Provision for losses on receivables, net	100	2,193
Asset impairment	15	14,265
Changes in operating assets and liabilities	(75,422)	(65,612)
Beneficial interest in securitized accounts receivable	(367,521)	(491,577)
Net cash flows used by operating activities	(218,497)	(330,486)

Cash flows from (used by) investing activities:
Acquisitions, net of cash acquired	(700,941)	(6,980)
Capital expenditures	(91,753)	(144,268)
Proceeds from insurance	4,405	25,000
Proceeds from the sale of property, plant and equipment	2,503	6,315
Proceeds from the sale of discontinued operations and other	1,893	75,483
Advances under accounts receivable programs	—	132,979
Repayments under accounts receivable programs	—	(202,423)
Beneficial interest in securitized accounts receivable	367,521	491,577
Net cash flows from (used by) investing activities:	(416,372)	377,683

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	180,000	350,000
Repayments of long-term debt	(24,138)	(15,382)
Proceeds from accounts receivable programs	223,143	—
Repayments under accounts receivable programs	(209,363)	—
Dividends	(42,387)	(42,036)
Stock issued under incentive and purchase plans, net of forfeitures	(2,364)	(9,836)
Debt issuance costs	—	(5,254)
Other	10	31
Net cash flows from financing activities	124,901	277,523
Effect of exchange rate changes on cash	(341)	(461)
Increase (decrease) in cash, restricted cash and cash equivalents	(510,309)	324,259
Cash, restricted cash and cash equivalents at beginning of period	632,615	285,881
Cash, restricted cash and cash equivalents at end of period	$122,306	$610,140
See notes to condensed consolidated financial statements.

Supplemental information:	Nine Months Ended May 31,
(in thousands)	2019	2018
Cash paid for income taxes	$6,852	$14,802
Cash paid for interest	53,773	30,201

Noncash activities:
Liabilities related to additions of property, plant and equipment	37,602	28,252

Cash and cash equivalents	$120,315	$600,444
Restricted cash	1,991	9,696
Total cash, restricted cash and cash equivalents	$122,306	$610,140

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended May 31, 2019
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, February 28, 2019	129,060,664	$1,290	$346,156	$(100,887)	$1,449,159	(11,139,594)	$(197,418)	$196	$1,498,496
Net earnings					78,390				78,390
Other comprehensive loss				(5,338)					(5,338)
Dividends ($0.12 per share)					(14,206)				(14,206)
Issuance of stock under incentive and purchase plans, net of forfeitures			439			3,045	53		492
Stock-based compensation and other			6,286		75				6,361
Balance, May 31, 2019	129,060,664	$1,290	$352,881	$(106,225)	$1,513,418	(11,136,549)	$(197,365)	$196	$1,564,195

	Nine Months Ended May 31, 2019
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2018	129,060,664	$1,290	$352,674	$(93,677)	$1,446,495	(12,045,106)	$(213,385)	$186	$1,493,583
Net earnings					111,982				111,982
Other comprehensive loss				(12,548)					(12,548)
Dividends ($0.36 per share)					(42,387)				(42,387)
Issuance of stock under incentive and purchase plans, net of forfeitures			(18,384)			908,557	16,020		(2,364)
Stock-based compensation and other			18,591		75				18,666
Contribution of noncontrolling interests								10	10
Adoption of ASC 606 adjustment					(2,747)				(2,747)
Balance, May 31, 2019	129,060,664	$1,290	$352,881	$(106,225)	$1,513,418	(11,136,549)	$(197,365)	$196	$1,564,195

	Three Months Ended May 31, 2018
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, February 28, 2018	129,060,664	$1,290	$349,454	$(66,466)	$1,382,791	(12,234,996)	$(215,782)	$186	$1,451,473
Net earnings					39,965				39,965
Other comprehensive loss				(25,156)					(25,156)
Dividends ($0.12 per share)					(14,041)				(14,041)
Issuance of stock under incentive and purchase plans, net of forfeitures			(4,814)			188,351	2,371		(2,443)
Stock-based compensation			3,104						3,104
Balance, May 31, 2018	129,060,664	$1,290	$347,744	$(91,622)	$1,408,715	(12,046,645)	$(213,411)	$186	$1,452,902

	Nine Months Ended May 31, 2018
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2017	129,060,664	$1,290	$349,258	$(81,513)	$1,363,806	(13,266,928)	$(232,084)	$173	$1,400,930
Net earnings					86,946				86,946
Other comprehensive loss				(10,109)					(10,109)
Dividends ($0.36 per share)					(42,037)				(42,037)
Issuance of stock under incentive and purchase plans, net of forfeitures			(28,509)			1,220,283	18,673		(9,836)
Stock-based compensation			11,747						11,747
Contribution of noncontrolling interest								13	13
Reclassification of share-based liability awards			15,248						15,248
Balance, May 31, 2018	129,060,664	$1,290	$347,744	$(91,622)	$1,408,715	(12,046,645)	$(213,411)	$186	$1,452,902
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Accounting Principles
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the fiscal year ended August 31, 2018 ("2018 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements included in the 2018 Form 10-K. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full fiscal year.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230).  ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. The new standard provides guidance on eight specific cash flow issues, including the statement of cash flows treatment of beneficial interests in securitized financial transactions, which encompasses activities under the Company's accounts receivable programs in the U.S. and Poland. The Company adopted the standard, which requires retrospective application to all periods presented, in the first quarter of fiscal 2019. As a result of adoption, the Company reported reductions in operating cash flows of $367.5 million and $491.6 million, with offsetting increases in investing cash flows related to the collection of previously sold trade accounts receivable in the condensed consolidated statements of cash flows for the nine months ended May 31, 2019 and 2018, respectively. Additionally, upon adoption, the $90.0 million repayment during the first quarter of fiscal 2018 of advances outstanding at August 31, 2017, originally recorded as an outflow from operating activities, was reclassified to investing activities.

On September 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, including the related amendments. The Company adopted ASC 606 under the modified retrospective approach and applied the guidance only to contracts that were not completed as of the date of adoption. The Company recognized a total cumulative effect of $2.7 million, net of tax, as a reduction to the opening balance of retained earnings as of September 1, 2018. There was no impact to the condensed consolidated statement of cash flows or other comprehensive income.
In accordance with ASC 606, the disclosure below reflects the impact of adoption to the condensed consolidated statement of earnings, as compared to what the results would have been under ASC 605, Revenue Recognition. The impact to the condensed consolidated balance sheet was immaterial.

	Three Months Ended May 31, 2019
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change - Higher (Lower)
Net sales	$1,605,872	$1,607,214	$(1,342)
Net earnings	78,390	79,506	(1,116)

	Nine Months Ended May 31, 2019
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change - Higher (Lower)
Net sales	$4,285,997	$4,291,986	$(5,989)
Net earnings	111,982	116,630	(4,648)

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Internal-Use Software, to determine which implementation costs to capitalize or to expense as incurred. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and will be effective for the Company beginning September 1, 2020. The Company will apply this ASU prospectively to all implementation costs incurred after the date of adoption. The Company concluded the impact of this ASU on its consolidated financial statements and disclosures will be immaterial.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The ASU better aligns accounting rules with a company's risk management activities, better reflects economic results of hedging in financial statements, and simplifies hedge accounting treatment. For public companies, this standard is effective for annual periods beginning after December 15, 2018, including interim periods. The standard must be applied to hedging relationships existing on the date of adoption, and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company concluded the impact of this guidance on its consolidated financial statements and disclosures will be immaterial.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has modified the standard thereafter. The standard requires a lessee to recognize a right-of-use ("ROU") asset and a lease liability on its balance sheet for all leases with terms of twelve months or longer. The Company plans to apply the new standard using a modified retrospective approach that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods, and to elect the three packaged transition practical expedients under ASC 842-10-65-1(f). This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and will be effective for the Company beginning September 1, 2019. Although evaluation and implementation procedures are ongoing, the Company currently estimates the ROU assets and lease liabilities will represent less than 5% of the Company's total assets and total liabilities, respectively, as of September 1, 2019. The Company is in the process of implementing a new lease management, accounting, and administration system and determining appropriate changes to internal processes and controls to support recognition and disclosure under the new standard.
NOTE 2. ACQUISITION

On November 5, 2018 (the "Acquisition Date"), the Company completed the acquisition of 33 rebar fabrication facilities in the United States, as well as four electric arc furnace mini mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses." The total cash purchase price, including working capital adjustments, was $701.2 million, subject to customary purchase price adjustments, and was funded through a combination of domestic cash on-hand and borrowings under the 2018 Term Loan, as defined in Note 9, Credit Arrangements.

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the Acquisition Date fair value. In valuing acquired assets and liabilities, fair value estimates were determined using Level 3 inputs, including expected future cash flows and discount rates. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the Acquisition Date, the Company’s estimates are inherently uncertain and subject to refinement. The results of operations of the Acquired Businesses are reflected in the Company’s condensed consolidated financial statements from the Acquisition Date. The financial statements were not retrospectively adjusted for any measurement-period adjustments that occurred in subsequent periods. Rather, any adjustments to provisional amounts identified during the allowable one year measurement period (the "Measurement Period") are recorded in the reporting period in which the adjustment was determined.

The table below presents the preliminary fair value that was allocated to the Acquired Businesses' assets and liabilities based upon fair values as determined by the Company, as well as any Measurement Period adjustments made during the third quarter of fiscal 2019. Final determination of the fair values may result in further adjustments to the values presented in the following table:

(in thousands)	Estimated Fair Value*
Cash and cash equivalents	$6,399
Accounts receivable	301,740
Inventories	202,082
Other current assets	26,290
Property, plant and equipment	414,237
Deferred income taxes	11,606
Accounts payable-trade, accrued expenses and other payables	(134,702)
Acquired unfavorable contract backlog	(110,166)
Other long-term liabilities	(9,920)
Pension and other post retirement employment benefits	(6,365)
Total assets acquired and liabilities assumed	$701,201
 _________________
*As previously reported in the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2019. No measurement period adjustments occurred in the third quarter of fiscal 2019.

Inventories

The acquired inventory is comprised of finished goods, work in process and raw materials. The fair value of finished goods was preliminarily calculated as the estimated selling price, adjusted for the selling costs and a reasonable profit margin. The fair value of semi-finished goods was preliminarily calculated as the estimated selling price, adjusted for estimated costs to complete manufacturing, estimated selling costs, and a reasonable profit margin. The fair value of raw materials was determined to approximate the historical carrying value as it represented market cost. The inventory step up recognized for the nine months ended May, 31, 2019 was $10.3 million, which has been reflected in the Company's Americas Mills segment as cost of goods sold as the related inventory has been sold.

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

Pension and Other Postretirement Liabilities

The Company recognized a net liability of $6.4 million, representing the unfunded portion of the acquired defined-benefit pension plan and other postretirement-benefit plan.

Acquired Unfavorable Contract Backlog

The Company determined that the backlog associated with existing contracts at the acquired fabrication facilities in which the selling price was less than estimated costs to fulfill using market participant assumptions represented a separable intangible liability. The unfavorable contract backlog was valued using the income approach. Amortization of the backlog will correspond with completion of the acquired contracts, which is estimated to be between 1 to 2 years.

Other Assets Acquired and Liabilities Assumed

The Company used historical carrying values for trade accounts receivable and payables, as well as certain other current and non-current assets and liabilities, as their carrying values represented the fair value of those items as of the Acquisition Date.

Financial Results

The following table summarizes the financial results of the Acquired Businesses from the Acquisition Date for the three and nine months ended May 31, 2019 included in the Company’s condensed consolidated statement of earnings and condensed consolidated statement of comprehensive income.

(in thousands)	Three Months Ended May 31, 2019	Nine Months Ended May 31, 2019
Net sales	$453,479	$958,550
Earnings before income taxes	42,951	78,047

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

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2019	2018	2019	2018
Pro forma net sales (1)	$1,582,478	$1,648,962	$4,507,485	$4,560,929
Pro forma net earnings (2)	63,018	49,402	88,987	40,311
 _________________
(1) Pro forma net sales for the three and nine months ended May 31, 2018 includes estimated fair value adjustments related to amortization of unfavorable contract backlog. The impact of the amortization of unfavorable contract backlog has been removed from the pro forma net sales for the three and nine months ended May 31, 2019.
(2) Pro forma net earnings for the three and nine months ended May 31, 2018 reflects the impact of fair value adjustments related to the amortization of unfavorable contract backlog described above. Pro forma net earnings for the nine months ended May 31, 2018 includes estimated fair value adjustments related to inventory step-up, as well as non-recurring acquisition and integration costs of approximately $49.8 million.
NOTE 3. CHANGES IN BUSINESS

During fiscal 2018, the Company completed the exit of its trading operations in the U.S., Asia, and Australia. The results of these activities are included in discontinued operations in the condensed consolidated statements of earnings for all periods presented. The major classes of line items constituting earnings from discontinued operations in the condensed consolidated statements of earnings are presented in the table below.

	Three Months Ended May 31,	Nine Months Ended May 31,
(in thousands)	2018	2018
Net sales	$3,262	$304,384
Costs and expenses:
Cost of goods sold	4,233	276,371
Selling, general and administrative expenses	2,418	23,078
Interest expense	—	(86)
Earnings (loss) before income taxes	(3,389)	5,021
Income taxes (benefit)	(1,029)	2,052
Earnings (loss) from discontinued operations	$(2,360)	$2,969

There were no material operating or investing non-cash items for discontinued operations for the three and nine months ended May 31, 2019 and 2018.

The assets and liabilities of the businesses classified as held for sale and discontinued operations were immaterial at both May 31, 2019 and August 31, 2018.
NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended May 31, 2019
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, February 28, 2019	$(100,943)	$1,151	$(1,095)	$(100,887)
Other comprehensive loss before reclassifications	(5,135)	(86)	(6)	(5,227)
Amounts reclassified from AOCI	19	(181)	—	(162)
Income taxes	—	51	—	51
Net other comprehensive loss	(5,116)	(216)	(6)	(5,338)
Balance, May 31, 2019	$(106,059)	$935	$(1,101)	$(106,225)

	Nine Months Ended May 31, 2019
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2018	$(92,637)	$1,356	$(2,396)	$(93,677)
Other comprehensive loss before reclassifications	(14,278)	(190)	(25)	(14,493)
Amounts reclassified from AOCI	856	(330)	1,666	2,192
Income taxes (benefit)	—	99	(346)	(247)
Net other comprehensive income (loss)	(13,422)	(421)	1,295	(12,548)
Balance, May 31, 2019	$(106,059)	$935	$(1,101)	$(106,225)

	Three Months Ended May 31, 2018
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, February 28, 2018	$(66,000)	$1,432	$(1,898)	$(66,466)
Other comprehensive income (loss) before reclassifications	(26,434)	16	—	(26,418)
Amounts reclassified from AOCI	1,328	(70)	(9)	1,249
Income taxes	—	11	2	13
Net other comprehensive loss	(25,106)	(43)	(7)	(25,156)
Balance, May 31, 2018	$(91,106)	$1,389	$(1,905)	$(91,622)

	Nine Months Ended May 31, 2018
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2017	$(80,778)	$1,587	$(2,322)	$(81,513)
Other comprehensive income (loss) before reclassifications	(11,656)	47	—	(11,609)
Amounts reclassified from AOCI	1,328	(314)	647	1,661
Income taxes (benefit)	—	69	(230)	(161)
Net other comprehensive income (loss)	(10,328)	(198)	417	(10,109)
Balance, May 31, 2018	$(91,106)	$1,389	$(1,905)	$(91,622)

Items reclassified out of AOCI were not material for the three and nine months ended May 31, 2019 and 2018, thus the corresponding line items in the condensed consolidated statements of earnings to which the items were reclassified are not presented.
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
In the Americas Fabrication segment, each contract represents a single performance obligation. Revenue is either recognized over time or equal to billing under an available practical expedient. When the Company provides fabricated product and installation services, revenue is recognized over time using an input method. For the three and nine months ended May 31, 2019, these contracts represent approximately 27% of net sales in the Americas Fabrication segment. For these contracts, the measure of progress is based on contract costs incurred to date compared to total estimated contract costs, which provides a reasonable depiction of the Company’s progress towards satisfaction of the performance obligation as there is a direct relationship between costs incurred by the Company and the transfer of the fabricated product and installation services. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method. For the three and nine months ended May 31, 2019, these contracts represent approximately 19% and 22%, respectively, of total revenue in the Americas Fabrication segment. For these contracts, the Company uses tons shipped compared to total estimated tons, which provides a reasonable depiction of the transfer of contract value to the customer, as there is a direct relationship between the units shipped by the Company and the transfer of the fabricated product. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If estimated total consolidated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete, or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. For the three and nine months ended May 31, 2019, the remaining 54% and 51%, respectively, of revenue in the Americas Fabrication segment is recognized as amounts are billed to the customer and control of the promised goods is transferred to the customer.
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
The following table provides information about assets and liabilities from contracts with customers.

(in thousands)	May 31, 2019	August 31, 2018
Contract assets (included in other current assets)	$96,842	$49,221
Contract liabilities (included in accrued expenses and other payables)	35,812	6,679

The majority of the increase in contract asset and liability balances was attributable to the acquisition of the Acquired Businesses. The entire contract liability as of August 31, 2018 was recognized as revenue during the nine months ended May 31, 2019.
Remaining Performance Obligations
As of May 31, 2019, a total of $853.1 million has been allocated to remaining performance obligations in the Americas Fabrication segment, excluding those contracts where revenue is recognized equal to billing under an available practical expedient. Of this amount, the Company estimates the remaining performance obligations will be recognized as revenue as follows: 40% in the first twelve months, 49% in the following twelve months, and 11% thereafter. The duration of contracts in the Americas Mills, Americas Recycling, and International Mill segments are typically less than one year.
Disaggregation of Revenue
The following tables display revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended May 31, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$238	$501,925	$554,672	$199,431	$—	$1,256,266
Ferrous scrap	106,404	8,916	2	525	—	115,847
Nonferrous scrap	121,581	4,080	—	3,212	—	128,873
Construction materials	—	—	71,228	—	—	71,228
Other	563	21,114	3,608	5,854	2,519	33,658
Total	$228,786	$536,035	$629,510	$209,022	$2,519	$1,605,872

	Nine Months Ended May 31, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$679	$1,294,217	$1,392,442	$584,735	$—	$3,272,073
Ferrous scrap	323,311	26,802	2	1,055	—	351,170
Nonferrous scrap	369,660	10,568	—	8,677	—	388,905
Construction materials	—	—	188,589	—	—	188,589
Other	1,205	50,914	9,713	16,173	7,255	85,260
Total	$694,855	$1,382,501	$1,590,746	$610,640	$7,255	$4,285,997

	Three Months Ended May 31, 2018*
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$319	$305,390	$303,363	$193,114	$—	$802,186
Ferrous scrap	144,398	8,462	2	351	—	153,213
Nonferrous scrap	147,683	4,851	—	3,286	—	155,820
Construction materials	—	—	70,436	—	—	70,436
Other	279	13,756	1,382	4,687	2,725	22,829
Total	$292,679	$332,459	$375,183	$201,438	$2,725	$1,204,484

	Nine Months Ended May 31, 2018*
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$894	$766,976	$830,172	$605,152	$—	$2,203,194
Ferrous scrap	383,358	24,605	2	970	—	408,935
Nonferrous scrap	447,060	12,734	—	10,427	—	470,221
Construction materials	—	—	180,641	—	—	180,641
Other	1,136	37,580	5,119	16,585	11,874	72,294
Total	$832,448	$841,895	$1,015,934	$633,134	$11,874	$3,335,285
 _________________
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

Prior to September 1, 2018, in exchange for trade receivables transferred into the Programs, the Company received either cash (referred to as a cash purchase price or “CPP”) or a deferred purchase price (“DPP”). Upon adoption of ASU 2016-15, the CPP received was reflected as cash provided by operating activities in the Company's consolidated statements of cash flows, and cash received to settle the DPP related to the transfer of receivables was included as part of investing activities in the Company's consolidated statement of cash flows. For periods prior to fiscal 2019, DPP on the Programs was included in accounts receivable on the Company's condensed consolidated balance sheets.

	Nine Months Ended May 31, 2018
(in thousands)	Total	U.S.	Poland
Deferred purchase price
Balance, August 31, 2017	$215,123	$135,623	$79,500
Transfers of trade receivables	2,116,243	1,741,451	374,792
Less: CPP	(1,576,579)	(1,311,705)	(264,874)
Non-cash increase to DPP	539,664	429,746	109,918
Cash collections of DPP	(491,577)	(383,955)	(107,622)
Net repayments (advances)	69,444	90,000	(20,556)
Net collections of DPP	(422,133)	(293,955)	(128,178)
Balance, May 31, 2018	$332,654	$271,414	$61,240

At May 31, 2018, the Company transferred $352.2 million of trade accounts receivable to the financial institutions and had no advance payments outstanding under the U.S. Program and $18.1 million outstanding under the Polish Program.

Discounts related to the Programs were immaterial for the three and nine months ended May 31, 2018.
NOTE 7. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined as finished goods. Work in process inventories were not material at May 31, 2019 and August 31, 2018. At May 31, 2019 and August 31, 2018, $185.1 million and $177.7 million, respectively, of the Company's inventories were in the form of raw materials.
NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment at May 31, 2019 is detailed in the following table:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Consolidated
Goodwill, gross*	$9,543	$4,970	$57,428	$2,478	$74,419
Accumulated impairment losses*	(9,543)	—	(493)	(157)	(10,193)
Goodwill, net*	$—	$4,970	$56,935	$2,321	$64,226
 _________________
* The change in balance from August 31, 2018 was immaterial.

The total gross carrying amounts of the Company's intangible assets subject to amortization were $21.8 million and $20.5 million at May 31, 2019 and August 31, 2018, respectively, and were included in other noncurrent assets on the Company's condensed consolidated balance sheets. Intangible amortization expense from continuing operations related to such intangible assets was $0.6 million for both the three months ended May 31, 2019 and May 31, 2018, and $1.7 million and $1.6 million for the nine months ended May 31, 2019 and 2018, respectively. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives as of May 31, 2019.

The amortizable intangible (liabilities) acquired consisted of:

(in thousands, except life in years)	Life in Years	Estimated Fair Value
Net unfavorable lease contracts	Various	$(2,705)
Unfavorable contract backlog	1-2 years*	$(110,166)
 _________________
* Amortization will correspond with completion of the acquired contracts, which is estimated to occur over the next 1 to 2 years.

In connection with the acquisition of the Acquired Businesses, the Company recorded a preliminary unfavorable contract backlog liability of $110.2 million. Amortization of the backlog for the three and nine months ended May 31, 2019 was $23.4 million and $58.2 million, respectively, and was recorded as an increase to net sales in the Company's condensed consolidated statement of earnings.
NOTE 9. CREDIT ARRANGEMENTS

Long-term debt as of May 31, 2019 and August 31, 2018 was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2019	May 31, 2019	August 31, 2018
2027 Notes	5.375%	$300,000	$300,000
2026 Notes	5.750%	350,000	350,000
2023 Notes	4.875%	330,000	330,000
Term loans	4.115%	310,125	142,500
Short-term borrowings	*	25,327	—
Other, including equipment notes		56,996	47,629
Total debt		1,372,448	1,170,129
Less debt issuance costs		10,690	11,764
Total amounts outstanding		1,361,758	1,158,365
Less current maturities		29,568	19,746
Less short-term borrowings		25,327	—
Current maturities of long-term debt and short-term borrowings		54,895	19,746
Long-term debt		$1,306,863	$1,138,619

 _________________
* As of May 31, 2019, the weighted average interest rates associated with the U.S. Program and Poland Program were 3.120% and 2.410%, respectively.

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

The Company had no amounts drawn under the Revolver at May 31, 2019 and August 31, 2018. The Company's availability under the Revolver was reduced by outstanding letters of credit of $3.0 million and $3.3 million at May 31, 2019 and August 31, 2018.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, each as defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, each as defined in the Credit Agreement) that does not exceed 0.60 to 1.00. At May 31, 2019, the Company's interest coverage ratio was 5.53 to 1.00, and the Company's debt to capitalization ratio was 0.47 to 1.00. Loans under the Credit Agreement bear interest based at the Eurocurrency rate, a base rate, or the London Interbank Offered Rate ("LIBOR").

At May 31, 2019, the Company was in compliance with all covenants contained in its debt agreements.

The Company also has credit facilities in Poland, primarily through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), available to support global working capital, short-term cash needs, letters of credit, financial assurance and other trade finance-related matters. At May 31, 2019, CMCP's credit facilities totaled Polish zloty ("PLN") 275.0 million, or $71.7 million. These facilities will expire in March 2022. At May 31, 2019 and August 31, 2018, no amounts were outstanding under these facilities. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $1.3 million and $1.1 million at May 31, 2019 and August 31, 2018, respectively. During the nine months ended May 31, 2019 and 2018, CMCP had no borrowings and no repayments under its credit facilities.

Accounts Receivable Programs

CMC has a $200.0 million U.S. trade accounts receivable program (the "U.S. Program"), which expires in August 2020. Under the U.S. Program, CMC contributes, and certain of its subsidiaries transfer without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of facilitating transfers of trade accounts receivable generated by the Company. CMCRV transfers the trade accounts receivable in their entirety to two financial institutions. Under the U.S. Program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The U.S. Program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the Credit Agreement. Advances taken under the U.S. Program incur interest based on LIBOR plus a margin. The Company had no advance payments outstanding under the U.S. Program at May 31, 2019.

In addition to the U.S. Program, the Company's international subsidiary in Poland transfers trade accounts receivable to financial institutions without recourse (the "Poland Program"). The Poland Program has a facility limit of PLN 220.0 million ($57.4 million as of May 31, 2019) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable transferred under the terms of the arrangement. Advances taken under the Poland Program incur interest based on the Warsaw Interbank Offered Rate ("WIBOR") plus a margin. The Company had advance payments outstanding of $25.3 million and $12.1 million under the Poland Program at May 31, 2019 and August 31, 2018, respectively.

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

At May 31, 2019, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $112.0 million and $49.7 million, respectively. At May 31, 2018, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $140.4 million and $64.8 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of May 31, 2019:

Commodity	Long/Short	Total
Aluminum	Long	4,500	MT
Aluminum	Short	2,350	MT
Copper	Long	669	MT
Copper	Short	5,341	MT
 _________________
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's condensed consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the three and nine months ended May 31, 2019 and 2018. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the condensed consolidated statements of earnings (amounts in thousands):

		Three Months Ended May 31,		Nine Months Ended May 31,
Derivatives Not Designated as Hedging Instruments	Location	2019	2018	2019	2018
Commodity	Cost of goods sold	$3,408	$1,498	$143	$2,071
Foreign exchange	Cost of goods sold	—	—	—	(50)
Foreign exchange	SG&A expenses	(72)	518	(472)	1,169
Gain (loss) before income taxes		$3,336	$2,016	$(329)	$3,190

The Company's fair value hedges are designated for accounting purposes with the gains or losses on the hedged items offsetting the gains or losses on the related derivative transactions. Hedged items relate to firm commitments on commercial sales and purchases and capital expenditures.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended May 31,		Location of Gain (Loss) Recognized in Income on Related Hedged Items	Amount of Gain (Loss) Recognized in Income on Related Hedge Items for the Three Months Ended May 31,
		2019	2018		2019	2018
Foreign exchange	Net sales	$—	$163	Net sales	$—	$(163)
Foreign exchange	Cost of goods sold	—	(429)	Cost of goods sold	—	429
Gain (loss) before income taxes		$—	$(266)		$—	$266

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended May 31,		Location of Gain (Loss) Recognized in Income on Related Hedged Items	Amount of Gain (Loss) Recognized in Income on Related Hedge Items for the Nine Months Ended May 31,
		2019	2018		2019	2018
Foreign exchange	Net sales	$—	$(66)	Net sales	$—	$66
Foreign exchange	Cost of goods sold	—	1,596	Cost of goods sold	—	(1,596)
Gain (loss) before income taxes		$—	$1,530		$—	$(1,530)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in AOCI	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Foreign exchange, net of income taxes	$(145)	$13	$(267)	$38

The Company enters into derivative agreements that include provisions to allow the set-off of certain amounts. Derivative instruments are presented on a gross basis on the Company's condensed consolidated balance sheets. The asset and liability balances in the tables below reflect the gross amounts of derivative instruments at May 31, 2019 and August 31, 2018. The fair value of the Company's derivative instruments on the condensed consolidated balance sheets was as follows:

Derivative Assets (in thousands)	May 31, 2019	August 31, 2018
Commodity — not designated for hedge accounting	$2,088	$1,881
Foreign exchange — designated for hedge accounting	—	—
Foreign exchange — not designated for hedge accounting	221	407
Derivative assets (other current assets) (1)	$2,309	$2,288

Derivative Liabilities (in thousands)	May 31, 2019	August 31, 2018
Commodity — not designated for hedge accounting	$322	$301
Foreign exchange — designated for hedge accounting	373	—
Foreign exchange — not designated for hedge accounting	581	1,095
Derivative liabilities (accrued expenses and other payables) (1)	$1,276	$1,396
 _________________
(1) Derivative assets and liabilities do not include the hedged items designated as fair value hedges.
As of May 31, 2019, most of the Company's derivative instruments designated to hedge exposure to the variability in future cash flows of the forecasted transactions will mature within twelve months. All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	May 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$2,792	$2,792	$—	$—
Commodity derivative assets (2)	2,088	2,088	—	—
Foreign exchange derivative assets (2)	221	—	221	—
Liabilities:
Commodity derivative liabilities (2)	322	322	—	—
Foreign exchange derivative liabilities (2)	954	—	954	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$541,101	$541,101	$—	$—
Commodity derivative assets (2)	1,881	1,881	—	—
Foreign exchange derivative assets (2)	407	—	407	—
Liabilities:
Commodity derivative liabilities (2)	301	301	—	—
Foreign exchange derivative liabilities (2)	1,095	—	1,095	—
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

In connection with the sale of assets related to the Company's structural steel fabrication operations, the Company recorded impairment charges of $0.9 million and $13.0 million for the three and nine months ended May 31, 2018, respectively. The signed definitive asset sale agreement (Level 2) was the basis of the determination of fair value of these operations. There were no other material, non-recurring fair value remeasurements during the three and nine months ended May 31, 2019 and 2018.

The carrying values of the Company's short-term items approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		May 31, 2019		August 31, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$279,195	$300,000	$281,655
2026 Notes (1)	Level 2	350,000	345,769	350,000	339,238
2023 Notes (1)	Level 2	330,000	328,964	330,000	326,090
Short-term borrowings (2)	Level 2	25,327	25,327	—	—
Term loans (2)	Level 2	310,125	310,125	142,500	142,500
_________________
(1) The fair value of the notes was determined based on indicated market values.
(2) Contains variable interest rates and carrying value approximates fair value.
NOTE 12. INCOME TAX

For the three and nine months ended May 31, 2019, the Company's effective tax rates from continuing operations were 27.0% and 31.9%, respectively, as compared to the U.S. statutory income tax rate of 21.0%. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. Items that impacted the effective tax rates included:

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

For the three and nine months ended May 31, 2018, the Company's effective tax rates from continuing operations were 23.9% and 21.8%, respectively, as compared to the blended U.S. statutory income tax rate of 25.7%. Items that impacted the effective tax rates included:

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

v.	a permanent tax benefit recorded for stock awards that vested during the first nine months of fiscal 2018; and

vi.	a non-taxable gain on assets related to the Company's non-qualified benefits restoration plan.

For the three and nine months ended May 31, 2018, the Company's effective income tax rates from discontinued operations of 30.4% and 40.9%, respectively, were greater than the blended U.S. statutory income tax rate of 25.7%, primarily as a result of losses from operations in certain jurisdictions in which the Company maintains a valuation allowance, thus providing no benefit for such losses. Additionally, the effective income tax rates were unfavorably impacted by state taxes imposed on income earned by the Company’s steel trading operations headquartered in the U.S.

As of May 31, 2019 and August 31, 2018, the reserve for unrecognized income tax benefits related to the accounting for uncertainty in income taxes was $6.2 million and $3.1 million, respectively, which, if recognized, would have decreased the Company’s effective income tax rate at the end of each respective period. The Company's policy classifies interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position as income tax expense. For the three and nine months ended May 31, 2019, the Company recorded immaterial amounts of accrued interest and penalties on unrecognized income tax benefits.

The Company is subject to varying statutes of limitation in the U.S. and foreign jurisdictions. In the normal course of business, CMC and its subsidiaries are subject to examination by various taxing authorities. The following summarizes tax years subject to examination:

U.S. Federal — 2016 and forward
U.S. States — 2015 and forward
Foreign — 2012 and forward

In addition, the Company is under examination by certain state revenue authorities for fiscal years 2015 through 2017. The Company believes the recorded income tax liabilities as of May 31, 2019 reflect the anticipated outcome of these examinations.

Beginning in fiscal 2019, the Company is subject to the following provisions of the TCJA: (i) a new tax on GILTI; (ii) a new deduction for foreign-derived intangible income (“FDII”); (iii) deductibility limitations on compensation for covered employees; and (iv) deductibility limitations on business interest expense. The U.S. Department of Treasury continues to release new and clarifying guidance with regard to interpretation of certain provisions of the TCJA, which the Company evaluates during the period of enactment. Based on enacted legislation through the third quarter of fiscal 2019, the Company has included in the estimated annual effective tax rate estimates of the tax impacts related to GILTI and the deductibility limitations on compensation for covered employees. The Company has elected to treat the new GILTI tax as a current period cost. The Company’s current assessment of FDII and the deductibility limitations on business interest expense did not result in an impact to the estimated annual effective tax rate.

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
NOTE 13. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described, and informational disclosures provided, in Note 15, Stock-Based Compensation Plans, to the consolidated financial statements in the 2018 Form 10-K. In general, restricted stock units granted during fiscal 2019 vest ratably over a period of three years. However, certain restricted stock units granted during fiscal 2019 cliff vest after a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, performance stock units granted during fiscal 2019 vest after a period of three years.

During the nine months ended May 31, 2019 and 2018, the Company granted the following awards under its stock-based compensation plans:

	May 31, 2019		May 31, 2018
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,505	$17.75	1,216	$20.69
Liability method	374	N/A	323	N/A

During the three and nine months ended May 31, 2019 and 2018, the Company recorded immaterial amounts for mark-to-market adjustments on liability awards. As of May 31, 2019, the Company had outstanding 718,223 equivalent shares accounted for under the liability method. The Company expects 683,922 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was mainly included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$7,342	$4,910	$17,350	$18,247

NOTE 14. EMPLOYEES' RETIREMENT PLANS

Following the acquisition of the Acquired Businesses, the Company sponsors a single employer defined-benefit pension plan (“Plan”) covering certain hourly union employees. The Plan is closed to new entrants. The Plan provides benefits based on length of service. The Company’s funding policy for the Plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by the Employee Retirement Income Security Act rules. Service cost is recorded in costs of goods sold, while other components of the net periodic benefit costs are recorded as selling, general and administrative expenses. Net periodic pension expense was immaterial for the three and nine months ended May 31, 2019.
NOTE 15. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations for the three and nine months ended May 31, 2019 and 2018 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2019	2018	2019	2018
Earnings from continuing operations	$78,551	$42,325	$112,899	$83,977
Basic earnings per share:
Shares outstanding for basic earnings per share	118,045,362	117,111,799	117,762,945	116,722,504
Basic earnings per share from continuing operations	$0.67	$0.36	$0.96	$0.72
Diluted earnings per share:
Shares outstanding for basic earnings per share	118,045,362	117,111,799	117,762,945	116,722,504
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,100,204	1,142,992	1,250,069	1,328,360
Shares outstanding for diluted earnings per share	119,145,566	118,254,791	119,013,014	118,050,864
Diluted earnings per share from continuing operations	$0.66	$0.36	$0.95	$0.71

CMC had 32,623 and 26,886 shares that were anti-dilutive for the three months ended May 31, 2019 and 2018, respectively. There are no anti-dilutive shares for the other periods presented.

CMC's restricted stock is included in the number of shares of common stock issued and outstanding, but is omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of common stock. The timing and the amount of repurchases, if any, are determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of common stock and may be modified, suspended, extended or terminated at any time without prior notice. During the nine months ended May 31, 2019, CMC did not repurchase any shares of common stock. CMC had remaining authorization to repurchase $27.6 million shares of common stock at May 31, 2019.
NOTE 16. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 18, Commitments and Contingencies, to the consolidated financial statements in the 2018 Form 10-K.
The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party ("PRP") at several sites (none of which are owned by the Company) and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statute to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both May 31, 2019 and August 31, 2018, the Company had accrued $0.7 million for estimated cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. As of May 31, 2019 and August 31, 2018, total environmental liabilities with respect to CERCLA sites, were $3.8 million and $4.0 million, respectively, of which $1.9 million was classified as other long-term liabilities. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.
Management believes that adequate provisions have been made in the Company's condensed consolidated financial statements for the potential impact of these contingencies and that the outcomes of the suits and proceedings described above, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on the business, results of operations or financial condition of the Company.
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

The Company structures its business into the following four reporting segments: Americas Recycling, Americas Mills, Americas Fabrication, and International Mill. See Note 1, Nature of Operations, of the consolidated financial statements included in the 2018 Form 10-K for more information about the reporting segments, including the types of products and services from which each reporting segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's Benefit Restoration Plan assets and short-term investments, expenses of the Company's corporate headquarters, interest expense related to its long-term debt and intercompany eliminations.

The Company uses adjusted EBITDA from continuing operations to compare and evaluate the financial performance of its segments. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization, and impairment expense. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements included in the 2018 Form 10-K.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended May 31, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$228,786	$536,035	$629,510	$209,022	$2,519	$1,605,872
Intersegment sales	60,229	330,868	3,537	343	(394,977)	—
Net sales	289,015	866,903	633,047	209,365	(392,458)	1,605,872
Adjusted EBITDA	12,331	158,114	(23,289)	24,120	(27,305)	143,971

	Nine Months Ended May 31, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$694,855	$1,382,501	$1,590,746	$610,640	$7,255	$4,285,997
Intersegment sales	183,244	860,964	10,248	947	(1,055,403)	—
Net sales	878,099	2,243,465	1,600,994	611,587	(1,048,148)	4,285,997
Adjusted EBITDA	37,889	384,383	(109,863)	77,436	(111,005)	278,840
Total assets as of May 31, 2019 (1)	262,620	1,682,255	1,136,996	501,079	184,060	3,767,010
 _________________
(1) Total assets listed in Corporate and Other includes assets from discontinued operations.

	Three Months Ended May 31, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$292,679	$332,459	$375,183	$201,438	$2,725	$1,204,484
Intersegment sales	71,419	220,604	3,058	299	(295,380)	—
Net sales	364,098	553,063	378,241	201,737	(292,655)	1,204,484
Adjusted EBITDA	19,477	89,590	(8,208)	31,987	(31,814)	101,032

	Nine Months Ended May 31, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$832,448	$841,895	$1,015,934	$633,134	$11,874	$3,335,285
Intersegment sales	171,618	550,573	8,059	846	(731,096)	—
Net sales	1,004,066	1,392,468	1,023,993	633,980	(719,222)	3,335,285
Adjusted EBITDA	51,698	194,975	(14,787)	95,066	(81,777)	245,175
Total assets as of August 31, 2018 (1)	291,838	1,115,339	739,151	485,548	696,428	3,328,304
 _________________
(1) Total assets listed in Corporate and Other includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2019	2018	2019	2018
Earnings from continuing operations	$78,551	$42,325	$112,899	$83,977
Interest expense	18,513	11,511	53,671	25,303
Income taxes	29,105	13,312	52,855	23,465
Depreciation and amortization	41,181	32,949	117,602	98,898
Amortization of acquired unfavorable contract backlog	(23,394)	—	(58,202)	—
Impairment of assets	15	935	15	13,532
Adjusted EBITDA from continuing operations	$143,971	$101,032	$278,840	$245,175

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (the "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018 (the "2018 Form

10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of this Item 2 of this Form 10-Q and in the section entitled "Risk Factors" in Item 1A of the 2018 Form 10-K and this Form 10-Q. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the 2018 Form 10-K, except for the change in revenue recognition as described in Note 1, Accounting Policies, of this Form 10-Q.
RESULTS OF OPERATIONS SUMMARY

Business Overview

As a vertically integrated enterprise, we manufacture, recycle, and market steel and metal products, related materials and services through a network of facilities that includes eight electric arc furnace ("EAF") mini mills, two EAF micro mills, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses, and metal recycling facilities in the United States ("U.S.") and Poland. Our operations are conducted through the following business segments: Americas Recycling, Americas Mills, Americas Fabrication, and International Mill.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2019	2018	2019	2018
Net sales	$1,605,872	$1,204,484	$4,285,997	$3,335,285
Earnings	78,551	42,325	112,899	83,977
Diluted earnings per share	$0.66	$0.36	$0.95	$0.71

Net sales from continuing operations for the three and nine months ended May 31, 2019 increased 33% and 29%, respectively, compared to the same periods for fiscal 2018. Our results for the three and nine months ended May 31, 2019 include the Acquired Businesses, as discussed in Note 2, Acquisition, which contributed net sales of $453.5 million quarter-to-date and $958.6 million year-to-date. Third quarter and year-to-date net sales in our Americas Mills segment increased in fiscal 2019, as compared to the same periods in 2018, due to the Acquired Businesses and an increase in year-over-year average selling prices in both fiscal periods. Third quarter average selling prices were down in fiscal 2019, as compared to the same period in fiscal 2018, in our Americas Recycling and International Mill segments, leading to year-over-year reductions in net sales in the Americas Recycling segment on both a quarter and year-to-date basis and in the International Mill segment on a year-to-date basis. Quarter-to-date net sales in the International Mill segment, however, increased as compared to the same period in fiscal 2018 due to an increase in tons shipped. In our Americas Fabrication segment, third quarter average selling prices were up in fiscal 2019, compared to the same period in fiscal 2018, as we have shipped the majority of the lower priced work in our backlog leading to year-over-year increases in net sales on both a quarter and year-to-date basis.

Earnings from continuing operations for the three and nine months ended May 31, 2019 increased $36.2 million and $28.9 million, respectively, compared to the same periods for fiscal 2018. The increase in earnings was primarily driven by the Acquired Businesses and year-over-year increases in quarter-to-date and year-to-date metal margins and tons shipped in our Americas Mills segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.0 million and $25.4 million for the three and nine months ended May 31, 2019, respectively. The year-over-year increase in expenses was driven primarily by the acquisition of the Acquired Businesses.

Interest Expense

Interest expense for the three and nine months ended May 31, 2019 increased $7.0 million and $28.4 million, respectively, compared to the same periods in fiscal 2018. The increase was primarily the result of financing activities in connection with the acquisition of the Acquired Businesses, including issuance of the 2026 Notes and a draw under the 2018 Term Loan (both defined in Note 9, Credit Arrangements), which drove increases of $5.4 million and $18.2 million for the three and nine months ended May 31, 2019, respectively. Also contributing to the increase in the nine months ended May 31, 2019 were year-over-year reductions in capitalized interest of $7.2 million, principally due to the completion of the Oklahoma micro mill in fiscal 2018.

Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended May 31, 2019 was 27.0% and 31.9%, respectively, compared with 23.9% and 21.8%, for the three and nine months ended May 31, 2018, respectively. The effective tax rate for the current period was greater than the effective tax rate for the corresponding period of the prior fiscal year primarily due to the recognition of tax expense in the current year compared to benefits recognized in the prior year, both as a result of the TCJA. See Note 12, Income Tax, for further details of the impacts of the TCJA to each comparative period.
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. Financial results for our reportable segments are consistent with the basis in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 17, Business Segments. The operational data presented in the tables below is calculated using averages and, therefore, it is not meaningful to quantify the effect that any individual component had on the segment's net sales or adjusted EBITDA.

Americas Recycling

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2019	2018	2019	2018
Net sales	$289,015	$364,098	$878,099	$1,004,066
Adjusted EBITDA	12,331	19,477	37,889	51,698

Average selling price (per short ton)
Ferrous	$252	$314	$263	$286
Nonferrous	2,047	2,252	2,009	2,267

Short tons shipped (in thousands)
Ferrous	597	642	1,746	1,791
Nonferrous	60	65	182	194
Total	657	707	1,928	1,985

Net sales for the three and nine months ended May 31, 2019 decreased $75.1 million, or 21%, and $126.0 million, or 13%, respectively, compared to the corresponding periods in fiscal 2018. For the three and nine months ended May 31, 2019, the primary drivers for the year-over-year decreases in net sales were reductions in the ferrous and nonferrous scrap pricing environment. Average ferrous and nonferrous selling prices decreased approximately 20% and 9%, respectively, for the three months ended May 31, 2019, and decreased approximately 8% and 11%, respectively, for the nine months ended May 31, 2019, as compared to the same periods in fiscal 2018.

Adjusted EBITDA for the three and nine months ended May 31, 2019 decreased $7.1 million and $13.8 million, respectively, as third quarter nonferrous margins, though still strong, have declined approximately 5% on a year-over-year basis due to a decrease in the scrap pricing environment in fiscal 2019 which compressed margins. Adjusted EBITDA included non-cash stock compensation expense of $0.3 million and $1.0 million for the three and nine months ended May 31, 2019 and 2018, respectively.

Americas Mills

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2019	2018	2019	2018
Net sales	$866,903	$553,063	$2,243,465	$1,392,468
Adjusted EBITDA	158,114	89,590	384,383	194,975

Average price (per short ton)
Total selling price	$670	$632	$674	$587
Cost of ferrous scrap utilized	284	329	297	293
Metal margin	386	303	377	294

Short tons (in thousands)
Melted	1,164	790	3,199	2,108
Rolled	1,118	737	3,007	1,936
Shipped	1,236	811	3,178	2,172

Net sales for the three and nine months ended May 31, 2019 increased $313.8 million, or 57%, and $851.0 million, or 61%, respectively, compared to the corresponding periods in fiscal 2018. The increase in net sales was primarily due to shipments from the Acquired Businesses of 469 thousand short tons and 974 thousand short tons for the three and nine months ended May 31, 2019, respectively. Also contributing to increased net sales were increased average selling prices of $38 per short ton and $87 per short ton for the three and nine months ended May 31, 2019, respectively, as trade actions recently implemented in the U.S., aimed at unfairly priced steel imports, have favorably impacted the pricing environment.

Adjusted EBITDA for the three and nine months ended May 31, 2019 increased $68.5 million and $189.4 million, respectively, compared to the corresponding periods in fiscal 2018, with the Acquired Businesses contributing $53.6 million and $87.9 million, respectively. The increase in adjusted EBITDA for the three and nine months ended May 31, 2019 was primarily driven by the Acquired Businesses and metal margin expansion of 27% and 28%, respectively, due to decreases in ferrous scrap prices and manufacturing costs due to higher production levels. Adjusted EBITDA included non-cash stock compensation expense of $1.1 million and $3.6 million for the three and nine months ended May 31, 2019, respectively, and $1.1 million and $3.9 million for the three and nine months ended May 31, 2018, respectively.

Americas Fabrication

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2019	2018	2019	2018
Net sales	$633,047	$378,241	$1,600,994	$1,023,993
Adjusted EBITDA	(23,289)	(8,208)	(109,863)	(14,787)

Average selling price (excluding stock and buyout sales) (per short ton)
Rebar and other	$925	$777	$886	$784

Total short tons shipped
Rebar and other	469	302	1,184	808

Net sales for the three and nine months ended May 31, 2019 increased $254.8 million, or 67%, and $577.0 million, or 56%, respectively, compared to the same periods in fiscal 2018. The increase in net sales for the three and nine months ended May 31, 2019 was driven by increases in short tons shipped of 167 thousand and 376 thousand for the three and nine months ended May 31, 2019, respectively, due to shipments by the Acquired Businesses during fiscal 2019, and by increases in average selling prices of $148 and $102 per ton, respectively, compared to the same period in fiscal 2018, as selling prices have increased in response to rising input costs. Net sales for the three and nine months ended May 31, 2019 included amortization benefit of $23.4 million and $58.2 million, respectively, related to the unfavorable contract backlog of the Acquired Businesses.

For the three and nine months ended May 31, 2019, Americas Fabrication reported an adjusted EBITDA loss of $23.3 million and $109.9 million, respectively, compared to an adjusted EBITDA loss of $8.2 million and $14.8 million in the corresponding periods in fiscal 2018. The primary driver for the year-over-year increase in adjusted EBITDA loss for the three and nine months ended May 31, 2019 was the additional volume and loss associated with the Acquired Businesses and compression in metal margins as average selling prices have not increased as much as rebar prices. As the majority of our rebar fabrication projects in this segment are fixed price, there is a lag between current market prices and average selling price of material we ship as we work through the project backlog. However, in the third quarter of fiscal 2019, the existing business approached break-even levels at current rebar selling prices, while the unfavorable contract backlog associated with the Acquired Businesses had a lower per ton value and is expected to turn profitable in fiscal 2020. Adjusted EBITDA included non-cash stock compensation expense of $0.4 million and $1.7 million for the three and nine months ended May 31, 2019, respectively, and $0.3 million and $1.7 million for the three and nine months ended May 31, 2018, respectively.

International Mill

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2019	2018	2019	2018
Net sales	$209,365	$201,737	$611,587	$633,980
Adjusted EBITDA	24,120	31,987	77,436	95,066

Average price (per short ton)
Total selling price	$524	$599	$539	$562
Cost of ferrous scrap utilized	288	329	295	317
Metal margin	236	270	244	245

Short tons (in thousands)
Melted	368	389	1,135	1,137
Rolled	341	316	902	974
Shipped	376	320	1,072	1,066

Net sales for the three and nine months ended May 31, 2019 increased $7.6 million, or 4%, and decreased $22.4 million, or 4%, respectively, compared to the corresponding periods in fiscal 2018. For the three months ended May 31, 2019, the increase in net sales was due to a year-over-year increase in shipments of 18%, as compared to the same period in fiscal 2018, partially offset by a 13% decrease in average selling prices. The reduction in average selling prices was primarily the result of increased imports into the European Union. For the nine months ended May 31, 2019, the decrease in net sales compared to the same period in fiscal 2018 was primarily due to a 4% decrease in average selling price while shipments remained relatively flat. Net sales for the three and nine months ended May 31, 2019 were also impacted by unfavorable foreign currency translation adjustments of approximately $20.2 million and $46.9 million, respectively, due to the fluctuations of the U.S. dollar in relation to the Polish zloty.

Adjusted EBITDA for the three months ended May 31, 2019 decreased $7.9 million compared to the corresponding period in fiscal 2018, primarily due to a decrease in metal margins. Adjusted EBITDA for the nine months ended May 31, 2019 decreased $17.6 million compared to the corresponding period in fiscal 2018, driven, in part, by the decrease in average selling prices described above and an increase in manufacturing costs on a per ton basis due to a decrease in melt shop volumes. Adjusted EBITDA included non-cash stock compensation expense of $0.4 million and $0.7 million for the three and nine months ended May 31, 2019, respectively, and $0.2 million and $1.2 million for the three and nine months ended May 31, 2018, respectively. Adjusted EBITDA for the three and nine months ended May 31, 2019 reflected unfavorable foreign currency translation impacts of approximately $2.3 million and $5.7 million, respectively, due to the fluctuations of the U.S. dollar in relation to the Polish zloty.

Corporate and Other

Corporate and Other reported an adjusted EBITDA loss of $27.3 million and $111.0 million for the three and nine months ended May 31, 2019, respectively, compared to an adjusted EBITDA loss of $31.8 million and $81.8 million for the corresponding periods in fiscal 2018, respectively. For the nine months ended May 31, 2019, the increase in adjusted EBITDA loss, as compared to the same period in fiscal 2018, was largely driven by a $25.3 million increase in corporate expenses due to an increase in professional fees related to the acquisition of the Acquired Businesses and other legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

While we believe the lending institutions participating in our credit arrangements are financially capable, it is important to note that the banking and capital markets periodically experience volatility that may limit our ability to raise capital in a cost efficient manner. In addition, our financing costs associated with raising capital may be affected by changes to our credit rating made by any rating agency.

Sources of Liquidity and Capital Resources

We have access to the $350.0 million revolving credit facility and availability under our sale of accounts receivable programs, as described in Note 9, Credit Arrangements.

We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. Continued pressure on the liquidity of our customers could result in additional allowances as we make our assessments in the future. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 12% of total trade receivables at May 31, 2019.

The table below shows our sources, facilities and available liquidity as of May 31, 2019:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$120,315	$120,315
Notes due from 2023 to 2027	980,000	*
Revolving credit facility	350,000	346,971
U.S. accounts receivable facility	200,000	172,975
Term loans	310,125	—
Poland accounts receivable facility	57,375	26,833
Poland credit facilities	71,719	70,464
Other, including equipment notes	56,996	*
 _________________
* We believe we have access to additional financing and refinancing, if needed.

Cash Flows

Operating Activities
Our cash flows from operating activities result primarily from the sale of steel, nonferrous metals and related products. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, natural gas prices and interest rates. See Note 10, Derivatives and Risk Management, for further information.

Net cash flows used by operating activities were $218.5 million for the nine months ended May 31, 2019, compared to $330.5 million for the nine months ended May 31, 2018. The decrease in cash used by operating activities was primarily due to a $124.1 million decrease in cash collections of the DPP from the Programs described in Note 6, Accounts Receivable Programs, for the nine months ended May 31, 2019, as compared to the same period in 2018. This decrease was partially offset by a $9.8 million year-over-year increase in cash used in operating assets and liabilities ("working capital") for the nine months ended May 31, 2019. For continuing operations, operating working capital days deteriorated four days on a year-over-year basis.

Investing Activities
Net cash flows used by investing activities increased $794.1 million for the nine months ended May 31, 2019 as compared to the nine months ended May 31, 2018. The year-over-year increase in cash used by investing activities was primarily due to the acquisition of the Acquired Businesses, as described in Note 2, Acquisition. Partially offsetting this increase was a year-over-year decrease in capital expenditures of $52.5 million.

We estimate that our fiscal 2019 capital spending will range between $150 million to $175 million. We regularly assess our capital spending based on current and expected results.

Financing Activities
Net year-over-year cash flows from financing activities during fiscal 2019 decreased by $152.6 million compared to the nine months ended May 31, 2018. The decrease was primarily due to a $170 million reduction in issuance of long-term debt in fiscal 2019 as compared to fiscal 2018. We regularly evaluate the use of our cash in efforts to maximize total shareholder return, including debt repayment, capital deployment, share repurchases and dividends.

We anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements, including our scheduled debt repayments, payments for our contractual obligations, capital expenditures, working capital needs, share repurchases, dividends and other prudent uses of capital, such as future acquisitions. However, in the event of sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at May 31, 2019 increased by approximately $316 million from August 31, 2018, primarily due to the acquisition of the Acquired Businesses. The increase includes financing and related interest obligations, as well as incremental open purchase orders of the Acquired Businesses related to the ordinary course of business. Our estimated contractual obligations for the twelve months ending May 31, 2020 are approximately $527 million and primarily consist of expenditures incurred in connection with normal revenue producing activities.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that our insurance providers and suppliers request. At May 31, 2019, we had committed $28.1 million under these arrangements, of which $3.0 million reduced availability under the Revolver, as defined in Note 9, Credit Arrangements.
OFF-BALANCE SHEET ARRANGEMENTS

As described in Note 9, Credit Arrangements, we have trade accounts receivable programs in both the U.S. and Poland. As of September 1, 2018, the Programs were amended such that they no longer qualify for off-balance sheet treatment. For periods prior to September 1, 2018, we accounted for transfers of the trade accounts receivable as sales. Trade accounts receivable balances transferred were removed from the condensed consolidated balance sheets, and cash advances received were reflected as cash provided by operating activities on our condensed consolidated statements of cash flows.
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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies provided by our recent acquisitions, demand for our products, steel margins, the ability to operate our mills at full capacity, future supplies of raw materials and energy for our operations, share repurchases, legal proceedings, renewing the credit facilities of our Polish subsidiary, the reinvestment of undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, our new Oklahoma micro mill, estimated contractual obligations, the effects of the acquisition of the Acquired Businesses, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $7.5 million, or 6%, compared to August 31, 2018. Forward contracts denominated in Euro with a Polish zloty functional currency, forward contracts denominated in U.S. dollars with a Polish zloty functional currency, and forward contracts denominated in Euro with a U.S. dollar functional currency increased $11.8 million, $4.0 million, and $5.1 million, respectively, compared to August 31, 2018. Forward contracts denominated in Australian dollar with a U.S. dollar functional currency decreased $28.5 million compared to August 31, 2018. As of May 31, 2019, the Company had no forward contracts denominated in Australian dollar.

The Company's total commodity contract commitments decreased $5.6 million, or 10%, compared to August 31, 2018.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended May 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the 2018 Form 10-K and Part II, Item 1A, Risk Factors, of the Quarterly Report on Form 10-Q for the period ended February 28, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended May 31, 2019.

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

101
The following financial information from Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Unaudited), (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Balance Sheets (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), (v) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited) (submitted electronically herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

June 27, 2019	/s/ Mary A. Lindsey
Mary A. Lindsey
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)