Form 10-K
period 2019-08-31
COMMERCIAL METALS Co
filed 2019-10-23
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4304
Commercial Metals Company
(Exact name of registrant as specified in its charter)

Delaware	75-0725338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6565 N. MacArthur Blvd.
Irving, Texas 75039
(Address of Principal Executive Office) (Zip Code)

(214) 689-4300
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	CMC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the Company's common stock on February 28, 2019 held by non-affiliates of the registrant based on the closing price per share on February 28, 2019 on the New York Stock Exchange was approximately $1.9 billion.
As of October 22, 2019, 117,934,611 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
Registrant's definitive proxy statement for the 2020 annual meeting of stockholders — Part III

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (hereinafter referred to as the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties, and other factors. For a discussion of important factors that could cause our results, performance or achievements to differ materially from any future results, performance, or achievements expressed or implied by our forward-looking statements, please refer to Part I, Item 1A, "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

OVERVIEW

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

We were incorporated in 1946 in the state of Delaware. Our predecessor company, a metals recycling business, has existed since 1915. We maintain our corporate office at 6565 North MacArthur Boulevard in Irving, Texas, 75039. Our telephone number is (214) 689-4300, and our website is at http://www.cmc.com. Our fiscal year ends August 31st, and any reference in this Annual Report to any year refers to the fiscal year ended August 31st of that year, unless otherwise noted. Any reference in this Annual Report to a ton refers to the U.S. short ton, a unit of weight equal to 2000 pounds.

We have four reportable segments: Americas Recycling, Americas Mills, Americas Fabrication and International Mill. No single customer accounted for 10% or more of net sales in 2019, 2018 or 2017.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports are made available free of charge through the Investors section of our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC.

Gerdau Acquisition

On November 5, 2018 (the "Acquisition Date"), the Company completed the acquisition of 33 reinforcing bar ("rebar") fabrication facilities in the U.S., which are part of our Americas Fabrication segment, as well as four EAF mini mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California, which are part of our Americas Mills segment, from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses". For further details, refer to Note 3, Acquisition, which is contained in Part II, Item 8 of this Annual Report.

AMERICAS RECYCLING

Our Americas Recycling segment processes scrap metals for use as a raw material by us and other manufacturers of new metal products. This segment operates 34 scrap metal processing facilities, with 14 locations in Texas, five locations in each of Florida and South Carolina, two locations in each of Georgia, Missouri, and North Carolina, and one location in each of Kansas, Louisiana, Oklahoma and Tennessee. These locations consist of 651 acres of land owned by the Company and 47 acres of land leased from third-parties.

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

Our scrap metal processing facilities typically consist of an office and warehouse building located on several acres of land that we use for receiving, processing, storing and shipping metals. These facilities utilize specialized equipment for processing both ferrous and nonferrous metal, and three of our facilities have extensive equipment that reclaim metal from scrap insulated wire. Our larger scrap metal processing facilities utilize various equipment, such as scales, shears, baling presses, briquetting machines, conveyors, magnetic separators, presses, and shredders, which enable these facilities to efficiently process large volumes of scrap metals. We use cranes to handle scrap metals for processing and to load material for shipment. We transport processed scrap to customers, including our mills, by rail, truck, export container and barge.

Americas Recycling operates five large shredding machines, two in Texas and one in each of Florida, Oklahoma, and South Carolina, capable of pulverizing obsolete automobiles or other sources of scrap metal. We have three additional shredders, two operated by our Americas Mills segment and one operated by our International Mill segment. With the exception of precious metals, our U.S. scrap metal processing facilities recycle and process practically all types of metal.

We sell scrap metals to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous metal is the primary raw material for EAFs, such as those operated by our Americas Mills and International Mill segments. Our Irving, Texas office coordinates the sale of substantially all nonferrous metals from our metal processing facilities.

Our recycling business competes with other scrap metal processors and primary nonferrous metal producers, both in the U.S. and internationally, for sales of nonferrous materials. Consumers of nonferrous metals frequently utilize primary or "virgin" ingot processed by mining companies instead of nonferrous metals. The prices of nonferrous metals are closely related to, but generally less than, the prices of primary or "virgin" ingot.

AMERICAS MILLS

Our Americas Mills segment operates seven EAF mini mills, two EAF micro mills, a rerolling mill, two scrap metal shredders, eight scrap metal processing facilities that directly support the mills, and a railroad salvage operation, all of which are based in the U.S. These locations consist of 2,706 acres of land owned by the Company and 18 acres of land leased from third-parties.

Our seven EAF mini mills, located in Alabama, California, Florida, New Jersey, South Carolina, Tennessee, and Texas, our two EAF micro mills, located in Arizona and Oklahoma, and our rerolling mill, located in Arkansas, produce one or more of the following: steel rebar, angles, flats, rounds, channels, fence post sections and other shapes. In this segment, we have two metal processing facilities located in each of Alabama and South Carolina and four located in Texas. This segment also operates two shredders, one each in Texas and South Carolina.

Descriptions of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our mills roll many different types and sizes of products depending on market conditions, including pricing and demand. Our estimated annual capacity for finished goods of approximately 5.8 million tons assumes a typical product mix and does not represent the quantity of likely production or shipments in each fiscal year.

The following table presents the amount of steel melted, rolled and shipped by our ten steel mills in the Americas Mills segment.

Tons (in thousands)	2019	2018	2017
Melted	4,357	2,922	2,603
Rolled	4,134	2,673	2,476
Shipped	4,394	3,013	2,725

Our seven EAF mini mills each consist of:

•	a melt shop with an electric arc furnace;

•	continuous casting equipment that shapes molten metal into billets;

•	a reheating furnace that prepares billets for rolling;

•	a rolling mill that forms products from heated billets;

•	a mechanical cooling bed that receives hot products from the rolling mill;

•	finishing facilities that cut, straighten, bundle and prepare products for shipping; and

•	supporting facilities such as maintenance, warehouse and office areas.

Our two EAF micro mills utilize similar equipment and processes as described above; however, these facilities utilize unique continuous process technology where metal flows uninterrupted from melting to casting to rolling. The facilities are more compact than existing, larger capacity steel mini mills, and production is dedicated to a limited product range. In addition, our two EAF micro mills are the only facilities in the U.S. capable of producing spooled rebar.

Our rerolling mill does not utilize a melt shop. Instead, the process begins by reheating billets or reclaimed rail to roll into finished products.

To minimize the cost of our products, to the extent feasibly consistent with market conditions and working capital demands, we prefer to operate our facilities at or near full capacity. Through operations and capital improvements, we strive to increase productivity, capacity and product mix at our mills. To remain competitive, we regularly make substantial capital expenditures. Over the past three fiscal years, we invested approximately $347.8 million, or 66%, of total capital expenditures in our Americas Mills segment.

Other than our rerolling mill, ferrous scrap is the primary raw material used by our mills. Although ferrous metal has historically been subject to significant price fluctuations, we believe the supply of ferrous metal is adequate to meet our future needs. The mills consume large amounts of electricity and natural gas. We have not had any significant curtailments, and we believe that energy supplies are adequate. The supply and demand of regional and national energy and the extent of applicable regulatory oversight of rates charged by providers affect the prices we pay for electricity and natural gas.

Our mills ship to a broad range of customers and end markets across all regions of the U.S. The primary end markets are construction and fabricating industries, steel service centers, original equipment manufacturers, and agricultural, energy and petrochemical industries. We utilize a fleet of trucks that we own or lease as well as private haulers and railcars to transport our finished products.

Due to the nature of certain stock products we sell in the Americas Mills segment, we do not have a long lead time between order receipt and delivery. We generally fill orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog, defined as the total value of unfulfilled orders, is a significant factor in the evaluation of these operations. Backlog at August 31, 2019 was approximately $370.5 million, compared to $326.4 million at August 31, 2018.

AMERICAS FABRICATION

Our Americas Fabrication segment consists of our steel fabrication facilities that bend, weld, cut and fabricate steel, primarily rebar, and produce steel fence posts; warehouses that sell or rent products for the installation of concrete; and facilities that heat-treat steel to strengthen and provide flexibility.

Steel Fabrication
Through our Americas Fabrication segment, we operate 67 facilities engaged in the various aspects of steel fabrication. Most of the facilities engage in general fabrication of reinforcing steel, with four facilities fabricating only steel fence posts. We obtain steel for these facilities from our mills and third-party vendors.

We conduct steel fabrication activities at 12 locations in Texas, seven locations in California, five locations in Florida, four locations in Georgia, three locations in each of Illinois, Missouri, North Carolina, Oklahoma, Tennessee, and Virginia, two locations in each of Arizona, Colorado, Louisiana, New Jersey, South Carolina, and Utah, and one location in each of Alabama, Connecticut, Hawaii, Kentucky, Nevada, New Mexico, Ohio, Pennsylvania, and Washington. These locations consist of 787 acres of land owned by the Company and 66 acres of land leased from third-parties.

Fabricated steel products are used primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams. Generally, we sell fabricated steel in response to a competitive bid solicitation from a construction contractor or a project owner. Typically, the contractor or project owner does not negotiate with the bidders individually. We also provide installation services in certain markets.

Backlog in our steel fabrication operations was approximately $1.1 billion at August 31, 2019, compared to $679.3 million at August 31, 2018. The backlog at August 31, 2019 included $272.3 million related to the Acquired Businesses.

Construction Services
Our Construction Services business unit sells and rents construction-related products and equipment to concrete installers and other businesses in the construction industry. We have 17 locations in Texas, five in Louisiana and one in Oklahoma where we store, sell and rent these construction-related products, which, with the exception of a small portion of steel products, are purchased from third-party suppliers.

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

INTERNATIONAL MILL

Our International Mill segment is comprised of an EAF mini mill, recycling and fabrication operations located in Poland. Our subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), operates the EAF mini mill in Zawiercie, Poland. Our Poland EAF mini mill operates equipment similar to the equipment operated by our U.S. EAF mini mills. This segment's operations are conducted through: two rolling mills that produce primarily rebar and high-quality merchant products; a specialty rod finishing mill; 12 scrap processing facilities, which includes a large capacity scrap metal shredding facility similar to the largest shredder we operate in the U.S.; and four steel fabrication facilities primarily for rebar and wire mesh. These properties consist of 647 acres of land owned by the Company and 6 acres of land leased from third-parties.
Our Poland mini mill operates a flexible rolling mill designed to allow efficient and flexible production of a range of medium section merchant bar products. This rolling mill complements the facility's other rolling mill dedicated primarily to rebar production. Either rolling mill can feed an alternative finishing end designed to produce high grade wire rod.
Our Poland mini mill is a significant manufacturer of rebar, merchant bar and wire rod in Eastern Europe, selling primarily to fabricators, manufacturers, distributors and construction companies. The majority of sales are to customers within Poland. However, the Poland mini mill also exports to the Czech Republic, Germany, Hungary, Slovakia and other countries. Ferrous metal, the principal raw material used by our Poland mini mill, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they can be subject to significant price fluctuations.
Our fabrication operations in Poland have expanded downstream captive uses for a portion of the rebar and wire rod manufactured at the Poland mini mill. We conduct rebar fabrication activities in Zawiercie, Żyrardów and Rzeszów, Poland. These three rebar fabrication facilities are similar to those operated by our U.S. fabrication facilities and sell fabricated rebar primarily to contractors for incorporation into construction projects. In addition to fabricated rebar, these facilities sell fabricated mesh, assembled rebar cages and other value added rebar products.

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

Our Poland mini mill generally fills orders for stock products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in the evaluation of this operation. Backlog in our Poland fabrication operations was approximately $33.9 million at August 31, 2019 compared to $53.5 million at August 31, 2018.

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

Our Americas Mills segment competes with regional, national and international manufacturers of steel. We produce a significant percentage of the total domestic output of rebar and merchant bar, and believe we are the largest manufacturer of rebar in the U.S. We do not produce a significant percentage of the total U.S. output of our other products. We compete primarily on the services we provide to our customers and on the price and quality of our products. See "Risk Factors — Risks Related to Our Industry" below.

Our Americas Fabrication segment competes with local, regional and national suppliers. We believe that we are among the largest fabricators of rebar in the U.S. We also believe that we are the largest manufacturer of steel fence posts in the U.S. We compete primarily on price, although we also compete based on the value-added services we provide to our customers, our speed of delivery, ability to service large projects and technical capability.

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

Occasionally, we may be required to clean up or take remedial action with regard to sites we operate or formerly operated. We may also be required to pay for a portion of the cleanup or remediation cost at sites we never owned or at sites which we never operated, if we are found to have arranged for treatment or disposal of hazardous substances on the sites. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and analogous state statutes, we could be responsible for both the costs of cleanup as well as for associated natural resource damages. The U.S. Environmental Protection Agency ("EPA"), or equivalent state agency, has named us as a potentially responsible party ("PRP") at several federal Superfund sites or similar state sites. In some cases, these agencies allege that we are one of many PRPs responsible for the cleanup of a site because we sold scrap metals to, or otherwise disposed of materials at, the site. With respect to the sale of scrap metals, we contend that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that we do not control should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under federal law. In 1999, the Superfund Recycling Equity Act was signed into law which, subject to the satisfaction of certain conditions, provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under federal law. Despite Congress' clarification of the intent of the federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials, and we continue to support clarification of state laws and regulations consistent with Congress' action.

New federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2019, we incurred environmental costs including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of $42.5 million. In addition, we spent approximately $4.1 million on capital expenditures for environmental projects in 2019. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2020 to be approximately $5.7 million.

EMPLOYEES

As of August 31, 2019, the Company employed the following numbers of employees in each reportable segment and Corporate:

Segment	Number of Employees
Americas Recycling	1,313
Americas Mills	2,982
Americas Fabrication	4,746
International Mill	2,114
Corporate & Other	369
Total	11,524

Certain of our employees belong to unions for collective bargaining purposes, including (i) employees at one metal processing facility in our Americas Recycling segment, (ii) employees at one facility in our Americas Mills segment, (iii) employees at ten fabrication facilities in our Americas Fabrication segment, and (iv) approximately 36% of the employees in our International Mill segment. We believe that our labor relations are generally good to excellent and that our work force is highly motivated.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors typically elects officers at its first meeting after our annual meeting of stockholders. Our executive officers continue to serve for terms set from time to time by our Board of Directors in its discretion. The table below sets forth the name, current position and offices, age and period served for each of our executive officers as of October 23, 2019.

			EXECUTIVE
NAME	CURRENT POSITION & OFFICES	AGE	OFFICER SINCE
Barbara R. Smith	Chairman of the Board, President and Chief Executive Officer	60	2011
Adam R. Hickey	Vice President and Chief Accounting Officer	44	2012
Paul K. Kirkpatrick	Vice President, General Counsel and Corporate Secretary	48	2013
Paul J. Lawrence	Vice President and Chief Financial Officer	49	2016
Tracy L. Porter	Executive Vice President and Chief Operating Officer	62	2010

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

Paul J. Lawrence joined the Company in February 2016 as Vice President of Finance. He was appointed Vice President of Finance and Treasurer in September 2016; Treasurer, Vice President of Financial Planning and Analysis in January 2017; Vice President of Finance in June 2018; and Vice President and Chief Financial Officer in September 2019. Prior to joining the Company, Mr. Lawrence served as North American Information Technology Leader of Gerdau Long Steel North America, a U.S. steel producer, from 2014 to 2016, and from 2010 to 2014, he served as Gerdau Template Deployment Leader at Gerdau Long Steel North America.  From 2003 to 2010, Mr. Lawrence held a variety of financial roles at Gerdau Ameristeel Corporation, including Assistant Vice President and Corporate Controller, and Deputy Corporate Controller.  From 1998 to 2002, Mr. Lawrence held several financial positions with Co-Steel Inc., which was acquired by Gerdau SA.

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

Economic downturns in the U.S. and Central Europe, or decisions by governments that have an impact on the level and pace of overall economic activity in one of these regions, could adversely affect demand for our products and, consequently, our sales and profitability. As a result, our financial results are substantially dependent upon the overall economic conditions in these areas.

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

Excess capacity and over-production by foreign producers in our industry as well as the startup of new steel-making capacity in the U.S. could result in lower domestic prices, which would adversely affect our sales, margins and profitability.

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

On March 8, 2018, President Trump signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite period of time under Section 232 of the Trade Expansion Act of 1962 ("Section 232"). The tariff is imposed on all steel imports with the exception of steel imports originating from Argentina, Australia, Brazil, Canada, Mexico and South Korea, and the administration is considering exemption requests from other countries. When this or other tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

The adverse effects of excess capacity and over-production by foreign producers could be exacerbated by the startup of new steel-making capacity in the U.S., which is scheduled to enter production in the next couple years. Any of these adverse effects could have a material adverse effect on our business, results of operations and financial condition.

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

New facilities that we may build, especially steel mills, are required to obtain several environmental permits before significant construction or commencement of operations. Delays in obtaining permits or unanticipated conditions in such permits could delay the project or increase construction costs or operating expenses. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our EAF mills generate electric arc furnace dust ("EAF dust"), which the EPA and other regulatory authorities classify as hazardous waste. EAF dust and other industrial waste and hazardous waste require special handling, recycling or disposal.

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

The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas ("GHG") emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and GHG emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, as a result of these regulatory initiatives, we may see an increase in costs relating to our assets that emit significant amounts of GHGs. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition, but such effect could be materially adverse to our business, results of operations and financial condition.

Physical impacts of climate change could have a material adverse effect on our costs and operations.

There has been public discussion that climate change may be associated with rising sea levels as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. Many of our facilities are located near coastal areas or waterways where rising sea levels or flooding could disrupt our operations or adversely impact our facilities. Furthermore, periods of extended inclement weather or associated flooding may inhibit construction activity utilizing our products, delay or hinder shipments of our products to customers or reduce scrap metal inflows to our recycling facilities. Any such events could have a material adverse effect on our costs or results of operations.

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

Where appropriate, we have and will in the future pursue litigation to recover our damages resulting from customer contract defaults and bankruptcy filings. We use credit assessments in the U.S. and credit insurance in Poland to mitigate the risk of customer insolvency. However, a large number of our customers defaulting on existing contractual obligations to purchase our products could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to realize the anticipated benefits of the acquisition of the Acquired Businesses (the "Acquisition") will depend, to a large extent, on our ability to integrate the Acquired Businesses, which is a complex, costly and time consuming process. Because the Acquired Businesses were carved-out from a larger enterprise, integrating the Acquired Businesses will be inherently more difficult than if they were a standalone business. As a result, we must devote significant management attention and resources to integrate our business practices and operations with those of the Acquired Businesses. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of all of the expected benefits of the Acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Acquired Businesses could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

In addition, the integration of the Acquired Businesses may result in material, unanticipated problems, expenses, liabilities, competitive responses and loss of customers and other business relationships. Additional integration challenges include:

•	diversion of management's attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the Acquisition;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in retaining key personnel;

•	the impact of known and unknown liabilities that we may inherit from the Acquired Businesses; and

•	coordinating a geographically dispersed organization.

Many of these factors are outside of our control, and any one of them could result in increased costs, lower than expected revenues and diversion of management's time and energy, which could adversely affect our business, financial condition and results of operations and result in us becoming subject to litigation.

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

New and clarifying guidance with regard to interpretation of certain provisions of the Tax Cuts and Jobs Act may adversely affect our business, results of operations, financial condition and cash flow.

On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), following its passage by the United States Congress, which significantly changed the U.S. corporate income tax system. The TCJA requires complex computations to be performed, which require significant judgments, estimates and calculations to be made in interpreting its provisions. The U.S. Department of Treasury continues to release new and clarifying guidance on certain provisions of the TCJA, which the Company evaluates during the period of enactment. This new guidance could require us to make adjustments to amounts we have previously recorded, which may adversely impact our results of operations and financial condition.

Goodwill impairment charges in the future could have a material adverse effect on our business, results of operations and financial condition.

We review the recoverability of goodwill annually, as of the first day of our fourth quarter, and whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable.

The impairment tests require us to make an estimate of the fair value of our reporting units. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) our cost of capital; (iii) higher material prices; (iv) slower growth rates in our industry; and (v) changes in the market based discount rates. Since a number of factors may influence determinations of fair value of goodwill, we are unable to predict whether impairments of goodwill will occur in the future, and there can be no assurance that continued conditions will not result in future impairments of goodwill. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or the general business climate; (vi) an adverse action or assessment by a regulator; (vii) a significant downturn in non-residential construction markets in the U.S.; and (viii) levels of imported steel into the U.S. Any such impairment would result in us recognizing a non-cash charge in our consolidated statements of earnings, which could adversely affect our business, results of operations and financial condition.

Impairment of long-lived assets in the future could have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of property, plant and equipment and finite-lived intangible assets that may be subject to impairment testing. Long-lived assets are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the net carrying value of the asset or group of assets exceeds our estimate of future undiscounted cash flows of the operations related to the asset, the excess of the net book value over estimated fair value is charged to impairment loss in the consolidated statements of earnings. The primary factors that affect estimates of future cash flows for these long-lived asset groups are (i) management's raw material price outlook; (ii) market demand; (iii) working capital changes; (iv) capital expenditures; and (v) selling, general and administrative expenses. There can be no assurance that continued market conditions, demand for our products, or facility utilization levels or other factors will not result in future impairment charges.

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
During the first quarter of 2015, we announced that our Board of Directors had authorized the Company to repurchase up to $100.0 million of shares of our common stock. The stock markets in general have experienced substantial price and trading fluctuations, which have resulted in volatility in the market prices of securities that often are unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our common stock. Price volatility over a given period may also cause the average price at which we repurchase our own common stock to exceed the stock's price at a given point in time. In addition, significant changes in the trading price of our common stock and our ability to access capital on terms favorable to us could impact our ability to repurchase shares of our common stock. The timing and amount of any repurchases will be determined by the Company's management based on its evaluation of market conditions, capital allocation alternatives and other factors beyond our control. Our share repurchase program may be modified, suspended, extended or terminated by the Company at any time and without notice.

Operating internationally carries risks and uncertainties which could adversely affect our business, results of operations and financial condition.

We have significant facilities in Poland. Our Polish operations generated approximately 14% of our 2019 net sales. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk and operating risks discussed above, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our principal properties as of August 31, 2019. These properties are owned by us and not subject to any significant encumbrances, or are leased by us. We consider all properties to be appropriately utilized, suitable and adequate to meet the requirements of our present and foreseeable future operations. Refer to Part I, Item 1, Business, included in this Annual Report for a discussion of the nature of our operations.

Segment and Operation	Location	Approximate Building Square Footage	Capacity (Millions of Tons)**
Americas Recycling	*	1,380,000	3.8

Americas Mills			5.8
Steel Mini Mill	Birmingham, Alabama	580,000
Steel Mini Mill	Rancho Cucamonga, California	260,000
Steel Mini Mill	Jacksonville, Florida	460,000
Steel Mini Mill	Sayreville, New Jersey	380,000
Steel Mini Mill	Cayce, South Carolina	760,000
Steel Mini Mill	Knoxville, Tennessee	460,000
Steel Mini Mill	Seguin, Texas	870,000
Steel Micro Mill	Mesa, Arizona	320,000
Steel Micro Mill	Durant, Oklahoma	290,000
Steel Rerolling Mill	Magnolia, Arkansas	280,000
Recycling	*	210,000

Americas Fabrication	*	4,150,000	2.5

International Mill			2.2
Steel Mini Mill	Zawiercie, Poland	2,880,000
Fabrication	Four locations in Poland	250,000
Recycling	Twelve locations in Poland	190,000
_________________
* Refer to Part I, Item 1, Business, included in this Annual Report for a description of each location by state. The individual locations within Americas Recycling and Americas Fabrication segments, and the recycling yards associated with the Americas Mills segment, are not individually material.
** Refer to Part I, Item 1, Business, included in this Annual Report for a discussion of the calculation of capacity for our mill-related segments.

We lease the 132,395 square foot office space occupied by our corporate headquarters in Irving, Texas.

We lease certain facilities as described in Part I, Item 1, Business. These leases expire on various dates over the next six years, with the exception of the leases related to the International Mill. Several of the leases have renewal options. We have generally been able to renew leases prior to their expiration. We estimate our minimum annual rental obligation for our real estate operating leases in effect at August 31, 2019, to be paid during 2020, to be approximately $13.4 million.

ITEM 3. LEGAL PROCEEDINGS

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

We are the subject of civil actions, or have received notices from the EPA or state agencies with similar responsibility, that we and numerous other parties are considered a PRP and may be obligated under CERCLA, or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at eleven locations. The actions and notices refer to the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, the Industrial Salvage site in Corpus Christi, Texas, Chemetco site in Hartford, Illinois and the Ward Transformer site in Raleigh, North Carolina. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this Annual Report, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, STOCKHOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange under the symbol CMC. The number of stockholders of record of CMC common stock at October 22, 2019 was 117,934,611.

We have paid quarterly cash dividends for 220 consecutive quarters. We paid quarterly dividends in 2019 and 2018 at the rate of $0.12 per share of CMC common stock. While the Company’s Board of Directors currently intends to continue regular quarterly cash dividend payments, the Board of Directors’ determination with respect to any future dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant at the time of such determination. Based on its evaluation of these factors, the Board of Directors may determine not to declare a dividend, or declare dividends at rates that are less than currently anticipated.

STOCK PERFORMANCE GRAPH

The graph below compares Commercial Metals Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the Standard & Poor's Steel Industry Group Index (the "S&P Steel"). The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from August 31, 2014 to August 31, 2019.

	8/31/14	8/31/15	8/31/16	8/31/17	8/31/18	8/31/19
Commercial Metals Company	$100.00	$93.73	$95.63	$119.37	$139.66	$104.07
S&P 500	100.00	100.48	113.09	131.45	157.30	161.89
S&P Steel	100.00	79.73	92.53	107.93	125.52	101.15

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended August 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data derived from our audited financial statements for each of the five years in the period ended August 31, 2019. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II, Item 7 of this Annual Report and the consolidated financial statements and the accompanying notes set forth in Part II, Item 8 of this Annual Report.

	Year Ended August 31,
(in thousands, except per share data)	2019**	2018	2017	2016	2015
Net sales*	$5,829,002	$4,643,723	$3,844,069	$3,596,068	$4,452,026
Earnings from continuing operations	198,779	135,237	50,175	62,001	58,583
Basic earnings per share from continuing operations	1.69	1.16	0.43	0.54	0.50
Diluted earnings per share from continuing operations	1.67	1.14	0.43	0.53	0.50
Cash dividends per share	0.48	0.48	0.48	0.48	0.48
Capital expenditures	138,836	174,655	213,120	163,332	119,580

	Year Ended August 31,
	2019**	2018	2017	2016	2015
Total assets	$3,758,771	$3,328,304	$2,975,131	$3,130,869	$3,439,951
Long-term debt (includes current maturities)	1,244,653	1,158,365	824,762	1,071,417	1,282,355
Stockholders' equity	1,623,861	1,493,397	1,400,757	1,367,272	1,381,225
_________________________
* Excludes divisions classified as discontinued operations. For additional information on discontinued operations, see Note 4, Changes in Business, to the consolidated financial statements included in this Annual Report.
** 2019 results include 10 months of the Acquired Businesses' results and assets acquired as part of the Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies provided by our recent acquisitions, demand for our products, steel margins, the ability to operate our mills at full capacity, future supplies of raw materials and energy for our operations, share repurchases, legal proceedings, the undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the effects of the Acquisition and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

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

•	excess capacity in our industry, particularly in China, and product availability from competing steel mills and other steel suppliers including import quantities and pricing;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and GHG emissions;

•	involvement in various environmental matters that may result in fines, penalties or judgments;

•	potential limitations in our or our customers' abilities to access credit and non-compliance by our customers with our contracts;

•	activity in repurchasing shares of our common stock under our repurchase program;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	our ability to successfully identify, consummate, and integrate acquisitions and the effects that acquisitions may have on our financial leverage;

•
risks associated with acquisitions generally, such as the inability to obtain, or delays in obtaining, required approvals under applicable antitrust legislation and other regulatory and third-party consents and approvals;

•	failure to retain key management and employees of the Acquired Businesses;

•
issues or delays in the successful integration of the Acquired Businesses’ operations, systems and personnel with those of the Company, including the inability to substantially increase utilization of the Acquired Businesses' steel mini mills, and incurring or experiencing unanticipated costs and/or delays or difficulties;

•	unfavorable reaction to the Acquisition by customers, competitors, suppliers and employees;

•	lower than expected future levels of revenues and higher than expected future costs;

•	failure or inability to implement growth strategies in a timely manner;

•	impact of goodwill impairment charges;

•	impact of long-lived asset impairment charges;

•	currency fluctuations;

•	global factors, including political uncertainties and military conflicts;

•	availability and pricing of electricity, electrodes and natural gas for mill operations;

•	ability to hire and retain key executives and other employees;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	information technology interruptions and breaches in security;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials and other items over which we exert little influence, including scrap metal, energy and insurance;

•	unexpected equipment failures;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	new and clarifying guidance with regard to interpretation of certain provisions of the TCJA that could impact our assessment; and

•	increased costs related to health care reform legislation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report.

OVERVIEW

As a vertically integrated organization, we manufacture, recycle and market steel and metal products, related materials and services through a network including eight EAF mini mills, two EAF micro mills, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses, and metal recycling facilities in the U.S. and Poland. Our operations are conducted through four reportable segments: Americas Recycling, Americas Mills, Americas Fabrication and International Mill. See Part I, Item 1, Business, for further information regarding our business and segments.

RESULTS OF OPERATIONS SUMMARY

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations. The discussion summarizing the significant factors affecting the results of operations and financial condition of CMC in 2018 compared to 2017 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for 2018, which was filed with the SEC on October 25, 2018. Any changes to the 2018 and 2017 statements of cash flows in this Annual Report from the version previously reported are due to the adoption of ASU 2016-15 as described in Liquidity and Capital Resources below.

	Year Ended August 31,
(in thousands except per share data)	2019	2018	2017
Net sales	$5,829,002	$4,643,723	$3,844,069
Earnings	198,779	135,237	50,175
Diluted earnings per share	1.67	1.14	0.43

Fiscal Year 2019 Compared to Fiscal Year 2018

Net sales for 2019 increased $1.2 billion, or 26%, compared to 2018 due to the successful execution of our growth strategy and strength in our core markets. The Acquisition, which was completed in the first quarter of 2019, contributed net sales of $1.4 billion in 2019. See Note 3, Acquisition, which is contained in Part II, Item 8 of this Annual Report, for further information related to the Acquisition. Net sales in our Americas Mills and Americas Fabrication segments increased in 2019, as compared to the same periods in 2018, primarily due to the Acquired Businesses and an increase in year-over-year average selling prices. Average selling prices and volumes were down in 2019, as compared to 2018, in our Americas Recycling and International Mill segments, leading to year-over-year reductions in net sales in both segments.

Earnings from continuing operations for 2019 increased by $63.5 million, or 47%, compared to 2018. The increase in earnings was primarily due to the Acquired Businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations in 2019 increased $61.8 million compared to 2018, due to $51.0 million of costs associated with the Acquisition and with the expenses related to the operation of the Acquired Businesses.

Interest Expense

Interest expense in 2019 increased $30.4 million compared to 2018. The increase was primarily the result of financing activities in connection with the Acquisition, including issuance of the 2026 Notes and a draw under the 2018 Term Loan (both defined in Note 10, Credit Arrangements), which increased interest expense by $19.8 million in 2019 as compared to 2018. Also contributing to the increase was a year-over-year reduction in capitalized interest of $6.9 million in 2019 compared to 2018.

Income Taxes

Our effective income tax rate from continuing operations for 2019 was 26.0% compared to 18.2% for 2018. Our effective tax rate for 2019 included non-recurring expense of approximately $7.4 million related to the final measurement of our U.S. federal tax expense associated with repatriation tax provisions of the TCJA. Excluding the impacts of the TCJA, the year-over-year increase was primarily due to certain tax benefits recorded during 2018 which did not recur during 2019. See Note 14, Income Tax, for further discussion of our effective tax rate.

SEGMENTS

All amounts are computed and presented in a manner that is consistent with the basis in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 21, Business Segments, for further information on how we evaluate financial performance of our segments.

Fiscal Year 2019 Compared to Fiscal Year 2018

Americas Recycling

	Year Ended August 31,
(in thousands)	2019	2018
Net sales	$1,146,546	$1,365,429
Adjusted EBITDA	42,124	68,694

Average selling price (per ton)
Ferrous	$252	$289
Nonferrous	2,006	2,238

Tons shipped (in thousands)
Ferrous	2,305	2,435
Nonferrous	243	263
Total	2,548	2,698

Net sales in 2019 decreased $218.9 million, or 16%, compared to 2018. For the year ended August 31, 2019, approximately 65% of the year-over-year decrease in net sales was due to declining ferrous and nonferrous prices and 33% was due to decreased volumes. Ferrous and nonferrous average selling prices have declined 13% and 10%, respectively, compared to 2018, and ferrous and nonferrous tons shipped decreased 5% and 8%, respectively, over the same time period.

Adjusted EBITDA in 2019 decreased $26.6 million compared to 2018 primarily due to the declining price environment, which compressed margins and constrained scrap flows in 2019. Conversion costs increased approximately 14% per ton in 2019 due to decreased production levels. Adjusted EBITDA included non-cash stock compensation expense of $1.4 million and $1.3 million, in 2019 and 2018, respectively.

Americas Mills

	Year Ended August 31,
(in thousands)	2019	2018
Net sales	$3,068,274	$1,996,903
Adjusted EBITDA	545,215	301,805

Average price (per ton)
Total selling price	$666	$612
Cost of ferrous scrap utilized	284	303
Metal margin	382	309

Tons (in thousands)
Melted	4,357	2,922
Rolled	4,134	2,673
Shipped	4,394	3,013

Net sales in 2019 increased $1.1 billion, or 54%, compared to 2018. The increase in net sales for 2019 was driven by a 1.4 million ton increase in tons shipped, primarily due to shipments by the Acquired Businesses. Also contributing to increased net sales were increased average selling prices of $54 per ton in 2019 compared to 2018, as the Section 232 trade actions recently implemented in the U.S., aimed at unfairly priced steel imports, have favorably impacted the pricing environment.

Adjusted EBITDA in 2019 increased $243.4 million compared to 2018. This increase was due, in part, to the Acquired Businesses, which contributed $58.1 million to Adjusted EBITDA in 2019, coupled with a 24% increase in metal margin. Partially offsetting margin expansion were increases in conversion costs of approximately $41 per ton excluding the increase related to the Acquired Businesses, due to increased electrode prices and repairs and maintenance expenses compared to 2018. Adjusted EBITDA included non-cash stock compensation expense of $5.6 million and $5.2 million, in 2019 and 2018, respectively.

Americas Fabrication

	Year Ended August 31,
(in thousands)	2019	2018
Net sales	$2,223,379	$1,427,882
Adjusted EBITDA	(123,014)	(39,394)

Average selling price (excluding stock and buyout sales) (per ton)
Rebar and other	$905	$800

Tons shipped (in thousands)
Rebar and other	1,632	1,114

Net sales in 2019 increased $795.5 million, or 56%, compared to 2018. The increase in net sales was driven by increases in tons shipped of 518 thousand due to shipments by the Acquired Businesses during 2019 and by increases in average selling prices of $105 per ton compared to 2018. Net sales for 2019 included amortization benefit of $74.8 million related to the unfavorable contract backlog of the Acquired Businesses.

Americas Fabrication reported an adjusted EBITDA loss of $123.0 million for 2019, compared to an adjusted EBITDA loss of $39.4 million for 2018. The primary driver for the year-over-year increase in adjusted EBITDA loss was the additional volume and adjusted EBITDA loss associated with the Acquired Businesses and compression in metal margins, as average selling prices have not increased as much as input prices. As the majority of our rebar fabrication projects in this segment are fixed price, there is a lag between current market prices and average selling prices of material we ship as we work through the project backlog. The implementation of Section 232 trade actions resulted in increased input prices in the current market, while the rebar fabrication projects included in our backlog are fixed at lower prices. However, the historical CMC locations produced break-even results in the fourth quarter for the first time in 2019, and the contract backlog associated with the Acquired Businesses is expected to turn profitable in 2020. Rebar bidding activity remains strong and selling prices in the fourth quarter of 2019 were 14% higher than selling prices in the fourth quarter of 2018. The adjusted EBITDA loss does not include the $74.8 million benefit of the purchase accounting adjustment related to the amortization of the unfavorable contract backlog reserve. Additionally, the adjusted EBITDA loss includes $4.2 million of costs related to the closure of certain fabrication locations in 2019. Adjusted EBITDA also included non-cash stock compensation expense of $2.4 million and $2.2 million in 2019 and 2018, respectively.

International Mill

	Year Ended August 31,
(in thousands)	2019	2018
Net sales	$817,048	$887,038
Adjusted EBITDA	100,102	131,720

Average price (per ton)
Total sales	$528	$560
Cost of ferrous scrap utilized	288	314
Metal margin	240	246

Tons (in thousands)
Melted	1,488	1,542
Rolled	1,261	1,317
Shipped	1,460	1,500

Net sales in 2019 decreased $70.0 million, or 8%, compared to 2018. The decrease in net sales was primarily related to an unfavorable foreign currency exchange rate impact of $53.9 million due to the increase in the average value of the U.S. dollar relative to the Polish zloty in 2019, as compared to 2018. Excluding the foreign exchange impact, net sales decreased by approximately 2% on a year-over-year basis due to a high volume of steel imports into the European Union which has driven prices down.

Adjusted EBITDA in 2019 decreased $31.6 million compared to 2018, primarily driven by a $6 per ton, or 2%, decrease in average metal margin and a $7 per ton, or 4%, increase in conversion costs. Adjusted EBITDA for 2019 included an unfavorable foreign currency exchange rate impact of approximately $6.4 million in 2019, as compared to 2018. Adjusted EBITDA included non-cash stock compensation expense of $1.2 million and $1.4 million, in 2019 and 2018, respectively.

Corporate and Other

	Year Ended August 31,
(in thousands)	2019	2018
Adjusted EBITDA	$(140,342)	$(110,604)

Corporate and Other adjusted EBITDA loss in 2019 increased by $29.7 million compared to 2018. The increase in adjusted EBITDA loss in 2019 was driven by a $10.2 million decrease in other revenue primarily as a result of a decrease in gains on Benefit Restoration Plan ("BRP") assets year-over-year and a $12.2 million increase in acquisition and integration-related costs.

Discontinued Operations

See Note 4, Changes in Business, which is contained in Part II, Item 8 of this Annual Report, for information regarding discontinued operations.

FISCAL 2019 LIQUIDITY AND CAPITAL RESOURCES

While we believe the lending institutions participating in our credit arrangements are financially capable, the banking industry and capital markets periodically experience volatility that may limit our ability to raise capital. Additionally, changes to our credit rating by any rating agency may impact our ability to raise capital and manage our financing costs.

The table below reflects our sources, facilities and availability of liquidity as of August 31, 2019:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$192,461	$192,461
Notes due from 2023 to 2027	980,000	*
Revolving credit facility	350,000	346,971
U.S. accounts receivables facility	200,000	149,809
Term Loan	210,125	—
Poland accounts receivables facility	55,204	46,257
Poland credit facilities	69,005	67,935
Other, including equipment notes	60,867	*
_________________________________
* We believe we have access to additional financing and refinancing, if needed.

See Note 10, Credit Arrangements, which is contained in Part II, Item 8 of this Annual Report, for additional information.

Sources of Liquidity and Capital Resources

We expect cash on hand and cash generated from operations to be sufficient to meet all interest and principal payments due within the next twelve months.

Historically, our U.S. operations have generated the majority of our cash, which has been used to fund the needs of our U.S. operations. Additionally, as of August 31, 2019, we had access to a $350.0 million revolving credit facility as well as availability under our accounts receivable facility, as described in Note 10, Credit Arrangements.

Our foreign operations generated approximately 14% of our net sales in 2019. At August 31, 2019, cash and cash equivalents of $8.9 million were held by our non-U.S. subsidiaries.

We regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances as soon as we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 13% of total receivables at August 31, 2019.

Stock Repurchase Program

During the first quarter of 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of outstanding common stock. As of August 31, 2019, $27.6 million of our common stock was available to be purchased under this program. We intend to repurchase shares from time to time for cash in the open market or privately negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, will be determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our common stock and may be modified, suspended, extended or terminated at any time without prior notice. We did not purchase any shares of common stock during 2019 or 2018.

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

Fiscal 2019 Compared to Fiscal 2018

Operating Activities
With the adoption of Accounting Standards Update ("ASU") 2016-15 effective September 1, 2018, cash receipts related to the collection of the deferred purchase price ("DPP") from our accounts receivable programs in the U.S. and Poland (the "Programs"), previously recorded as cash flows from operating activities, were recorded as cash flows from investing activities in the statement of cash flows for all periods presented. Upon adoption of this ASU, coupled with amendments made to the Programs as discussed in Note 7, Accounts Receivable Programs, cash collections for the year ended August 31, 2019 related to our $367.5 million outstanding DPP balance at August 31, 2018 were reflected as cash flows from investing activities. As a result of the amendments to the Programs, excluding collections related to the outstanding DPP balance at August 31, 2018, cash collections of trade receivables under the Programs are classified as operating activities, and cash advances, including repayment of such advances, are classified as financing activities.

Net cash flows from operating activities increased by $470.9 million during 2019 compared to 2018. Working capital generated $48.7 million net cash inflows in 2019 compared to $89.6 million of net cash outflows in 2018. This was primarily due to $89.7 million of cash inflows related to inventories in 2019, excluding the inventory purchased as part of the Acquisition which is reflected in Investing Activities below, compared to $43.2 million of cash outflows in 2018, due to decreases in the scrap pricing environment and inventory levels at August 31, 2019. The reclassifications of the cash collections of the DPP from the Programs due to the adoption of ASU 2016-15 described above also contributed to the increase as the beneficial interest in securitized accounts receivable decreased $302.9 million year-over year. For continuing operations, operating working capital days increased one day on a year-over-year basis.

Investing Activities
Net cash flows used by investing activities increased by $984.0 million during 2019 compared to 2018. The year-over-year increase in cash used by investing activities was primarily due to the $700.9 million cash outflows related to the Acquisition, as described in Note 3, Acquisition. Also contributing to the net increase in cash flows used by investing activities, the adoption of ASU 2016-15, and subsequent amendment to the Programs, resulted in a $302.9 million decrease in cash inflows related to the cash collections of the DPP from the Programs. These increases in cash flows used by investing activities were partially offset by a $35.8 million decrease in cash outflows related to capital expenditures in 2019 compared to 2018.

We estimate that our 2020 capital budget will range between $150 million and $200 million. We regularly assess our capital spending and reevaluate our requirements based on current and expected results.

Financing Activities
Net cash flows used by financing activities increased $272.7 million during 2019 compared to 2018. In 2019, we borrowed $180.0 million of long-term debt to fund the Acquisition and repaid $127.7 million, compared to 2018 when we borrowed $350.0 million in long-term debt and repaid $20.0 million. See Note 10, Credit Arrangements, for additional information regarding long-term debt transactions occurring during 2019 and 2018. We regularly evaluate the use of our cash in efforts to maximize total shareholder return, including debt repayment, capital expenditures, strategic growth, share repurchases and dividends.

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

Contractual Obligations

The following table represents our contractual obligations as of August 31, 2019:

	Payments Due By Period*
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$1,254,921	$17,439	$229,876	$344,981	$662,625
Interest	365,908	62,387	122,700	90,327	90,494
Operating leases(2)	124,817	34,511	49,457	27,911	12,938
Purchase obligations(3)	373,058	308,175	50,659	10,594	3,630
U.S. federal repatriation tax liability	25,493	2,217	4,434	6,373	12,469
Total contractual cash obligations	$2,144,197	$424,729	$457,126	$480,186	$782,156
__________________________________
* We have not discounted the cash obligations in this table.

(1)	Total amounts are included in the August 31, 2019 consolidated balance sheet. See Note 10, Credit Arrangements, for more information regarding scheduled maturities of our long-term debt.

(2)
Includes minimum lease payment obligations for noncancelable equipment and real estate leases in effect as of August 31, 2019. See Note 19, Commitments and Contingencies, for more information regarding minimum lease commitments payable for noncancelable operating leases.

(3)
Approximately 41% of these purchase obligations are for inventory items to be sold in the normal course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts.

We provide certain eligible employees benefits pursuant to our nonqualified BRP equal to amounts that would have been available under our tax qualified plans under ERISA, but for limitations of ERISA, tax laws and regulations. We did not include estimated payments related to the BRP in the above contractual obligation table. Refer to Note 16, Employees' Retirement Plans, for more information on the BRP.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At August 31, 2019, we had committed $28.0 million under these arrangements, of which $3.0 million reduced availability under the Credit Agreement (as defined in Note 10, Credit Arrangements, which is contained in Part II, Item 8 of this Annual Report).

Off-Balance Sheet Arrangements

As described in Note 10, Credit Arrangements, we have trade accounts receivable programs in both the U.S. and Poland. As of September 1, 2018, the Programs were amended such that they no longer qualify for off-balance sheet treatment. For periods prior to September 1, 2018, we accounted for transfers of the trade accounts receivable as sales. Trade accounts receivable balances transferred were removed from the consolidated balance sheets, and cash advances received were reflected as cash provided by operating activities on our consolidated statements of cash flows. See Note 7, Accounts Receivable Programs, for more information.

CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 19, Commitments and Contingencies, which is contained in Part II, Item 8 of this Annual Report, for more information.

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

Solid and Hazardous Waste

We currently own or lease, and in the past we have owned or leased, properties that have been used in our operations. Although we have used operating and disposal practices that were standard in the industry at the time, wastes may have been disposed of or released on or under the properties or on or under locations where such wastes have been taken for disposal. We are currently involved in the investigation and remediation of several such properties. State and federal laws applicable to wastes and contaminated properties have gradually become stricter over time. Under new laws, we could be required to remediate properties impacted by previously disposed wastes. We have been named as a PRP at a number of contaminated sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. There is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of, or make changes to the exemptions upon which we rely for, the wastes that we generate. Any such change could result in an increase in our costs to manage and dispose of waste which could have a material adverse effect on our business, results of our operations and financial condition.

We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state and local statutes where we operate. These statutes, regulations and laws may limit our disposal options with respect to certain wastes.

Superfund

The EPA, or an equivalent state agency, has notified us that we are considered a PRP at several sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. We may be obligated under CERCLA, or similar state statutes, to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities and pay costs for associated damages to natural resources. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, we had $0.7 million accrued as of August 31, 2019 and 2018, in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for 2019, 2018 and 2017 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

Clean Water Act

The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes into waters of the U.S., a term broadly defined, or into publicly owned treatment works. These controls have become more stringent over time, and it is probable that additional restrictions will be imposed in the future. Permits must generally be obtained to discharge pollutants into federal waters or into publicly owned treatment works and comparable permits may be required at the state level. The CWA and many state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants. In addition, the EPA's regulations and comparable state statutes may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge or non-compliance with permit requirements, we may be liable for penalties, costs and injunctive relief.

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

We incurred environmental expenses of $42.5 million, $32.0 million and $29.9 million for 2019, 2018 and 2017, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, during 2019, we spent approximately $4.1 million in capital expenditures related to costs directly associated with environmental compliance. Our accrued environmental liabilities were $3.6 million and $4.0 million as of August 31, 2019 and 2018, respectively, of which $1.8 million and $1.9 million were classified as other long-term liabilities as of August 31, 2019 and 2018, respectively.

DIVIDENDS

We have paid quarterly cash dividends for 220 consecutive quarters. We paid quarterly dividends in 2019 and 2018 at the rate of $0.12 per share of CMC common stock.

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

Revenue Recognition and Allowance for Doubtful Accounts

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration received or expected to be received in exchange for those goods or services. The Company's performance obligations arise from (i) sales of steel products, ferrous and nonferrous scrap metals and construction materials and (ii) services such as steel fabrication and installation. The shipment of products to customers is considered a fulfillment activity and amounts billed to customers for shipping and freight are included in net sales, and the related costs are included in cost of goods sold. Net sales are presented net of taxes. In the Americas Mills, Americas Recycling, and International Mill segments, revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. In the Americas Fabrication segment, each contract represents a single performance obligation. Revenue is either recognized over time or equal to billing under an available practical expedient. For contracts where the Company provides fabricated product and installation services, revenue is recognized over time using an input method. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If estimated total consolidated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete, or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. See Note 6, Revenue Recognition, which is contained in Part II, Item 8 of this Annual Report, for further details.
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

Our effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws, and the amount of income tax provided for uncertain income tax positions. We establish income tax liabilities to reduce some or all of the income tax benefit of any of our income tax positions at the time we determine that the positions become uncertain based upon one of the following: (i) the tax position is not "more likely than not" to be sustained, (ii) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (iii) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. Our evaluation of whether or not a tax position is uncertain is based on the following: (i) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (ii) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (iii) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. We adjust these income tax liabilities when our judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.

The TCJA was signed into law in December 2017 and constitutes a major change to the U.S. tax system. The estimated impact of the law is based on management’s current interpretations of the TCJA and related assumptions. In future periods, our effective tax rate could be subject to additional uncertainty as a result of regulatory developments related to the TCJA.

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

Acquisitions

The Company accounts for business combinations under the acquisition method of accounting, which requires assets acquired and liabilities assumed to be recorded at their estimated fair value at the date of acquisition. The fair value is estimated by the Company using valuation techniques and Level 3 inputs, including expected future cash flows and discount rates. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions.

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

As of August 31, 2019 and 2018, one of our reporting units within our Americas Fabrication segment comprised $51.1 million of our total goodwill. At August 31, 2019, based on the results of our annual testing, the fair value of this reporting unit exceeded its carrying value by 29.3%. For all other reporting units, the excess of the fair value over carrying value of each reporting unit was substantial. The future occurrence of a potential indicator of impairment could include matters such as: a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or the general business climate, an adverse action or assessment by a regulator, a significant downturn in non-residential construction markets in the U.S., and elevated levels of imported steel into the U.S. In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated business, results of operations and financial condition.

For 2019, the annual goodwill impairment analysis did not result in any impairment charges. In 2018, we recorded a goodwill impairment charge of $0.5 million related to a reporting unit in our Americas Fabrication segment as a result of the sale of our structural steel fabrication assets.

See Note 9, Goodwill and Other Intangible Assets, which is contained in Part II, Item 8 of this Annual Report, for additional information.

Long-Lived Assets

We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to, a significant decrease in the market price of the asset, a significant adverse change in the extent or manner that the asset is used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of the asset, an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast of continuing losses associated with the use of the asset, and a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net book values are reduced to fair values. Our U.S. and international steel mills, fabrication and recycling businesses are capital intensive. Some of the estimated values for assets that we currently use in our operations are based upon judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's perspective on future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets' economical useful lives. To the extent that an asset's actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.

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

Other Accounting Policies and New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, which is contained in Part II, Item 8 of this Annual Report and is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Approach to Mitigating Market Risk

See Note 12, Derivatives and Risk Management, for disclosure regarding our approach to mitigating market risk and for summarized market risk information by year. Also, see Note 2, Summary of Significant Accounting Policies, for additional information. We utilized the following types of derivative instruments during 2019 in accordance with our risk management program. All of the instruments are highly liquid and were not entered into for trading purposes.

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

The following tables provide certain information regarding the foreign exchange forward contracts and commodity futures contracts discussed above.

Gross foreign currency exchange forward contract commitments as of August 31, 2019 were as follows:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			U.S. Equivalent (in thousands)
PLN	337,124	EUR	77,610	4.25	—	4.53	$88,281
PLN	16,300	USD	4,276	3.73	—	3.94	4,276
USD	1,562	EUR	1,360	1.11	—	1.20	1,562
							$94,119
 _________________
(1) Most foreign currency exchange forward contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

Commodity futures contract commitments as of August 31, 2019 were as follows:

Terminal Exchange	Metal	Long/ Short	# of Lots	Standard Lot Size	Total Weight	Range or Amount of Hedge Rates Per MT/lb. (1)			Total Contract Value at Inception (in thousands)
London Metal Exchange	Aluminum	Long	85	25 MT	2,125 MT	1,751.50	—	1,787.25	$3,777
New York Mercantile Exchange	Copper	Long	45	25,000 lbs.	1,125,000 lbs.	253.30	—	268.00	2,914
New York Mercantile Exchange	Copper	Short	543	25,000 lbs.	13,575,000 lbs.	253.95	—	280.25	35,910
									$42,601
_________________
MT = Metric ton
(1) All commodity futures contract commitments mature within one year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Metals Company
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2019, of the Company and our report dated October 23, 2019, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, management excluded from its assessment the internal control over financial reporting at the Acquired Businesses, which were acquired on November 5, 2018, and which constitute 24% of total assets and 24% of net sales of the consolidated financial statement amounts as of and for the year ended August 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Businesses.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
October 23, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Metals Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended August 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 23, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Revenue from Contracts with Customers in the
Americas Fabrication Segment - Refer to Notes 2 and 6 to the Financial Statements

Critical Audit Matter Description

The Company has certain contracts with customers in its Americas Fabrication reporting segment for delivering fabricated steel products, which may also include providing installation services. Each contract represents a single performance obligation and revenue is recognized over time as fabricated steel products are delivered and installation services are provided, if applicable. Revenue from contracts where the Company provides fabricated steel products and installation services is recognized over time using an input method in which the measure of progress against the performance obligation is based on contract costs incurred to date compared to total estimated contract costs. Revenue from contracts where the Company provides fabricated steel products only is recognized over time using an output method in which the measure of progress against the performance obligation is based on tons shipped compared to total estimated tons.

The accounting for these contracts involves (1) significant judgment by management to estimate total costs used in the input method and total tons used in the output method, and (2) management’s assessment of the impact of changes in contract performance, delays, and change orders. For the year ended August 31, 2019, the Americas Fabrication segment revenue was $2.2 billion; of which 27% represents revenue recognized over time using an input method and 21% represents revenue recognized over time using an output method. The remaining 52% of revenue in the Americas Fabrication segment is recognized as amounts are billed to the customer.

We identified revenue recognized over time in the Americas Fabrication segment for certain contracts as a critical audit matter because of the significant judgments made by management to estimate total costs for the input method and total tons for the output method, including management’s assessment of the impact of changes in contract performance, delays, and change orders. Auditing such estimates required extensive audit effort due to the volume and complexity of contracts and required a high degree of auditor judgment to evaluate the reasonableness of management’s estimates used to recognize revenue over time.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and total tons for the performance obligations used to recognize revenue over time for certain contracts in the Americas Fabrication reporting segment included the following, among others:

•
We tested the effectiveness of management’s controls over the calculation of contract costs incurred to date compared to total estimated contract costs for the input method, and management’s controls over the calculation of tons shipped compared to total estimated tons for the output method.

•	We selected a sample of contracts with customers that were recognized over time, for both the input method and the output method, and we performed the following:

◦
Obtained the initial contracts, change orders, initial estimated contract costs or tons, and any revisions to date, and evaluated whether the contracts were properly included in management’s calculation of revenue based on the terms and conditions of each contract.

◦
Obtained a schedule of costs or tons incurred to date by contract and tested such schedule for completeness and accuracy by obtaining supporting documents for fabricated steel products delivered and installation services provided, if applicable, and evaluated whether the costs or tons were properly included in the costs incurred to date.

◦
Evaluated management’s estimated cost to complete the contract, including remaining quantities and costs, by comparing the estimates to management’s job cost forecasts, and performing corroborating inquiries with the Company’s project managers.

◦	Tested the mathematical accuracy of management’s calculation of revenue recognized over time for each selection.

•
We evaluated management’s ability to accurately estimate total costs and total tons by comparing actual costs and actual tons at completion for contracts that were previously completed to management’s historical estimates for such contracts.

Goodwill - A Reporting Unit within the Americas Fabrication Reporting Segment -
Refer to Notes 2 and 9 to the Financial Statements

Critical Audit Matter Description

The Company has goodwill of $64.1 million, of which $51.1 million relates to a reporting unit within the Americas Fabrication reporting segment. Goodwill is tested for impairment at the reporting unit level annually and whenever events or circumstances indicate that the carrying value may not be recoverable. The Company’s goodwill impairment assessment involves the comparison of the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. The determination of fair value using the income approach is based on the present value of estimated future cash flows, which requires management to make significant estimates and assumptions of revenue growth rates and operating margins, and selection of the discount rate. The determination of the fair value using the market approach requires management to make significant assumptions related to market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

At August 31, 2019, based on the results of the Company’s annual impairment testing, the fair value of the reporting unit within the Americas Fabrication reporting segment exceeded its carrying value by 29.3%, therefore no impairment was recognized.

We identified the Company’s goodwill impairment assessment for this reporting unit as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of this reporting unit, the sensitivity of this reporting unit’s operations to changes in steel prices, and the difference between the fair value and carrying value of this reporting unit at August 31, 2019. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions of future cash flows based on estimates of revenue growth rates and operating margins and selection of the discount rate for the income approach, and multiples of revenue and earnings for the market approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment for the reporting unit within the Americas Fabrication reporting segment included the following, among others:

•
We tested the effectiveness of controls over the goodwill impairment assessment, including management’s controls over forecasts of future cash flows based on estimates of revenue growth rates and operating margins and the selection of the discount rate for the income approach, and determination of multiples of revenue and earnings for the market approach.

•
We evaluated the reasonableness of management’s forecasts of future cash flows based on revenue growth rates and operating margins by comparing the forecasts to (1) historical revenues and operating margins, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•	With the assistance of our fair value specialists:

◦	We evaluated the reasonableness of the valuation methodologies.

◦
We evaluated the reasonableness of the discount rate used in the income approach by testing the underlying source information and the mathematical accuracy of the calculations, and developing an independent range of estimated discount rates and comparing that range to the discount rate used in the Company’s valuation.

◦	We evaluated the multiples of revenue and earnings used in the market approach, including testing the underlying source information and mathematical accuracy of the calculations.

Acquisition - Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

On November 5, 2018, the Company completed the acquisition of four steel mills and 33 rebar fabrication facilities in the United States from Gerdau S.A. for a purchase price of $701.2 million (the “acquisition”). The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The purchase price paid was allocated between the acquired mills and fabrication facilities. The fair value for each business was estimated by the Company using valuation techniques and Level 3 inputs, in which one or more significant inputs or significant value drivers are unobservable, including expected future cash flows and discount rates. The largest asset class acquired was property, plant and equipment for which fair value was determined based on the cost approach for buildings, improvements and equipment and the market approach for land.

We identified the acquisition as a critical audit matter because of the significant estimates management made to determine the fair value of certain assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions used to determine (1) expected future cash flows and discount rates used to allocate the purchase price paid between the acquired mills and fabrication facilities, (2) the fair value of acquired buildings, improvements and equipment under the cost approach, including estimating the cost to acquire or construct comparable assets adjusted for age and condition, and (3) the fair value of acquired land under the market approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value determination of the assets acquired and liabilities assumed for the acquisition included the following, among others:

•
We tested the effectiveness of controls over the determination of the fair value of assets acquired and liabilities assumed, including management’s controls over the assumptions used in: expected future cash flows and discount rates used to allocate the purchase price paid between the acquired mills and fabrication facilities; the cost approach for buildings, improvements and equipment including estimating the cost to acquire or construct comparable assets adjusted for age and condition; and the market approach for land.

•
We assessed the reasonableness of management’s expected future cash flows by comparing the assumptions used in the projections to historical results for the acquired mills and fabrication facilities and certain peer companies.

•	With the assistance of our fair value specialists:

◦	We evaluated the reasonableness of the valuation methodologies.

◦
We evaluated the discount rates, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

◦
We tested the estimated cost to acquire or construct comparable assets adjusted for age and condition used for the cost approach for buildings, improvements and equipment, including comparing such estimates to source information.

◦	We tested the underlying source information and mathematical accuracy of the calculations used for the market approach for land.

/s/ Deloitte & Touche LLP

Dallas, Texas
October 23, 2019

We have served as the Company’s auditor since 1959.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended August 31,
(in thousands, except share data)	2019	2018	2017
Net sales	$5,829,002	$4,643,723	$3,844,069
Costs and expenses:
Cost of goods sold	5,025,514	4,021,558	3,322,711
Selling, general and administrative expenses	463,271	401,452	387,354
Loss on debt extinguishment	—	—	22,672
Impairment of assets	384	14,372	1,730
Interest expense	71,373	40,957	44,151
	5,560,542	4,478,339	3,778,618
Earnings from continuing operations before income taxes	268,460	165,384	65,451
Income taxes	69,681	30,147	15,276
Earnings from continuing operations	198,779	135,237	50,175

Earnings (loss) from discontinued operations before income taxes	(528)	3,235	(9,840)
Income taxes (benefit)	158	(34)	(5,997)
Earnings (loss) from discontinued operations	(686)	3,269	(3,843)

Net earnings	$198,093	$138,506	$46,332

Basic earnings (loss) per share*
Earnings from continuing operations	$1.69	$1.16	$0.43
Earnings (loss) from discontinued operations	(0.01)	0.03	(0.03)
Net earnings	$1.68	$1.19	$0.40

Diluted earnings (loss) per share*
Earnings from continuing operations	$1.67	$1.14	$0.43
Earnings (loss) from discontinued operations	(0.01)	0.03	(0.03)
Net earnings	$1.66	$1.17	$0.39
See notes to consolidated financial statements.
 _________________
* Earnings Per Share ("EPS") is calculated independently for each component and may not sum to net EPS due to rounding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
(in thousands)	2019	2018	2017
Net earnings	$198,093	$138,506	$46,332
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment:
Foreign currency translation adjustment	(29,718)	(13,938)	30,509
Reclassification for translation loss realized upon liquidation of investment in foreign entity	857	2,079	968
Foreign currency translation adjustment	(28,861)	(11,859)	31,477
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss)	(6)	48	756
Reclassification for gain included in net earnings	(244)	(279)	(1,355)
Net unrealized loss on derivatives	(250)	(231)	(599)
Defined benefit obligation:
Net gain (loss)	(2,629)	(138)	439
Amortization of net loss	—	126	154
Amortization of prior services	(25)	(62)	(70)
Reclassification for settlement losses	1,316	—	—
Defined benefit obligation	(1,338)	(74)	523
Other comprehensive income (loss)	(30,449)	(12,164)	31,401
Comprehensive income	$167,644	$126,342	$77,733
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	August 31,
(in thousands, except share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$192,461	$622,473
Accounts receivable (less allowance for doubtful accounts of $8,403 and $4,489)	1,016,088	749,484
Inventories	692,368	589,005
Other current assets	179,088	116,243
Total current assets	2,080,005	2,077,205
Property, plant and equipment:
Land	142,825	85,288
Buildings and improvements	750,381	631,501
Equipment	2,234,800	1,918,342
Construction in process	68,579	35,741
	3,196,585	2,670,872
Less accumulated depreciation and amortization	(1,695,614)	(1,595,834)
Property, plant and equipment, net	1,500,971	1,075,038
Goodwill	64,138	64,310
Other noncurrent assets	113,657	111,751
Total assets	$3,758,771	$3,328,304
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$288,005	$261,258
Accrued expenses and other payables	353,786	260,939
Acquired unfavorable contract backlog	35,360	—
Borrowings under accounts receivable programs	3,929	—
Current maturities of long-term debt	13,510	19,746
Total current liabilities	694,590	541,943
Deferred income taxes	79,290	37,834
Other noncurrent liabilities	133,620	116,325
Long-term debt	1,227,214	1,138,619
Total liabilities	2,134,714	1,834,721
Commitments and contingencies (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,924,938 and 117,015,558 shares	1,290	1,290
Additional paid-in capital	358,668	352,674
Accumulated other comprehensive loss	(124,126)	(93,677)
Retained earnings	1,585,379	1,446,495
Less treasury stock, 11,135,726 and 12,045,106 shares at cost	(197,350)	(213,385)
Stockholders' equity	1,623,861	1,493,397
Stockholders' equity attributable to noncontrolling interests	196	186
Total equity	1,624,057	1,493,583
Total liabilities and stockholders' equity	$3,758,771	$3,328,304
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
(in thousands)	2019	2018	2017
Cash flows from (used by) operating activities:
Net earnings	$198,093	$138,506	$46,332
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	158,671	131,659	125,071
Amortization of acquired unfavorable contract backlog	(74,784)	—	—
Share-based compensation	25,106	23,929	30,311
Deferred income taxes and other long-term taxes	49,523	14,377	(14,184)
Asset impairments	384	15,053	8,238
Provision for losses on receivables, net	388	2,510	6,049
Write-down of inventory	723	1,407	21,529
Net (gain) loss on sales of a subsidiary, assets and other	(2,281)	(1,322)	6,049
Loss on debt extinguishment	—	—	22,672
Amortization of interest rate swaps termination gain	—	—	(11,657)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	27,204	(10,802)	(78,527)
Inventories	89,664	(43,198)	(98,835)
Accounts payable, accrued expenses and other payables	(15,315)	(20,163)	93,478
Other operating assets and liabilities	(52,851)	(15,423)	(63,785)
Beneficial interest in securitized accounts receivable	(367,521)	(670,457)	(616,017)
Net cash flows from (used by) operating activities	37,004	(433,924)	(523,276)

Cash flows from (used by) investing activities:
Acquisitions, net of cash acquired	(700,941)	(6,980)	(56,080)
Capital expenditures	(138,836)	(174,655)	(213,120)
Proceeds from the sale of discontinued operations and other	1,893	75,482	163,449
Proceeds from insurance	4,405	27,375	—
Proceeds from the sale of property, plant and equipment	3,910	8,103	3,164
Advances under accounts receivable programs	—	226,325	193,432
Repayments under accounts receivable programs	—	(304,178)	(111,701)
Beneficial interest in securitized accounts receivable	367,521	670,457	616,017
Net cash flows from (used by) investing activities	(462,048)	521,929	595,161

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	180,000	350,000	475,454
Proceeds from accounts receivable programs	288,896	—	—
Repayments under accounts receivable programs	(296,033)	—	—
Repayments of long-term debt	(127,704)	(19,967)	(711,850)
Cash dividends	(56,537)	(56,076)	(55,514)
Stock issued under incentive and purchase plans, net of forfeitures	(1,876)	(9,302)	(5,498)
Debt extinguishment costs	—	—	(22,672)
Debt issuance costs	—	(5,254)	(4,449)
Other	10	31	36
Net cash flows from (used by) financing activities	(13,244)	259,432	(324,493)
Effect of exchange rate changes on cash	(598)	(703)	(1,213)
Increase (decrease) in cash and cash equivalents	(438,886)	346,734	(253,821)
Cash, restricted cash and cash equivalents at beginning of year	632,615	285,881	539,702
Cash, restricted cash and cash equivalents at end of year	$193,729	$632,615	$285,881
See notes to consolidated financial statements.

	Year Ended August 31,
(in thousands)	2019	2018	2017
Supplemental information:
Cash paid for income taxes	$7,977	$7,198	$30,963
Cash paid for interest	65,190	39,972	65,672

Noncash activities:
Liabilities related to additions of property, plant and equipment	57,640	32,274	51,330

Cash and cash equivalents	192,461	622,473	252,595
Restricted cash	1,268	10,142	33,286
Total cash, cash equivalents and restricted cash	$193,729	$632,615	$285,881

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Controlling Interests	Total
Balance at September 1, 2016	129,060,664	$1,290	$358,745	$(112,914)	$1,372,988	(14,425,068)	$(252,837)	$159	$1,367,431
Net earnings					46,332				46,332
Other comprehensive income				31,401					31,401
Dividends ($0.48 per share)					(55,514)				(55,514)
Issuance of stock under incentive and purchase plans, net of forfeitures			(26,126)			1,158,140	20,753		(5,373)
Stock-based compensation			15,001						15,001
Contribution of noncontrolling interests								14	14
Reclassification of share-based liability awards			1,638						1,638
Balance, August 31, 2017	129,060,664	$1,290	$349,258	$(81,513)	$1,363,806	(13,266,928)	$(232,084)	$173	$1,400,930
Net earnings					138,506				138,506
Other comprehensive loss				(12,164)					(12,164)
Dividends ($0.48 per share)					(56,076)				(56,076)
Issuance of stock under incentive and purchase plans, net of forfeitures			(28,000)			1,221,822	18,699		(9,301)
Stock-based compensation			16,168						16,168
Contribution of noncontrolling interests								13	13
Adoption of ASU 2018-02 - Reclassification of taxes					259				259
Reclassification of share-based liability awards			15,248						15,248
Balance at August 31, 2018	129,060,664	$1,290	$352,674	$(93,677)	$1,446,495	(12,045,106)	$(213,385)	$186	$1,493,583
Net earnings					198,093				198,093
Other comprehensive loss				(30,449)					(30,449)
Dividends ($0.48 per share)					(56,537)				(56,537)
Issuance of stock under incentive and purchase plans, net of forfeitures			(17,910)			909,380	16,035		(1,875)
Stock-based compensation and other			20,977		75				21,052
Contribution of noncontrolling interests								10	10
Adoption of ASC 606 adjustment					(2,747)				(2,747)
Reclassification of share-based liability awards			2,927						2,927
Balance at August 31, 2019	129,060,664	$1,290	$358,668	$(124,126)	$1,585,379	(11,135,726)	$(197,350)	$196	$1,624,057
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Nature of Operations

As a vertically integrated organization, Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") manufactures, recycles, and markets steel and metal products, related materials and services through a network including eight electric arc furnace ("EAF") mini mills, two EAF micro mills, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the United States ("U.S.") and Poland.

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

Americas Mills

The Americas Mills segment, through its seven EAF mini mills, two EAF micro mills and rerolling mill, manufactures finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural and other special sections as well as semi-finished billets for re-rolling and forging applications. This segment's products are sold to the construction, service center, transportation, steel warehousing, fabrication, energy, petrochemical and original equipment manufacturing industries. The Americas Mills segment also includes eight scrap metal processing facilities and two scrap metal shredders that directly support the steel mills.

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

International Mill

The International Mill segment is comprised of the Company's EAF mini mill, recycling and fabrication operations in Poland. This segment manufactures rebar, merchant bar and wire rod as well as semi-finished billets. In addition, this segment's fabrication operations sell fabricated rebar, fabricated mesh, assembled rebar cages and other rebar by-products. The International Mill's products are sold primarily to fabricators, manufacturers, distributors and construction companies.

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

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of net sales and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of assets acquired and liabilities assumed in acquisitions; the carrying value of inventory and long-lived assets, including goodwill; valuation allowances for receivables and deferred income taxes; revenue recognized over time; share-based compensation; potential litigation claims and settlements; environmental liabilities; and the carrying value of assets held for sale. Actual results could differ significantly from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with original maturities of three months or less at the date of purchase.

Revenue Recognition and Allowance for Doubtful Accounts

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration received or expected to be received in exchange for those goods or services. The Company's performance obligations arise from (i) sales of steel products, ferrous and nonferrous scrap metals, and construction materials and (ii) services such as steel fabrication and installation. The shipment of products to customers is considered a fulfillment activity and amounts billed to customers for shipping and freight are included in net sales, and the related costs are included in cost of goods sold. Net sales are presented net of taxes. In the Americas Mills, Americas Recycling, and International Mill segments, revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. In the Americas Fabrication segment, each contract represents a single performance obligation. Revenue is either recognized over time or equal to billing under an available practical expedient. Refer to Note 6, Revenue Recognition, for further details.
The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition. The Company reviews and sets credit limits for each customer. Some of the Company's divisions use credit insurance to ensure payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 13% and 18% of total receivables at August 31, 2019 and 2018, respectively, were secured by credit insurance.

Inventories

At August 31, 2019, inventories were stated at the lower of cost or net realizable value and were determined by the weighted average cost method.

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

The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company determines the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into account industry and market conditions. The discount rate is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the Company. The market approach, on the other hand, estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The determination of fair value involves a number of significant assumptions and estimates, including discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in these assumptions. See Note 9, Goodwill and Other Intangible Assets, for additional information on the Company's annual goodwill impairment analysis.

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

Foreign Currencies

The functional currency of the Company's Polish operations is the local currency. Translation adjustments are reported as a component of accumulated other comprehensive loss. Transaction gains (losses) from transactions denominated in currencies other than the functional currency related to continuing operations were immaterial for 2019, 2018 and 2017.

Derivative Financial Instruments

The Company recognizes derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through net earnings. Changes in the fair value of derivatives that are designated as hedges are recognized depending on the nature of the hedge. In the case of fair value hedges, changes are recognized as an offset against the change in fair value of the hedged balance sheet item. When the derivative is designated as a cash flow hedge and is highly effective, changes are recognized in other comprehensive income. The ineffective portion of a change in fair value for derivatives designated as hedges is recognized in net earnings.

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

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230).  ASU 2016-15 provides guidance on eight specific cash flow issues, including the statement of cash flows treatment of beneficial interests in securitized financial transactions, which encompasses activities under the Company's accounts receivable programs in the U.S. and Poland prior to the program amendment as described in Note 7, Accounts Receivable Programs. The Company adopted the standard, which requires retrospective application to all periods presented, in the first quarter of 2019. As a result of adoption, the Company reported reductions in operating cash flows of $367.5 million, $670.5 million and $616.0 million, with offsetting increases in investing cash flows related to the collection of previously sold trade accounts receivable in the consolidated statements of cash flows for the years ended August 31, 2019, 2018 and 2017, respectively. Additionally, upon adoption, the $90.0 million repayment during 2018 of advances outstanding at August 31, 2017, originally recorded as an outflow from operating activities, was reclassified to investing activities.

On September 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, including the related amendments. The Company adopted ASC 606 under the modified retrospective approach and applied the guidance only to contracts that were not completed as of the date of adoption. The Company recognized a total cumulative effect of $2.7 million, net of tax, as a reduction to the opening balance of retained earnings as of September 1, 2018. There was no impact to the consolidated statement of cash flows or other comprehensive income.
In accordance with ASC 606, the disclosure below reflects the impact of adoption to the consolidated statement of earnings, as compared to what the results would have been under ASC 605, Revenue Recognition. The impact to the consolidated balance sheet was immaterial.

	Year Ended August 31, 2019
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change - Higher (Lower)
Net sales	$5,829,002	$5,838,092	$(9,090)
Net earnings	198,093	205,147	(7,054)

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and has modified the standard thereafter. The standard requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or longer. The Company adopted the standard effective September 1, 2019 using a modified retrospective approach that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods, and elected the three packaged transition practical expedients under ASC 842-10-65-1(f). While the Company is in the process of final evaluation, it expects to recognize a lease liability and related right-of-use asset of approximately $100 million to $120 million. The Company is in the process of implementing a new lease management, accounting and administration system, and determining appropriate changes to internal processes and controls to support recognition and disclosure under the new standard.

NOTE 3. ACQUISITION

On November 5, 2018 (the "Acquisition Date"), the Company completed the acquisition of 33 rebar fabrication facilities in the U.S., as well as four EAF mini mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses." The total cash purchase price, including working capital adjustments, was $701.2 million, subject to customary purchase price adjustments, and was funded through a combination of domestic cash on-hand and borrowings under the 2018 Term Loan, as defined in Note 10, Credit Arrangements.

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the Acquisition Date fair value. The purchase price paid was allocated between the acquired mills and fabrication facilities. The fair value for each business was estimated by the Company using valuation techniques and Level 3 inputs, including expected future cash flows and discount rates. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the Acquisition Date, the Company’s estimates are subject to refinement. Adjustments to provisional amounts identified during the allowable one-year measurement period (the "Measurement Period") are recorded in the reporting period in which the adjustment was determined. The results of operations of the Acquired Businesses are reflected in the Company’s consolidated financial statements from the Acquisition Date.

The table below presents the preliminary fair value that was allocated to the Acquired Businesses' assets and liabilities based upon fair values as determined by the Company, as well as any Measurement Period adjustments made since the Acquisition Date. Final determination of the fair values may result in further adjustments to the values presented in the following table:

(in thousands)	Estimated Fair Value as of Acquisition Date	Measurement Period Adjustments	Estimated Fair Value
Cash and cash equivalents	$6,399	$—	$6,399
Accounts receivable	308,074	(11,615)	296,459
Inventories	207,648	(5,566)	202,082
Other current assets	11,788	14,502	26,290
Property, plant and equipment	424,541	(2,572)	421,969
Intangible assets	10,252	(10,252)	—
Deferred income taxes	10,567	(1,412)	9,155
Accounts payable-trade, accrued expenses and other payables	(128,183)	(6,519)	(134,702)
Acquired unfavorable contract backlog	(133,600)	23,434	(110,166)
Other long-term liabilities	(9,920)	—	(9,920)
Pension and other post retirement employment benefits	(6,365)	—	(6,365)
Total assets acquired and liabilities assumed	$701,201	$—	$701,201

Inventories

The acquired inventory is comprised of finished goods, work in process and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for the selling costs and a reasonable profit margin. The fair value of semi-finished goods was calculated as the estimated selling price, adjusted for estimated costs to complete manufacturing, estimated selling costs and a reasonable profit margin. The fair value of raw materials was determined to approximate the historical carrying value as it represented market cost. The inventory step-up recognized for the year ended August 31, 2019 was $10.3 million, which has been reflected in the Company's Americas Mills segment as cost of goods sold as the related inventory has been sold.

Property, Plant and Equipment

The cost approach was used to determine the fair value for buildings, improvements and equipment, and the market approach was used to determine the fair value for land. The cost approach measures the value by estimating the cost to acquire or construct comparable assets and adjusts for age and condition. The Company assigned building and improvements a useful life ranging from 1 to 35 years and equipment a useful life ranging from 1 to 25 years.

Deferred Income Taxes

Deferred income tax assets include the expected future federal and state tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating the deferred tax assets represent a consolidated tax rate as the Company applies the appropriate tax rate for each legal entity.

Pension and Other Postretirement Liabilities

The Company recognized a net liability of $6.4 million, representing the unfunded portion of the acquired defined-benefit pension plan and other postretirement-benefit plan.

Acquired Unfavorable Contract Backlog

The Company determined that the backlog associated with existing contracts at the acquired fabrication facilities in which the selling price was less than estimated costs to fulfill the contracts using market participant assumptions represented a separable intangible liability. The unfavorable contract backlog was valued using the income approach. Amortization of the backlog will correspond with completion of the acquired contracts, which is estimated to be between 1 to 2 years.

Other Assets Acquired and Liabilities Assumed

The Company used historical carrying values for trade accounts receivable and payables, as well as certain other current and non-current assets and liabilities, as their carrying values represented the fair value of those items as of the Acquisition Date.

Financial Results

The following table summarizes the financial results of the Acquired Businesses from the Acquisition Date for 2019 included in the Company’s consolidated statement of earnings and consolidated statement of comprehensive income.

(in thousands)	Year Ended August 31, 2019
Net sales	$1,379,455
Earnings before income taxes	132,733

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of the Acquired Businesses (the "Acquisition") occurred on September 1, 2017. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the Acquisition had been completed on September 1, 2017. These results were not used as part of management analysis of the financial results and performance of the Company. These results are adjusted, where possible, for transaction and integration related costs. These results involve significant estimates.

(in thousands)	Year Ended August 31,
	2019	2018
Pro forma net sales (1)	$6,033,908	$6,303,812
Pro forma net earnings (2)	162,255	105,377
_________________
(1) Pro forma net sales for the year ended August 31, 2018 includes estimated fair value adjustments related to amortization of unfavorable contract backlog. The impact of the amortization of unfavorable contract backlog has been removed from the pro forma net sales for the year ended August 31, 2019.
(2) Pro forma net earnings for the year ended August 31, 2018 reflects the impact of fair value adjustments related to the amortization of unfavorable contract backlog described above and includes estimated fair value adjustments related to inventory step-up, as well as non-recurring acquisition and integration costs of approximately $51.7 million.

NOTE 4. CHANGES IN BUSINESS

Other Acquisitions

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

Dispositions

During the third quarter of 2018, the Company sold substantially all of the assets of its structural steel fabrication operations, which were part of the Americas Fabrication segment. The disposition did not meet the criteria for discontinued operations. Proceeds associated with the sale were $20.3 million. As a result of the sale of these assets, the Company recorded impairment charges of $13.7 million. The signed definitive asset sale agreement and subsequent post-closing adjustments (Level 2) were the basis for the determination of fair value of these operations.

Discontinued Operations

On June 13, 2017, the Company announced a plan to exit its International Marketing and Distribution segment, including its trading operations in the U.S., Asia, and Australia. As an initial step in this plan, on August 31, 2017, the Company completed the sale of its raw materials business, CMC Cometals. Additionally, during 2018, the remaining operations related to the Company's steel trading businesses in the U.S. and Asia were substantially wound down and the Company sold certain assets and liabilities of its Australian steel trading business. As a result of the Company's exit of its trading and distribution businesses in Australia, the Company prepared an impairment analysis on the asset disposal groups. Indicators of value from other recent sales of similar businesses within the segment (Level 3) were the basis for the determination of fair value of this component. As a result of this analysis, the Company recorded impairment charges of $2.1 million and $4.2 million in 2018 and 2017, respectively, resulting in an overall transaction loss, including selling costs, of $5.3 million. This loss was primarily due to accumulated foreign currency translation losses. The results of these activities are included in discontinued operations in the consolidated statements of earnings for all periods presented. With the conclusion of operations in this segment, any activities carried out within the segment are no longer of ongoing significance; accordingly, segment data with respect to International Marketing and Distribution activities is no longer reported. See Note 21, Business Segments, for further discussion of the exit of the International Marketing and Distribution segment.

The major classes of line items constituting earnings (loss) from discontinued operations in the consolidated statements of earnings for 2018 and 2017 are presented in the table below. Earnings (loss) from discontinued operations in the consolidated statements of earnings were immaterial in 2019.

	Year Ended August 31,
(in thousands)	2018	2017
Net sales	$304,650	$1,155,046
Costs and expenses:
Cost of goods sold	276,184	1,089,837
Selling, general and administrative expenses	25,317	75,153
Interest expense	(86)	(104)
Earnings (loss) before income taxes	3,235	(9,840)
Income taxes (benefit)	(34)	(5,997)
Earnings (loss) from discontinued operations	$3,269	$(3,843)

Non-cash operating and investing activities related to discontinued operations include the following: inventory write-downs were $1.2 million and $20.7 million for 2018 and 2017, respectively, and provision for losses on receivables of $5.1 million in 2017. There were no other material non-cash operating or investing items related to discontinued operations for the periods ended August 31, 2019, 2018 and 2017.

Exit Costs

The Company recorded severance expense of $0.9 million, $6.7 million and $17.5 million related to discontinued operations for 2019, 2018 and 2017, respectively. These costs related to the Company's closure of marketing and distribution offices that resulted in involuntary employee termination benefits.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") was comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance at September 1, 2016	$(112,255)	$2,186	$(2,845)	$(112,914)
Other comprehensive income before reclassifications	30,509	1,003	678	32,190
Amounts reclassified from AOCI	968	(1,845)	115	(762)
Income taxes	—	243	(270)	(27)
Net other comprehensive income (loss)	31,477	(599)	523	31,401
Balance at August 31, 2017	(80,778)	1,587	(2,322)	(81,513)
Other comprehensive income before reclassifications	(13,938)	59	(575)	(14,454)
Amounts reclassified from AOCI	2,079	(365)	849	2,563
Income taxes	—	75	(348)	(273)
Net other comprehensive loss	(11,859)	(231)	(74)	(12,164)
Balance at August 31, 2018	(92,637)	1,356	(2,396)	(93,677)
Other comprehensive loss before reclassifications	(29,718)	(7)	(3,346)	(33,071)
Amounts reclassified from AOCI	857	(301)	1,666	2,222
Income taxes	—	58	342	400
Net other comprehensive loss	(28,861)	(250)	(1,338)	(30,449)
Balance at August 31, 2019	$(121,498)	$1,106	$(3,734)	$(124,126)

The items reclassified out of AOCI were not material for 2019, 2018 and 2017.

NOTE 6. REVENUE RECOGNITION

Revenue from Contracts with Customers
Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration received or expected to be received in exchange for those goods or services. The Company's performance obligations arise from (i) sales of steel products, ferrous and nonferrous scrap metals, and construction materials and (ii) services such as steel fabrication and installation. The shipment of products to customers is considered a fulfillment activity and amounts billed to customers for shipping and freight are included in net sales, and the related costs are included in cost of goods sold. Net sales are presented net of taxes.
In the Americas Mills, Americas Recycling, and International Mill segments, revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt.
In the Americas Fabrication segment, each contract represents a single performance obligation. Revenue is either recognized over time or equal to billing under an available practical expedient. For contracts where the Company provides fabricated product and installation services, revenue is recognized over time using an input method. For 2019, these contracts represent approximately 27% of net sales in the Americas Fabrication segment. For these contracts, the measure of progress is based on contract costs incurred to date compared to total estimated contract costs, which provides a reasonable depiction of the Company’s progress towards satisfaction of the performance obligation as there is a direct relationship between costs incurred by the Company and the transfer of the fabricated product and installation services. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method. For 2019, these contracts represent approximately 21% of net sales in the Americas Fabrication segment. For these contracts, the Company uses tons shipped compared to total estimated tons, which provides a reasonable depiction of the transfer of contract value to the customer, as there is a direct relationship between the units shipped by the Company and the transfer of the fabricated product. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If estimated total consolidated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete, or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. For 2019, the remaining 52% of net sales in the Americas Fabrication segment is recognized as amounts are billed to the customer.
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
The following table provides information about assets and liabilities from contracts with customers.

	Year Ended August 31,
(in thousands)	2019	2018
Contract assets (included in other current assets)	$103,805	$49,221
Contract liabilities (included in accrued expenses and other payables)	37,165	6,679

The majority of the increase in contract asset and liability balances was attributable to the Acquisition. The entire contract liability as of August 31, 2018 was recognized as revenue during 2019.
Remaining Performance Obligations
As of August 31, 2019, a total of $809.5 million has been allocated to remaining performance obligations in the Americas Fabrication segment, excluding those contracts where revenue is recognized equal to billing under an available practical expedient. Of this amount, the Company estimates the remaining performance obligations will be recognized as revenue as follows: 40% in the first twelve months, 49% in the following twelve months, and 11% thereafter. The duration of contracts in the Americas Mills, Americas Recycling, and International Mill segments are typically less than one year.
Disaggregation of Revenue
The following tables display revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Year Ended August 31, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$814	$1,763,017	$1,936,994	$780,797	$—	$4,481,622
Ferrous scrap	412,456	33,716	8	1,350	—	447,530
Nonferrous scrap	493,225	14,453	—	11,009	—	518,687
Construction materials	—	—	259,685	—	—	259,685
Other	1,956	71,808	12,984	22,567	12,163	121,478
Total	$908,451	$1,882,994	$2,209,671	$815,723	$12,163	$5,829,002

	Year Ended August 31, 2018*
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$1,166	$1,099,286	$1,160,373	$853,402	$—	$3,114,227
Ferrous scrap	516,133	33,154	27	1,288	—	550,602
Nonferrous scrap	598,970	17,714	—	13,925	—	630,609
Construction materials	—	—	249,538	—	—	249,538
Other	1,445	54,027	6,634	17,304	19,337	98,747
Total	$1,117,714	$1,204,181	$1,416,572	$885,919	$19,337	$4,643,723

	Year Ended August 31, 2017*
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$470	$825,778	$1,126,919	$603,925	$27,267	$2,584,359
Ferrous scrap	383,164	29,193	4	1,080	—	413,441
Nonferrous scrap	480,676	15,917	—	9,627	—	506,220
Construction materials	—	—	228,910	—	—	228,910
Other	1,152	46,801	8,993	21,770	32,423	111,139
Total	$865,462	$917,689	$1,364,826	$636,402	$59,690	$3,844,069
_________________
* Prior period amounts have been reported under ASC 605.

NOTE 7. ACCOUNTS RECEIVABLE PROGRAMS

As an additional source of liquidity, the Company sells certain trade accounts receivable both in the U.S. and Poland (hereinafter referred to as the "Programs"). For years prior to 2019, the Company accounted for transfers of the trade accounts receivable under the Programs as sales of financial assets, and the trade accounts receivable balances sold were removed from the consolidated balance sheets. On September 1, 2018, the Company amended certain terms of the Programs, disqualifying the sale of such receivables from being accounted for as sales of financial assets. For activity in the Programs occurring prior to the September 1, 2018 amendment, disclosures required under ASC 860-20-50 are provided below. See Note 10, Credit Arrangements for further details regarding the Programs after September 1, 2018.

Prior to September 1, 2018, in exchange for trade receivables transferred into the Programs, the Company received either cash (referred to as a cash purchase prior or "CPP") or a deferred purchase price ("DPP"). Upon adoption of ASU 2016-15, the CPP received was reflected as cash provided by operating activities in the Company's consolidated statements of cash flows, and cash received to settle the DPP related to the transfer of receivables was included as part of investing activities in the Company's consolidated statement of cash flows. For periods prior to 2019, DPP on the Programs was included in accounts receivable on the Company's consolidated balance sheets.

(in thousands)	Total	U.S.*	Poland	Australia**
Deferred purchase price
Balance at September 1, 2016	$289,748	$212,762	$50,324	$26,662
Transfers of trade receivables	2,646,513	2,251,118	378,481	16,914
Less: CPP	(1,899,088)	(1,635,701)	(249,850)	(13,537)
Non-cash increase to DPP	747,425	615,417	128,631	3,377
Cash collections of DPP	(616,017)	(512,171)	(99,455)	(4,391)
Net repayments (advances)	(81,731)	(90,000)	—	8,269
Exit from Programs	(124,302)	(90,385)	—	(33,917)
Net collections of DPP	(822,050)	(692,556)	(99,455)	(30,039)
Balance at August 31, 2017	215,123	135,623	79,500	—
Transfers of trade receivables	2,932,379	2,396,780	535,599	—
Less: CPP	(2,187,377)	(1,818,781)	(368,596)	—
Non-cash increase to DPP	745,002	577,999	167,003	—
Cash collections of DPP	(670,457)	(531,541)	(138,916)	—
Net repayments (advances)	77,853	90,000	(12,147)	—
Net collections of DPP	(592,604)	(441,541)	(151,063)	—
Balance at August 31, 2018	$367,521	$272,081	$95,440	$—
_________________
* Includes the sale of trade accounts receivable activities related to discontinued operations. See Note 4, Changes in Business, for further discussion. For 2017, transfers of trade accounts receivable were $354.5 million, and collections were $325.7 million. Redemptions of trade accounts receivable associated with the exit from the program were $83.7 million for 2017.

** Includes the sale of trade accounts receivable activities related to the Company's former Australian steel distribution business. See Note 4, Changes in Business, for further discussion. For 2017, there were no transfers of trade accounts receivable, collections were $3.7 million and redemptions of trade accounts receivable associated with the exit from the program were $1.6 million.

At August 31, 2018, the Company transferred $381.1 million of trade accounts receivable to the financial institutions and had no advance payments outstanding under the U.S. Program and $12.1 million outstanding under the Polish Program.

NOTE 8. INVENTORIES

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at August 31, 2019 and 2018, work in process inventories were not material. At August 31, 2019 and 2018, the Company's raw materials inventories were $143.7 million and $177.7 million, respectively.

Inventory write-downs were immaterial for 2019 and 2018, and $21.5 million for 2017.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other*	Consolidated
Goodwill, gross
Balance at September 1, 2017	$9,751	$4,970	$57,943	$2,664	$1,982	$77,310
Dispositions, impairments and foreign currency translation	(208)	—	(515)	(96)	—	(819)
Reclassification to assets of discontinued operations	—	—	—	—	(1,982)	(1,982)
Balance at August 31, 2018	9,543	4,970	57,428	2,568	—	74,509
Dispositions, impairments and foreign currency translation	—	—	—	(184)	—	(184)
Balance at August 31, 2019	9,543	4,970	57,428	2,384	—	74,325

Accumulated impairment losses
Balance at September 1, 2017	(9,751)	—	(493)	(169)	(1,982)	(12,395)
Dispositions, impairments and foreign currency translation	208	—	—	6	—	214
Reclassification to assets of discontinued operations	—	—	—	—	1,982	1,982
Balance at August 31, 2018	(9,543)	—	(493)	(163)	—	(10,199)
Dispositions, impairments and foreign currency translation	—	—	—	12	—	12
Balance at August 31, 2019	(9,543)	—	(493)	(151)	—	(10,187)

Goodwill, net
Balance at September 1, 2017	—	4,970	57,450	2,495	—	64,915
Dispositions, impairments and foreign currency translation	—	—	(515)	(90)	—	(605)
Balance at August 31, 2018	—	4,970	56,935	2,405	—	64,310
Dispositions, impairments and foreign currency translation	—	—	—	(172)	—	(172)
Balance at August 31, 2019	$—	$4,970	$56,935	$2,233	$—	$64,138

_________________
*Corporate and Other in 2017 and 2018 includes goodwill for the International Marketing and Distribution segment which was reclassified as discontinued operations during 2018.

As of August 31, 2019 and 2018, one of the Company's reporting units within the Americas Fabrication reporting segment comprised $51.1 million of the Company's total goodwill. Based on the results of our 2019 annual goodwill impairment analysis, the fair value of this reporting unit exceeded its carrying value by 29.3%. For all other reporting units, the excess of the fair value over carrying value of each reporting unit was substantial. Goodwill impairment charges were not material for 2019, 2018, or 2017.

The following intangible assets subject to amortization are included in other noncurrent assets on the Company's consolidated balance sheets:

	August 31, 2019			August 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer base	$6,088	$4,081	$2,007	$6,254	$3,416	$2,838
Favorable land leases	4,146	749	3,397	4,476	755	3,721
Non-compete agreements	2,810	382	2,428	1,750	798	952
Brand name	628	454	174	928	662	266
Patents	6,993	1,709	5,284	6,993	777	6,216
Other	101	79	22	101	72	29
Total	$20,766	$7,454	$13,312	$20,502	$6,480	$14,022

Favorable land leases at August 31, 2019 are related to perpetual lease rights which have an estimated useful life of 85 years. All other intangible assets with definitive lives are amortized over estimated useful lives ranging from 3 to 15 years. Excluding goodwill, the Company does not have any other significant intangible assets with indefinite lives. Amortization expense for intangible assets from continuing operations was $2.2 million for 2019 and 2018, and $2.1 million for 2017. Estimated amounts of amortization expense for the next five years are as follows.

Year Ended August 31,	(in thousands)
2020	$2,047
2021	2,025
2022	1,748
2023	1,289
2024	1,252

NOTE 10. CREDIT ARRANGEMENTS

Long-term debt was as follows:

	Weighted Average Interest Rate as of August 31, 2019	Year Ended August 31,
(in thousands)		2019	2018
2027 Notes	5.375%	$300,000	$300,000
2026 Notes	5.750%	350,000	350,000
2023 Notes	4.875%	330,000	330,000
Term Loan	4.111%	210,125	142,500
Short-term borrowings	*	3,929	—
Other, including equipment notes		60,867	47,629
Total debt		1,254,921	1,170,129
Less debt issuance costs		10,268	11,764
Total amounts outstanding		1,244,653	1,158,365
Less current maturities		13,510	19,746
Less short-term borrowings		3,929	—
Current maturities of long-term debt and short-term borrowings		17,439	19,746
Long-term debt		$1,227,214	$1,138,619

 _________________
* As of August 31, 2019, the weighted average interest rates associated with the U.S. Program and Poland Program were 3.461% and 2.410%, respectively.

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

The Company has a $350.0 million revolving credit facility (the "Revolver") pursuant to the Fourth Amended and Restated Credit Agreement (as amended, the "Credit Agreement") and a term loan contemplated thereunder (the "Term Loan"). The Term Loan was funded in two tranches: one drawn on July 13, 2017 with an original principal amount of $150.0 million, and one drawn on November 1, 2018 with an original principal amount of $180.0 million. The Credit Agreement and the Term Loan are coterminous with a maturity date in June 2022. The Company was required to make quarterly payments on the Term Loan equal to 1.25% of the original principal amount. However, principal prepayments in 2019 have satisfied all contractually obligated quarterly principal payments through the maturity of the Term Loan. The maximum availability under the Revolver can be increased to $600.0 million with bank approval. The Company's obligations under the Credit Agreement are collateralized by its U.S. inventory and U.S. fabrication receivables. The Credit Agreement's capacity includes a $50.0 million sub-limit for the issuance of stand-by letters of credit.

The Company had no amounts drawn under the Revolver at August 31, 2019 or 2018. The availability under the Revolver was reduced by outstanding stand-by letters of credit of $3.0 million and $3.3 million at August 31, 2019 and 2018, respectively.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At August 31, 2019, the Company's interest coverage ratio was 5.93 to 1.00 and the Company's debt to capitalization ratio was 0.44 to 1.00.

The Company also has credit facilities in Poland, through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), available to support working capital, short-term cash needs, letters of credit, financial assurance and other trade finance-related matters. At August 31, 2019 and 2018, CMCP's credit facilities totaled Polish zloty ("PLN") 275.0 million, or $69.0 million, and PLN 225.0 million, or $60.8 million, respectively. These facilities expire in March 2022. At August 31, 2019 and 2018, no amounts were outstanding under these facilities. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $1.1 million at August 31, 2019 and August 31, 2018. During 2019, 2018 and 2017, CMCP had no borrowings or repayments under its credit facilities.

At August 31, 2019, the Company was in compliance with all of the covenants contained in its credit arrangements.

The scheduled maturities of the Company's long-term debt are as follows:

Year Ended August 31,	(in thousands)
2020	$17,439
2021	10,827
2022	219,049
2023	337,264
2024	7,717
Thereafter	662,625
Total long-term debt	1,254,921
Less debt issuance costs	10,268
Total long-term debt outstanding	$1,244,653

The Company capitalized $0.3 million, $7.3 million and $9.8 million of interest in the cost of property, plant and equipment during 2019, 2018 and 2017, respectively.

Accounts Receivable Programs

CMC has a $200.0 million U.S. trade accounts receivable program (the "U.S. Program"), which expires in August 2020. Under the U.S. Program, CMC contributes, and certain of its subsidiaries transfer without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of facilitating transfers of trade accounts receivable generated by the Company. CMCRV transfers the trade accounts receivable in their entirety to two financial institutions. Under the U.S. Program, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The U.S. Program contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the Credit Agreement. Advances taken under the U.S. Program incur interest based on LIBOR plus a margin. The Company had no advance payments outstanding under the U.S. Program at August 31, 2019.

In addition to the U.S. Program, the Company's international subsidiary in Poland transfers trade accounts receivable to financial institutions without recourse (the "Poland Program"). The Poland Program has a facility limit of PLN 220.0 million ($55.2 million as of August 31, 2019) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable transferred under the terms of the arrangement. Advances taken under the Poland Program incur interest based on the Warsaw Interbank Offered Rate ("WIBOR") plus a margin. The Company had advance payments outstanding of $3.9 million under the Poland Program at August 31, 2019.

Prior to 2019, the Company accounted for transfers of trade accounts receivable as sales, and the trade accounts receivable balances transferred were removed from the consolidated balance sheets. On September 1, 2018, the Company amended certain terms of both the U.S. and Poland Programs, disqualifying the accounting of the transfer of such receivables as sales. As a result of the amendments, beginning in 2019, any advances outstanding under the U.S. and Poland Programs are recorded as debt on the Company's consolidated balance sheets.

NOTE 11. NEW MARKETS TAX CREDIT TRANSACTIONS

During 2016 and 2017, the Company entered into three New Markets Tax Credit (“NMTC”) transactions with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"). The NMTC transactions relate to the construction and equipping of our micro mill in Durant, Oklahoma, as well as a rebar spooler and automated T-post shop located on the same site.

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

The following table summarizes the key terms and conditions for each of the three NMTC transactions ($ in millions):

Project	USBCDC Capital Contribution	Commonwealth Loan	Commonwealth Loan Rate / Maturity	Investment Fund(s)	QEI to CDE	CDE Loan	Ending Restricted Cash 8/31/2019
Micro mill	$17.7	$35.3	1.08% / December 24, 2045	USBCDC Investment Fund 156, LLC	$51.5	$50.7	$0.4
Spooler	6.7	14.0	1.39% / July 26, 2042	Twain Investment Fund 249, LLC	20.0	19.4	—
T-post shop	5.0	10.4	1.16% / March 23, 2047	Twain Investment Fund 219, LLC Twain Investment Fund 222	15.0	14.7	—

By its capital contributions to the investment funds (exclusive of Twain Investment Fund 222) (collectively the "Funds"), USBCDC is entitled to substantially all the benefits derived from the NMTCs. These transactions include a put/call provision whereby the Company may be obligated or entitled to repurchase USBCDC’s interest in the Funds at the end of a seven-year period, in the case of the USBCDC Investment Fund 156, LLC and Twain Investment Fund 249, LLC or an eight-year period, in the case of Twain Investment Fund 219, LLC (each of such periods an "Exercise Period"). The Company believes USBCDC will exercise the put options following the end of the respective Exercise Periods. The value attributed to the put/call is immaterial. The Company is required to follow various regulations and contractual provisions that apply to the NMTC transactions. Non-compliance with applicable requirements could result in unrealized projected tax benefits and, therefore, could require the Company to indemnify USBCDC for any loss or recapture of NMTCs related to the financing until the Company's obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with these transactions.

The Company has determined that the Funds are VIEs, of which the Company is the primary beneficiary and has consolidated them in accordance with ASC Topic 810, Consolidation. USBCDC’s contributions are included in other long-term liabilities in the accompanying consolidated balance sheets. Direct costs incurred in structuring the transactions were deferred and are recognized as expense over each Exercise Period. Incremental costs to maintain the structures during the compliance periods are recognized as incurred.

The Company has determined that Twain Investment Fund 222 is a VIE, of which the Company is not the primary beneficiary and has therefore treated the QEI of $2.1 million as debt. The obligation represents the Company's maximum exposure to loss and is included in long-term debt.

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

The Company considers the total notional value of its futures and forward contracts as the best measure of the volume of derivative transactions. At August 31, 2019, the notional values of the Company's foreign currency and commodity contract commitments were $94.1 million and $42.6 million, respectively. At August 31, 2018, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $119.5 million and $55.2 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of August 31, 2019:

Commodity	Long/Short	Total
Aluminum	Long	2,125	MT
Copper	Long	510	MT
Copper	Short	6,158	MT
 _________________
MT = Metric Ton

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company's consolidated statements of earnings, and there were no components excluded from the assessment of hedge effectiveness for the years ended August 31, 2019, 2018 and

2017. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of earnings:

		Year Ended August 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2019	2018	2017
Commodity	Cost of goods sold	$1,716	$7,043	$(9,095)
Foreign exchange	Cost of goods sold	—	(50)	(47)
Foreign exchange	SG&A expenses	(543)	110	(5,400)
Gain (loss) before income taxes		$1,173	$7,103	$(14,542)

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$66,240	$66,240	$—	$—
Commodity derivative assets (2)	1,269	1,269	—	—
Foreign exchange derivative assets (2)	569	—	569	—
Liabilities:
Commodity derivative liabilities (2)	99	99	—	—
Foreign exchange derivative liabilities (2)	899	—	899	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$541,101	$541,101	$—	$—
Commodity derivative assets (2)	1,881	1,881	—	—
Foreign exchange derivative assets (2)	407	—	407	—
Liabilities:
Commodity derivative liabilities (2)	301	301	—	—
Foreign exchange derivative liabilities (2)	1,095	—	1,095	—

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

Other than the Measurement Period adjustments made to the preliminary fair value allocated to the Acquired Businesses' assets and liabilities as described in Note 3, Acquisition and the impairment charges described in Note 4, Changes in Business, there were no other material non-recurring fair value remeasurements during 2019, 2018 and 2017.

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

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets were as follows:

		August 31, 2019		August 31, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$303,810	$300,000	$281,655
2026 Notes (1)	Level 2	350,000	363,444	350,000	339,238
2023 Notes (1)	Level 2	330,000	342,098	330,000	326,090
Short-term borrowings (2)	Level 2	3,929	3,929	—	—
Term Loan (2)	Level 2	210,125	210,125	142,500	142,500
_________________
(1) The fair value of the notes is determined based on indicated market values.
(2) The short-term borrowings and Term Loan contain variable interest rates and their carrying value approximates fair value.

NOTE 14. INCOME TAX

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act ("TCJA") which, among other provisions, reduced the federal corporate tax rate to 21.0% effective January 1, 2018. In connection with the enactment of the TCJA, the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 118 provided a one-year measurement period to complete the accounting under ASC 740. For the year ended August 31, 2018, the Company included provisional estimates of the impact of the TCJA. The Company completed its analysis of the impact of the TCJA during the second quarter of 2019.

Beginning in 2019, the Company is subject to the following provisions of the TCJA: (i) a new tax on global intangible low-taxed income ("GILTI"); (ii) a new deduction for foreign-derived intangible income ("FDII"); (iii) deductibility limitations on compensation for covered employees; and (iv) deductibility limitations on business interest expense. The U.S. Department of Treasury continues to release new and clarifying guidance with regard to interpretation of certain provisions of the TCJA, which the Company evaluates during the period of enactment. Based on enacted legislation through August 31, 2019, the Company has included in the effective tax rate estimates of the tax impacts related to GILTI and the deductibility limitation on compensation for covered employees. The Company has elected to treat the new GILTI tax as a current period cost in the year in which the tax is incurred. The Company's current assessment of FDII and the deductibility limitations on business interest expense did not result in an impact to the effective tax rate.

The components of earnings from continuing operations before income taxes were as follows:

	Year Ended August 31,
(in thousands)	2019	2018	2017
United States	$194,986	$86,731	$25,506
Foreign	73,474	78,653	39,945
Total	$268,460	$165,384	$65,451

The income taxes (benefit) included in the consolidated statements of earnings were as follows:

	Year Ended August 31,
(in thousands)	2019	2018	2017
Current:
United States	$621	$20,210	$11,345
Foreign	14,006	18,308	9,464
State and local	2,892	2,263	2,654
Current taxes	17,519	40,781	23,463
Deferred:
United States	46,922	(11,501)	(13,548)
Foreign	490	(169)	(917)
State and local	4,908	1,002	281
Deferred taxes	52,320	(10,668)	(14,184)
Total income taxes on income	69,839	30,113	9,279
Income taxes (benefit) on discontinued operations	158	(34)	(5,997)
Income taxes on continuing operations	$69,681	$30,147	$15,276

A reconciliation of the federal statutory rate to the Company's effective income tax rate from continuing operations, including material items impacting the effective income tax rate is as follows:

	Year Ended August 31,
(in thousands)	2019	2018	2017
Federal statutory rate	21.0%	25.7%	35.0%
Income tax expense at statutory rate	$56,377	$42,471	$22,908
TCJA - Toll charge and related foreign tax credits	7,410	29,466	—
TCJA - Remeasurement of deferred tax balances	(586)	(25,515)	—
Foreign tax impairment on valuation of subsidiaries (1)	(29,697)	22,315	(92,321)
Gain on international restructure (1)	—	18,926	—
Change in valuation allowance	36,167	(20,839)	113,135
Nontaxable foreign interest (1)	(9,799)	(17,414)	(19,259)
Worthless stock deduction (2)	—	(6,084)	—
Foreign rate differential (3)	(1,466)	(5,973)	(7,518)
Research and experimentation credits	(580)	(4,707)	(1,034)
Audit settlement (4)	120	(3,187)	(659)
State and local taxes	6,085	2,317	1,490
Deferred compensation (5)	(395)	(2,036)	(2,101)
Section 199 manufacturing deduction	—	—	(1,407)
Other	6,045	407	2,042
Income tax expense on continuing operations	$69,681	$30,147	$15,276
Effective income tax rate from continuing operations	26.0%	18.2%	23.3%

_________________

(1)	Fully offset by a valuation allowance.

(2)	Permanent tax benefit related to a worthless stock deduction from the reorganization and exit of the Company's steel trading business headquartered in the United Kingdom.

(3)	The impact of global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19.0%.

(4)	Includes the release of certain unrecognized tax benefits for which the accruals were greater than the amount assessed.

(5)	Nontaxable gain on assets related to the Company’s nonqualified Benefit Restoration Plan ("BRP").

In general, it has been the practice and intention of the Company to indefinitely reinvest earnings of non-U.S. subsidiaries. As a result of the deemed repatriation provisions of TCJA, our foreign earnings through December 31, 2017 were subject to U.S. taxation. As of August 31, 2019, the Company had undistributed earnings of its non-U.S. subsidiaries of approximately $623.5 million. The Company considers these undistributed earnings to be indefinitely reinvested in its foreign subsidiaries. However, as a result of the changes in U.S. taxation of dividends from foreign affiliates, the Company plans to repatriate future earnings from the International Mill segment. We expect that any incremental taxes associated with the future distribution of these earnings will be immaterial.

The Company’s income tax benefit from discontinued operations of $6.0 million for 2017 was largely due to tax benefits from net operating losses related to the exit of the International Marketing and Distribution segment.

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	Year Ended August 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating losses and credits	$295,241	$285,847
Deferred compensation and employee benefits	24,432	21,333
Reserves and other accrued expenses	40,296	12,704
Allowance for doubtful accounts	2,537	2,258
Inventory	8,446	974
Intangibles	480	906
Other	10,600	469
Total deferred tax assets	382,032	324,491
Valuation allowance for deferred tax assets	(283,560)	(268,554)
Deferred tax assets, net	98,472	55,937
Deferred tax liabilities:
Property, plant and equipment	168,701	83,879
Other	1,182	1,053
Total deferred tax liabilities	169,883	84,932
Net deferred tax liabilities	$(71,411)	$(28,995)

Net operating losses giving rise to deferred tax assets consist of $491.5 million of state net operating losses that expire during the tax years ending from 2020 to 2039 and foreign net operating losses of $820.8 million that expire in varying amounts beginning in 2020 (with certain amounts having indefinite carryforward periods). These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The Company's valuation allowances primarily relate to net operating loss carryforwards in certain state and foreign jurisdictions and certain credit carryforwards for which utilization is uncertain.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Year Ended August 31,
(in thousands)	2019	2018	2017
Balance at September 1	$3,121	$9,283	$9,522
Change for tax positions of prior years	5,531	3,121	—
Reductions due to settlements with taxing authorities	—	(8,028)	(239)
Reductions due to lapse of statute of limitations	—	(1,255)	—
Balance at August 31 (1)	$8,652	$3,121	$9,283

_________________

(1)	The full balance of unrecognized income tax benefits in each year, if recognized, would have impacted the Company’s effective income tax rate at the end of each respective year.

The Company's policy classifies interest and any statutory penalties recognized on a tax position as income tax expense. At August 31, 2019 and 2018, accrued interest and penalties related to uncertain tax positions was not material.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The Company is currently under examination with certain state revenue authorities for fiscal years 2015 through 2017. The following is a summary of all tax years that are open to examination.

U.S. Federal — 2016 and forward
U.S. States — 2015 and forward
Foreign — 2012 and forward

NOTE 15. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and nonqualified stock options, restricted stock and units, stock appreciation rights and performance-based awards. The Compensation Committee of CMC's Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plans. Stock-based compensation expense for 2019, 2018 and 2017 of $25.1 million, $23.9 million and $30.3 million, respectively, was mainly included in selling, general and administrative expenses on the Company's consolidated statements of earnings. As of August 31, 2019, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $15.9 million, which is expected to be recognized over a weighted-average period of three years.
The following table summarizes the total awards granted:

	Restricted Stock Awards/Units	Performance Awards
2019 grants	889,238	483,984
2018 grants	667,341	367,514
2017 grants	1,303,976	576,286

As of August 31, 2019, the Company had 8,021,005 shares available for future grants.

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

The estimated fair value of the stock-settled restricted stock units is based on the closing price of the Company's common stock on the date of grant, discounted for the expected dividend yield through the vesting period. Compensation cost related to the stock-

settled restricted stock units is recognized ratably over the service period and is included in equity on the Company's consolidated balance sheets. During the first quarter of 2017, certain restricted stock units and performance stock units (the "modified stock units") that were previously accounted for under the equity method were modified to allow optionality related to the net share settlement feature, which resulted in accounting for these awards under the liability method. During the first quarter of 2018, the modified stock units were further modified, causing such units to revert back to equity method accounting. The liability related to the cash-settled restricted stock units and modified stock units was included in accrued expenses and other payables on the Company's consolidated balance sheets. The Company recorded mark-to-market income on liability-treated awards of $1.0 million for 2019, compared to expenses of $0.9 million and $2.8 million for 2018 and 2017, respectively, as a result of the modification and the impact of the change in stock value on liability-treated awards. The fair value of the cash-settled restricted stock units as well as the modified stock units is remeasured each reporting period and is recognized ratably over the service period.

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

Performance targets established by the Compensation Committee for performance stock units awarded in 2019, 2018 and 2017 were weighted 75% based on the Company's cumulative EBITDA targets and positive return on invested capital for the fiscal year in which the awards were granted and the succeeding two fiscal years, as approved by CMC's Board of Directors in the respective year's business plan, and 25% based on a three year relative total stockholder return metric. Performance stock units awarded to U.S. participants will be settled in shares of the Company's common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The performance stock units awarded in 2019 and 2018 associated with the cumulative EBITDA targets have been classified as liability awards since the final EBITDA target will not be set until the third year of the performance period. Consequently, these awards were included in accrued expenses and other payables on the Company's consolidated balance sheets. The fair value of these performance stock units is remeasured each reporting period and is recognized ratably over the service period. The performance stock units associated with the total stockholder return metric were valued at fair value on the date of grant using the Monte Carlo pricing model and were included in equity on the Company's consolidated balance sheets.

Performance stock units awarded to non-U.S. participants in 2019 will be settled in stock while the performance stock units awarded to non-U.S. participants in 2018 and 2017 will be settled in cash. The fair value of the performance stock units is remeasured each reporting period and is recognized ratably over the service period. The liability related to these awards was included in accrued expenses and other payables on the Company's consolidated balance sheets.

Information for restricted stock units and performance stock units, excluding those expected to settle in cash, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding as of September 1, 2016	2,700,230	$16.49
Granted	1,462,442	16.17
Vested	(1,385,753)	17.62
Forfeited	(323,339)	16.58
Outstanding as of August 31, 2017	2,453,580	15.65
Granted	1,216,461	20.69
Vested	(1,685,898)	18.00
Forfeited	(183,425)	15.89
Outstanding as of August 31, 2018	1,800,718	16.82
Granted	1,505,449	17.75
Vested	(992,167)	20.09
Forfeited	(34,432)	17.90
Outstanding as of August 31, 2019	2,279,568	$15.99

The total fair value of shares vested during 2019, 2018 and 2017 was $19.9 million, $30.3 million and $24.4 million, respectively.

The Company granted 374,281 and 322,695 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during 2019 and 2018, respectively. As of August 31, 2019, the Company had 718,223 equivalent shares of awards outstanding and expects 683,921 equivalent shares to vest.

Stock Appreciation Rights

Stock appreciation rights are awarded to certain employees with an exercise price equal to the market value of the Company's common stock on the date of grant. No stock appreciation rights were granted during 2019, 2018 and 2017.

Combined activity for the Company's stock appreciation rights, excluding the cash component, was as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of September 1, 2016	358,994	$14.39
Exercised	(235,687)	14.72
Forfeited/Expired	(14,000)	14.05
Outstanding as of August 31, 2017	109,307	$13.72	1.3	$564,826
Exercised	(51,961)	15.03
Forfeited/Expired	(9,107)	13.17
Outstanding as of August 31, 2018	48,239	$12.42	0.5	$442,962
Exercised	(38,182)	11.60
Forfeited/Expired	—	—
Outstanding as of August 31, 2019	10,057	$14.12	0.2	$15,588
Exercisable at August 31, 2019	10,057	$14.12	0.2	$15,588
Remaining unvested stock appreciation rights expected to vest	—	$—

The total intrinsic value of stock appreciation rights exercised was immaterial for 2019, 2018 and 2017.

As of August 31, 2019, the Company had no equivalent shares of cash-settled stock appreciation rights outstanding.

Stock Purchase Plan

Almost all U.S. resident employees with one year of service at the beginning of each calendar year may participate in the Company's employee stock purchase plan. Each eligible employee may purchase up to 400 shares annually. The Board of Directors established a 15% purchase discount based on market prices on specified dates for 2019, 2018 and 2017. Yearly activity of the stock purchase plan was as follows:

	2019	2018	2017
Shares subscribed	446,950	289,040	173,420
Price per share	$13.80	$17.84	$18.99
Shares purchased	226,860	123,930	166,220
Price per share	$17.84	$18.99	$12.04
Shares available for future issuance	2,753,214

NOTE 16. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution 401(k) retirement plan. The tax qualified defined contribution plan is maintained, and contributions are made, in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives benefits pursuant to its BRP equal to amounts that would have been available under the tax qualified ERISA plan, but were subject to the limitations of ERISA, tax laws and regulations. Company expenses for these plans, a portion of which are discretionary, are primarily recorded in both cost of goods sold and selling, general and administrative expenses, with an immaterial portion included in earnings (loss) from discontinued operations before income taxes, and totaled $32.9 million, $27.3 million and $28.3 million for 2019, 2018 and 2017, respectively.

The deferred compensation liability under the BRP was $45.7 million and $49.3 million at August 31, 2019 and 2018, respectively, with $39.9 million and $42.8 million, respectively, included in other long-term liabilities on the Company's consolidated balance sheets. At August 31, 2019 and 2018, $5.8 million and $6.5 million, respectively, of the deferred compensation liability related to the BRP was included in accrued expenses and other payables on the Company's consolidated balance sheets. Though under no obligation to fund the BRP, the Company has segregated assets in a trust with a current value of $56.3 million and $56.2 million at August 31, 2019 and 2018, respectively, and such assets were included in other long-term assets on the Company's consolidated balance sheets. The net holding gain on these segregated assets was $3.3 million, $9.3 million, and $7.5 million for 2019, 2018 and 2017, respectively, and was included in net sales in the Company's consolidated statements of earnings.

In 2019, the Company acquired certain assets, including a partially funded defined benefit pension plan, from Gerdau S.A., (the "Plan") as part of the Acquisition. Upon acquisition, the excess of projected Plan benefit obligations over the Plan assets was recognized as a liability and previously existing deferred actuarial gains and losses and unrecognized service costs or benefits were eliminated. Pension benefits associated with the Plan are generally based on each participant’s years of service, compensation, and age at retirement or termination. The Plan was closed to new participants prior to acquisition. The following tables include a reconciliation of the beginning and ending balances of pension benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s consolidated balance sheet as of August 31, 2019. No information is presented for prior periods as the Plan was acquired in 2019.

(in thousands)	2019
Benefit obligation at beginning of year	$—
Acquisition	26,336
Service cost	354
Interest cost	926
Actuarial loss	4,883
Benefits paid	(838)
Benefit obligation at end of year	$31,661

Fair value of plan assets at beginning of year	$—
Acquisition	21,023
Actual return on plan assets	2,887
Administrative expenses	(69)
Employer contributions	432
Benefits paid	(838)
Fair value of plan assets at end of year	23,435
Funded status at end of year (net liability recognized in balance sheet as of August 31)	$(8,226)

Amounts recognized in accumulated other comprehensive income as of August 31
Net actuarial loss	$2,823

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels.

The service cost component of net periodic benefit cost is recorded in cost of goods sold. Components of net periodic benefit cost and other supplemental information are detailed below.

(in thousands)	2019
Service cost	$354
Expected administrative expenses	250
Interest cost	926
Expected return on plan assets	(1,008)
Total net periodic benefit cost	522
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss arising during measurement period	2,823
Total recognized in other comprehensive income	2,823
Total recognized in net periodic benefit cost and other comprehensive income	$3,345

Weighted-average assumptions used to determine benefit obligations as of August 31, 2019 are detailed below.

2019
Effective discount rate for benefit obligations	3.2%

Weighted-average assumptions used to determine net periodic benefit cost for 2019 are detailed below.

2019
Effective rate for interest on benefit obligations	4.3%
Effective rate for service cost	4.7%
Expected long-term rate of return	6.0%

The Company determines the discount rate used to measure plan liabilities as of the August 31 measurement date for the Plan, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, corporate bonds that would produce cash flows sufficient in timing and amount to settle projected future benefits.

The Company measures service cost and interest cost separately using the full yield curve approach applied to each corresponding obligation. Service costs are determined based on duration-specific spot rates applied to the service cost cash flows. The interest cost calculation is determined by applying duration-specific spot rates to the year-by-year projected benefit payments. The full yield curve approach does not affect the measurement of the total benefit obligations.

The Company’s assumption for the expected return on plan assets was 6% in 2019. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates. As of August 31, 2019, the Company’s expected long-term rate of return on plan assets for 2020 is 6%. The expected return assumption is based on the strategic asset allocation of the plan and long term capital market return expectations.

The Company expects to contribute $1.0 million to meet minimum cash funding requirements in 2020. Future contributions will depend on market conditions, interest rates and other factors.

Plan Assets

Plan assets consist primarily of public equity and corporate bonds. The principal investment objectives are to maximize total return without assuming undue risk exposure. Each asset class has broadly diversified characteristics. Asset and benefit obligation forecasting studies are conducted periodically, generally every two to three years, or when significant changes have occurred in market conditions, benefits, participant demographics or funded status.

The plan's weighted-average asset targets and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories, are detailed below.

	Pension Assets
	Target Percent			2019
Fixed income securities	50%	—	55%	50.1%
Equity securities:
Domestic	25.0	—	30.0	26.0
International	10.0	—	15.0	12.7
Mutual funds	5.0	—	10.0	9.5
Cash	—	—	5.0	1.7
Total				100.0%

Investment Valuation

Investments are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

Investments in securities traded on a national securities exchange are valued at the last reported sales price on the final business day of the year.

Fixed income securities are valued at the yields currently available on comparable securities of issues with similar credit ratings.

Purchases and sales of securities are recorded as of the trade date. Realized gains and losses on sales of securities are determined based on average cost. Interest income is recognized on the accrual basis. Dividend income is recognized on the ex-dividend date.

Non-interest bearing cash is valued at cost, which approximates fair value.

Fair Value Measurements

See Note 13, Fair Value, for a discussion of fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The following table sets forth the plan assets by asset class as of August 31, 2019. All securities are traded on a national securities exchange and therefore are Level 1 assets in the fair value hierarchy.

(in thousands)	Fair Value at Measurement Date
Asset Class	August 31, 2019
Fixed income securities	$11,738
Equity securities:
Domestic	6,090
International	2,981
Mutual funds	2,232
Total equity securities	11,303
Cash	411
Total	23,452
Other	(17)
Fair value of plan assets	$23,435

Future Pension Benefit Payments

The table provides the estimated pension benefit payments that are payable from the plans to participants in the following years:

Year Ended August 31,	(in thousands)
2020	$1,265
2021	1,343
2022	1,408
2023	1,464
2024	1,515
Next five years	8,146

NOTE 17. CAPITAL STOCK

Treasury Stock

During the first quarter of 2015, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $100.0 million of the Company's common stock. The share repurchase program does not require the Company to acquire any dollar amount or number of shares of common stock and may be modified, suspended, extended or terminated at any time without prior notice. During 2019, 2018 and 2017, the Company did not purchase any shares of common stock. The Company had remaining authorization to purchase $27.6 million of common stock at August 31, 2019.

Preferred Stock

The Company has 2,000,000,000 shares of preferred stock, par value of $1.00 per share, authorized. The Company may issue preferred stock in series, and the shares of each series may have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

NOTE 18. EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	Year Ended August 31,
	2019	2018	2017
Earnings from continuing operations	$198,779	$135,237	$50,175

Basic earnings per share:
Shares outstanding for basic earnings per share	117,834,558	116,822,583	115,654,466

Basic earnings per share from continuing operations	$1.69	$1.16	$0.43

Diluted earnings per share:
Shares outstanding for basic earnings per share	117,834,558	116,822,583	115,654,466
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,290,070	1,323,265	1,709,942
Shares outstanding for diluted earnings per share	119,124,628	118,145,848	117,364,408

Diluted earnings per share from continuing operations	$1.67	$1.14	$0.43

Anti-dilutive shares not included above	—	—	—

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

Year Ending August 31,	(in thousands)
2020	$34,511
2021	27,383
2022	22,074
2023	17,433
2024	10,478
Thereafter	12,938
Total	$124,817

Total rental expense was $58.2 million, $38.0 million and $37.3 million in 2019, 2018 and 2017, respectively.

See Note 2, Summary of Significant Accounting Policies, for discussion on the impact of adopting ASU 2016-02, Leases, to the consolidated financial statements in 2020.

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none of which are owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statutes to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At both August 31, 2019 and 2018, the Company had $0.7 million accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $3.6 million and $4.0 million as of August 31, 2019 and 2018, respectively, of which $1.8 million and $1.9 million were classified as other long-term liabilities as of August 31, 2019 and 2018, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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

NOTE 20. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables were as follows:

	Year Ended August 31,
(in thousands)	2019	2018
Salaries and incentive compensation	$133,705	$106,123
Advance billings on contracts	41,631	7,109
Taxes other than income taxes	38,660	26,946
Worker's compensation and general liability insurance	38,485	23,462

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

During 2018, the Company substantially completed the exit of the International Marketing and Distribution segment. See Note 4, Changes in Business, for further information. Certain components of the International Marketing and Distribution segment which were wound down in prior periods, including the Company's steel trading operations based in the United Kingdom, did not meet the criteria for discontinued operations, and thus, were included in continuing operations for all periods presented. These activities were included in the results of Corporate and Other, and were immaterial in 2018. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's BRP and short-term investments, expenses of the Company's corporate headquarters, interest expense related to its long-term debt and intercompany eliminations.

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

The following table summarizes certain financial information from continuing operations by reportable segment:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
2019
Net sales-unaffiliated customers	$908,451	$1,882,994	$2,209,671	$815,723	$12,163	$5,829,002
Intersegment sales	238,095	1,185,280	13,708	1,325	(1,438,408)	—
Net sales	1,146,546	3,068,274	2,223,379	817,048	(1,426,245)	5,829,002
Adjusted EBITDA	42,124	545,215	(123,014)	100,102	(140,342)	424,085
Interest expense*	3,097	16,186	27,656	2,493	21,941	71,373
Capital expenditures	22,560	54,069	12,490	40,337	9,380	138,836
Depreciation and amortization	16,825	91,326	17,567	25,993	6,941	158,652
Impairment of assets	—	—	369	15	—	384
Total assets**	257,517	1,667,366	1,106,420	464,177	263,291	3,758,771
2018
Net sales-unaffiliated customers	$1,117,714	$1,204,181	$1,416,572	$885,919	$19,337	$4,643,723
Intersegment sales	247,715	792,722	11,310	1,119	(1,052,866)	—
Net sales	1,365,429	1,996,903	1,427,882	887,038	(1,033,529)	4,643,723
Adjusted EBITDA	68,694	301,805	(39,394)	131,720	(110,604)	352,221
Interest expense*	3,605	5,317	14,295	2,699	15,041	40,957
Capital expenditures	8,592	121,029	14,386	23,552	3,808	171,367
Depreciation and amortization	17,246	61,512	13,537	27,255	11,958	131,508
Impairment of assets	180	8	14,157	27	—	14,372
Total assets**	291,838	1,115,339	739,151	485,548	696,428	3,328,304
2017
Net sales-unaffiliated customers	$865,462	$917,689	$1,364,826	$636,402	$59,690	$3,844,069
Intersegment sales	146,038	647,765	11,102	871	(805,776)	—
Net sales	1,011,500	1,565,454	1,375,928	637,273	(746,086)	3,844,069
Adjusted EBITDA	33,541	224,183	27,259	76,068	(125,229)	235,822
Interest expense*	2,979	(3,394)	9,899	3,079	31,588	44,151
Capital expenditures	7,148	172,738	15,495	12,603	5,090	213,074
Depreciation and amortization	15,501	49,419	13,400	25,830	20,340	124,490
Impairment of assets	559	—	—	150	1,021	1,730
Total assets**	240,371	933,022	683,609	464,428	653,701	2,975,131
________________________
* Includes intercompany interest expense (income) in the segments, which is eliminated within Corporate and Other.
** Total assets listed in Corporate and Other includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Year Ended August 31,
(in thousands)	2019	2018	2017
Earnings from continuing operations	$198,779	$135,237	$50,175
Interest expense	71,373	40,957	44,151
Income taxes	69,681	30,147	15,276
Depreciation and amortization	158,652	131,508	124,490
Amortization of acquired unfavorable contract backlog	(74,784)	—	—
Impairment of assets	384	14,372	1,730
Adjusted EBITDA from continuing operations	$424,085	$352,221	$235,822

The following table present the Company's external net sales from continuing operations by major geographic area:

	Year Ended August 31,
(in thousands)	2019	2018	2017
Geographic area:
North America	$4,843,985	$3,535,499	$3,015,481
Europe	833,627	892,452	666,396
Asia and other	151,390	215,772	162,192
Net sales	$5,829,002	$4,643,723	$3,844,069

The following table presents long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	August 31,
(in thousands)	2019	2018	2017
United States	$1,426,131	$1,001,102	$971,881
Europe and other	173,087	171,505	187,995
Total long-lived assets	$1,599,218	$1,172,607	$1,159,876

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2019 and 2018 was as follows:

	Three Months Ended Fiscal 2019
(in thousands except per share data)	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales*	$1,277,342	$1,402,783	$1,605,872	$1,543,005
Gross profit*	158,909	150,290	241,630	252,659
Net earnings from continuing operations	19,420	14,928	78,551	85,880
Net earnings	19,742	13,850	78,390	86,111
Basic EPS from continuing operations	0.17	0.13	0.67	0.73
Diluted EPS from continuing operations	0.16	0.13	0.66	0.72
Basic EPS	0.17	0.12	0.66	0.73
Diluted EPS	0.17	0.12	0.66	0.72

	Three Months Ended Fiscal 2018
(in thousands except per share data)	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales*	$1,076,533	$1,054,268	$1,204,484	$1,308,438
Gross profit*	143,017	127,167	168,570	183,411
Net earnings from continuing operations	31,871	9,781	42,325	51,260
Net earnings	36,810	10,169	39,965	51,560
Basic EPS from continuing operations	0.27	0.08	0.36	0.44
Diluted EPS from continuing operations	0.27	0.08	0.36	0.43
Basic EPS	0.32	0.09	0.34	0.44
Diluted EPS	0.31	0.09	0.34	0.44
_________________________
*Excludes discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We are in the process of integrating the Acquired Businesses which represented approximately 24% of the Company's consolidated total assets and consolidated net sales as of and for the year ended August 31, 2019. In reliance on interpretive guidance issued by the SEC staff, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of the Acquired Businesses. Management will include the Acquired Businesses in its 2020 assessment of internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2019.

Management's Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2019 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2019.

CMC's internal control over financial reporting as of August 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting. No change to our internal control over financial reporting occurred during the quarter ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required in response to this item with regard to directors is incorporated by reference into this Annual Report from our definitive proxy statement for our 2020 annual meeting of stockholders (such proxy statement, the "2020 Proxy Statement"). Such information will be included in the 2020 Proxy Statement under the captions "Proposal 1: Election of Directors," "Certain Relationships and Related Person Transactions," "Delinquent Section 16(a) Reports," "Audit Committee Report" and "Corporate Governance; Board and Committee Matters." Information regarding the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report and incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 is incorporated by reference into this Annual Report from our 2020 Proxy Statement. Such information will be included in the 2020 Proxy Statement under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about our equity compensation plans as of August 31, 2019:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity
Compensation plans approved by security holders	2,289,625	$15.98	8,021,005
Equity
Compensation plans not approved by security holders	—	—	—
Total	2,289,625	$15.98	8,021,005

The other information required in response to this Item 12 is incorporated by reference into this Annual Report from the 2020 Proxy Statement. Such information will be included in the 2020 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report from the 2020 Proxy Statement. Such information will be included in the 2020 Proxy Statement under the caption "Certain Relationships and Related Person Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated by reference into this Annual Report from the 2020 Proxy Statement. Such information will be included in the 2020 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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

3(i)(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K dated September 23, 2019).

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

4(i)(g)	Form of 5.750% Senior Note due 2026 (filed as Exhibit 4.2 to Commercial Metals Company’s Current Report on Form 8-K filed May 3, 2018 and incorporated herein by reference).

4(ii)(a)	The description of Commercial Metals Company's Common Stock (filed herewith).

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

10(i)(o)
Seventh Amendment to the Fourth Amended and Restated Credit Agreement, dated October 31, 2019, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed herewith).

10(i)(p)
Amendment No. 7 to Receivables Purchase Agreement, dated August 31, 2018, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., Coöperatieve Rabobank U.A., and Nieuw Amsterdam Receivables Corporation B.V. (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed on September 4, 2018 and incorporated herein by reference).

10(i)(q)
Joinder and Amendment No. 5 to Receivables Sale Agreement and Performance Undertaking, dated September 1, 2018, by and among Commercial Metals Company, as servicer and provider of the Performance Undertaking, certain subsidiaries of Commercial Metals Company, as originators, and CMC Receivables, Inc. (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed on September 4, 2018 and incorporated herein by reference).

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

10(iii)(g)*
Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.2 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 and incorporated herein by reference).

10(iii)(h)*
Form of Non-Employee Director Stock Appreciation Rights Agreement (filed as Exhibit 10(iii)(q) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and incorporated herein by reference).

10(iii)(i)*	Form of Performance Award Agreement (Filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 and incorporated herein by reference).

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

10(iii)(q)*	Employment Agreement, dated August 13, 2019, by and between Paul J. Lawrence and Commercial Metals Company (filed herewith).

10(iii)(r)*	Executive Employment Continuity Agreement, dated September 1, 2019, by and between Paul J. Lawrence and Commercial Metals Company (filed herewith).

21	Subsidiaries of Commercial Metals Company (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31(a)	Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of Paul J. Lawrence, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)
Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32(b)
Certification of Paul J. Lawrence, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File

*	Denotes management contract or compensatory plan.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Additions			Deductions
Description (in thousands)	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts		Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year Ended August 31, 2019
Allowance for doubtful accounts	$4,489		1,820	4,718	(1)	(75)	(2,549)	(2)	$8,403
Deferred tax valuation allowance	268,554		22,220			(7,214)			283,560
Year Ended August 31, 2018
Allowance for doubtful accounts	$4,146	(3)	2,645	(165)	(1)	(136)	(2,001)	(2)	$4,489
Deferred tax valuation allowance	273,991		31,471			(36,908)			268,554
Year Ended August 31, 2017
Allowance for doubtful accounts	$6,427		7,108	1,074	(1)	(1,059)	(4,885)	(2)	$8,665
Deferred tax valuation allowance	153,011		127,660			(6,680)			273,991

(1)	Recoveries and translation adjustments.

(2)
Uncollectable accounts charged to the allowance. For the years ended August 31, 2018 and 2017, $166 and $(1,841) were reclassified to the fair value of the deferred purchase price under our sale of accounts receivables program, respectively. In 2019, there were no reclassifications due to the adoption of ASU 2016-15 as described in Note 7, Accounts Receivable Programs, in Part II, Item 8 of this Annual Report.

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

COMMERCIAL METALS COMPANY
By	/s/ Barbara R. Smith
Barbara R. Smith
Chairman of the Board, President and Chief Executive Officer
	Date:	October 23, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Barbara R. Smith	/s/ J. David Smith

Barbara R. Smith, October 23, 2019	J. David Smith, October 23, 2019
Chairman of the Board, President and Chief Executive Officer	Director

/s/ Joseph C. Winkler	/s/ Charles L. Szews

Joseph C. Winkler, October 23, 2019	Charles L. Szews, October 23, 2019
Lead Director	Director

/s/ Vicki L. Avril	/s/ Richard B. Kelson

Vicki L. Avril, October 23, 2019	Richard B. Kelson, October 23, 2019
Director	Director

/s/ Rhys J. Best	/s/ Paul J. Lawrence

Rhys J. Best, October 23, 2019	Paul J. Lawrence, October 23, 2019
Director	Vice President and Chief Financial Officer

/s/ Rick J. Mills	/s/ Adam R. Hickey

Rick J. Mills, October 23, 2019	Adam R. Hickey, October 23, 2019
Director	Vice President and Chief Accounting Officer

/s/ Sarah Raiss

Sarah Raiss, October 23, 2019
Director