Form 10-K/A
period 2019-08-31
COMMERCIAL METALS Co
filed 2019-11-01
CIK 22444

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
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated by reference into the listed Part of Form 10-K:

Registrant's definitive proxy statement for the 2020 annual meeting of stockholders — Part III

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended August 31, 2019 filed by Commercial Metals Company (the “Company”) on October 23, 2019 (the “Original Annual Report”) corrects a typographical error in the amount of Adjusted EBITDA contributed to the Company’s Americas Mills segment in fiscal 2019 by the Acquired Businesses (as defined in the Original Annual Report) in Item 7 of Part II - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segments - Fiscal Year 2019 Compared to Fiscal Year 2018 - Americas Mills.” The Original Annual Report inadvertently referenced the Acquired Businesses’ Adjusted EBITDA contribution amount for the fourth quarter of fiscal year 2019 of $58.1 million, rather than the Acquired Businesses’ Adjusted EBITDA contribution amount for fiscal year 2019 of $146.0 million.
In addition, currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment, the Company is not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, the remainder of the Original Annual Report is unchanged, and this Amendment does not reflect any event occurring after the date of the Original Annual Report.
The following section in Item 7 of Part II of the Original Annual Report is hereby amended and restated in its entirety as follows:

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

Adjusted EBITDA in 2019 increased $243.4 million compared to 2018. This increase was due, in part, to the Acquired Businesses, which contributed $146.0 million to Adjusted EBITDA in 2019, coupled with a 24% increase in metal margin. Partially offsetting margin expansion were increases in conversion costs of approximately $41 per ton excluding the increase related to the Acquired Businesses, due to increased electrode prices and repairs and maintenance expenses compared to 2018. Adjusted EBITDA included non-cash stock compensation expense of $5.6 million and $5.2 million, in 2019 and 2018, respectively.

ITEM 15. EXHIBIT

EXHIBIT
NO.	DESCRIPTION
31(a)	Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of Paul J. Lawrence, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Barbara R. Smith
Barbara R. Smith
Chairman of the Board, President and Chief Executive Officer
	Date:	November 1, 2019

3