Form 10-Q
period 2019-11-30
COMMERCIAL METALS Co
filed 2020-01-07
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 6, 2020, 118,650,173 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended November 30,
(in thousands, except share data)	2019	2018
Net sales	$1,384,708	$1,277,342
Costs and expenses:
Cost of goods sold	1,146,514	1,118,433
Selling, general and administrative expenses	111,529	117,217
Interest expense	16,578	16,663
	1,274,621	1,252,313

Earnings from continuing operations before income taxes	110,087	25,029
Income taxes	27,332	5,609
Earnings from continuing operations	82,755	19,420

Earnings from discontinued operations before income taxes	895	457
Income taxes	302	135
Earnings from discontinued operations	593	322

Net earnings	$83,348	$19,742

Basic earnings per share*
Earnings from continuing operations	$0.70	$0.17
Earnings from discontinued operations	0.01	—
Net earnings	$0.70	$0.17

Diluted earnings per share*
Earnings from continuing operations	$0.69	$0.16
Earnings from discontinued operations	—	—
Net earnings	$0.70	$0.17

Average basic shares outstanding	118,370,191	117,387,038
Average diluted shares outstanding	119,773,538	118,682,473
See notes to condensed consolidated financial statements.
 _________________
*Earnings Per Share ("EPS") is calculated independently for each component and may not sum to Net EPS due to rounding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2019	2018
Net earnings	$83,348	$19,742
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	6,924	(9,657)
Reclassification for translation loss realized upon liquidation of investment in foreign entity	—	(99)
Foreign currency translation adjustment	6,924	(9,756)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss)	714	(35)
Reclassification for loss included in net earnings	(89)	(42)
Net unrealized gain (loss) on derivatives	625	(77)
Defined benefit obligation:
Amortization of prior services	(8)	(7)
Reclassification for settlement losses	—	1,316
Defined benefit obligation	(8)	1,309
Other comprehensive income (loss)	7,541	(8,524)
Comprehensive income	$90,889	$11,218
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	November 30, 2019	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$224,797	$192,461
Accounts receivable (less allowance for doubtful accounts of $8,348 and $8,403)	961,458	1,016,088
Inventories, net	649,681	692,368
Other current assets	178,647	179,088
Total current assets	2,014,583	2,080,005
Property, plant and equipment, net	1,504,308	1,500,971
Goodwill	64,178	64,138
Other noncurrent assets	225,282	113,657
Total assets	$3,808,351	$3,758,771
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$243,857	$288,005
Accrued expenses and other payables	317,455	353,786
Acquired unfavorable contract backlog	26,935	35,360
Current maturities of long-term debt and short-term borrowings	13,717	17,439
Total current liabilities	601,964	694,590
Deferred income taxes	107,069	79,290
Other noncurrent liabilities	218,178	133,620
Long-term debt	1,179,443	1,227,214
Total liabilities	2,106,654	2,134,714
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 118,649,865 and 117,924,938 shares	1,290	1,290
Additional paid-in capital	347,192	358,668
Accumulated other comprehensive loss	(116,585)	(124,126)
Retained earnings	1,654,489	1,585,379
Less treasury stock, 10,410,799 and 11,135,726 shares at cost	(184,885)	(197,350)
Stockholders' equity	1,701,501	1,623,861
Stockholders' equity attributable to noncontrolling interests	196	196
Total stockholders' equity	1,701,697	1,624,057
Total liabilities and stockholders' equity	$3,808,351	$3,758,771
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended November 30,
(in thousands)	2019	2018
Cash flows from (used by) operating activities:
Net earnings	$83,348	$19,742
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	40,947	35,182
Deferred income taxes	27,939	(352)
Amortization of acquired unfavorable contract backlog	(8,331)	(11,332)
Stock-based compensation	8,269	4,217
Net gain on disposals of subsidiaries, assets and other	(6,733)	(1,271)
Other	1,175	45
Changes in operating assets and liabilities	(196)	(36,333)
Beneficial interest in securitized accounts receivable	—	(367,521)
Net cash flows from (used by) operating activities	146,418	(357,623)

Cash flows from (used by) investing activities:
Capital expenditures	(45,559)	(37,914)
Proceeds from the sale of property, plant and equipment	9,651	1,953
Proceeds from insurance, sale of discontinued operations and other	784	5,798
Acquisitions, net of cash acquired	—	(694,802)
Beneficial interest in securitized accounts receivable	—	367,521
Net cash flows used by investing activities:	(35,124)	(357,444)

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	—	180,000
Repayments of long-term debt	(53,298)	(7,175)
Proceeds from accounts receivable programs	27,050	33,439
Repayments under accounts receivable programs	(31,057)	(45,586)
Dividends	(14,238)	(14,116)
Stock issued under incentive and purchase plans, net of forfeitures	(7,817)	(6,220)
Net cash flows from (used by) financing activities	(79,360)	140,342
Effect of exchange rate changes on cash	196	(353)
Increase (decrease) in cash, restricted cash and cash equivalents	32,130	(575,078)
Cash, restricted cash and cash equivalents at beginning of period	193,729	632,615
Cash, restricted cash and cash equivalents at end of period	$225,859	$57,537
See notes to condensed consolidated financial statements.

Supplemental information:	Three Months Ended November 30,
(in thousands)	2019	2018
Cash paid for income taxes	$2,119	$4,879
Cash paid for interest	20,031	19,807

Noncash activities:
Liabilities related to additions of property, plant and equipment	17,569	19,676

Cash and cash equivalents	$224,797	$52,352
Restricted cash	1,062	5,185
Total cash, restricted cash and cash equivalents	$225,859	$57,537

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended November 30, 2019
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2019	129,060,664	$1,290	$358,668	$(124,126)	$1,585,379	(11,135,726)	$(197,350)	$196	$1,624,057
Net earnings					83,348				83,348
Other comprehensive income				7,541					7,541
Dividends ($0.12 per share)					(14,238)				(14,238)
Issuance of stock under incentive and purchase plans, net of forfeitures			(20,282)			724,927	12,465		(7,817)
Stock-based compensation			8,806						8,806
Balance, November 30, 2019	129,060,664	$1,290	$347,192	$(116,585)	$1,654,489	(10,410,799)	$(184,885)	$196	$1,701,697

	Three Months Ended November 30, 2018
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2018	129,060,664	$1,290	$352,674	$(93,677)	$1,446,495	(12,045,106)	$(213,385)	$186	$1,493,583
Net earnings					19,742				19,742
Other comprehensive loss				(8,524)					(8,524)
Dividends ($0.12 per share)					(14,116)				(14,116)
Issuance of stock under incentive and purchase plans, net of forfeitures			(17,090)			618,643	10,870		(6,220)
Stock-based compensation			7,309						7,309
Adoption of ASC 606 adjustment					(2,747)				(2,747)
Balance, November 30, 2018	129,060,664	$1,290	$342,893	$(102,201)	$1,449,374	(11,426,463)	$(202,515)	$186	$1,489,027
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2019 ("2019 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements included in the 2019 Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full fiscal year.

Recently Adopted Accounting Pronouncements

On September 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended, (“ASU 2016-02”), using the modified retrospective transition approach. ASU 2016-02 requires a lessee to recognize a right-of-use ("ROU") asset and a lease liability on its balance sheet for all leases with terms longer than twelve months. The Company’s financial statements for periods prior to September 1, 2019 were not modified for the application of this ASU. Upon adoption of ASU 2016-02, the Company recorded the following amounts associated with operating leases in its condensed consolidated balance sheet at September 1, 2019: $113.4 million of ROU assets, in other noncurrent assets, $30.9 million in accrued expenses and other payables and $84.9 million in other noncurrent liabilities. There was no impact to the opening balance of retained earnings as a result of implementing ASU 2016-02. The Company elected the package of three practical expedients available under the ASU. Additionally, the Company implemented appropriate changes to internal processes and controls to support recognition, subsequent measurement and disclosures.

The Company's leases are primarily for office space, land and equipment. The Company determines if an arrangement is a lease at inception of a contract if the terms state the Company has the right to direct the use of and obtain substantially all the economic benefits from a specific asset identified in the contract. The ROU assets represent the Company's right to use the underlying assets for the lease term and its lease liabilities represent the obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments to be made over the lease term. Certain of the Company's lease agreements contain options to extend the lease. The Company evaluates these options on a lease-by-lease basis, and, if the Company determines it is reasonably certain to be exercised, the lease term includes the extension. The Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments, and lease expense is recognized on a straight-line basis over the lease term. The incremental borrowing rate is the rate of interest the Company could borrow on a collateralized basis over a similar term with similar payments. The Company does not record leases with an initial term of twelve months or less (“short-term leases”) in its condensed consolidated balance sheets.

Certain of the Company's lease agreements include payments for certain variable costs not determinable upon lease commencement including mileage, utilities, fuel and inflation adjustments. These variable lease payments are recognized in cost of goods sold and selling, general and administrative expenses, but are not included in the ROU asset or lease liability balances. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants.
NOTE 2. CHANGES IN BUSINESS

Acquisition

On November 5, 2018 (the "Acquisition Date"), the Company completed the acquisition of 33 rebar fabrication facilities in the United States ("U.S."), as well as four electric arc furnace ("EAF") mini mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses." The total cash purchase price, including working capital adjustments, was $701.2 million, and was funded through a combination of domestic cash on-hand and borrowings under a term loan (the "Term Loan").

The purchase price paid was allocated between the acquired mills and fabrication facilities. The results of operations of the Acquired Businesses are reflected in the Company’s condensed consolidated financial statements from the Acquisition Date. The purchase price was allocated among assets acquired and liabilities assumed at fair value and was finalized on November 5, 2019. There were no changes during the quarter ended November 30, 2019 from the amounts disclosed in Note 3, Acquisition, to the consolidated financial statements in the 2019 Form 10-K.

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of the Acquired Businesses (the "Acquisition") occurred on September 1, 2017. The pro forma financial information is presented for comparative purposes only, based on significant estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the Acquisition had been completed on September 1, 2017. These results were not used as part of management analysis of the financial results and performance of the Company or the Acquired Businesses. These results are adjusted, where possible, for transaction and integration-related costs.

	Three Months Ended November 30,
(in thousands)	2018	2017*
Pro forma net sales	$1,557,032	$1,417,583
Pro forma net earnings (loss)	38,059	(4,749)
_________________
*Non-recurring acquisition and integration costs of approximately $43.3 million incurred have been included in pro forma net earnings for the three months ended November 30, 2017.

Facility Closure

In October 2019, the Company decided to close the melting operations at its Rancho Cucamonga facility. Due to this decision, the Company recorded $6.3 million of expense in the three months ended November 30, 2019 related to severance, pension curtailment and vendor agreement terminations. At November 30, 2019, the remaining liability to be paid related to these expenses was $3.9 million and was included in accrued expenses and other payables on the Company's condensed consolidated balance sheets.
NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended November 30, 2019
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2019	$(121,498)	$1,106	$(3,734)	$(124,126)
Other comprehensive income (loss) before reclassifications	6,924	882	(10)	7,796
Amounts reclassified from AOCI	—	(110)	—	(110)
Income taxes	—	(147)	2	(145)
Net other comprehensive income (loss)	6,924	625	(8)	7,541
Balance, November 30, 2019	$(114,574)	$1,731	$(3,742)	$(116,585)

	Three Months Ended November 30, 2018
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2018	$(92,637)	$1,356	$(2,396)	$(93,677)
Other comprehensive income (loss) before reclassifications	(9,657)	(52)	(11)	(9,720)
Amounts reclassified from AOCI	(99)	(42)	1,666	1,525
Income taxes	—	17	(346)	(329)
Net other comprehensive income (loss)	(9,756)	(77)	1,309	(8,524)
Balance, November 30, 2018	$(102,393)	$1,279	$(1,087)	$(102,201)

Items reclassified out of AOCI were immaterial for the three months ended November 30, 2019 and 2018. Thus, the corresponding line items in the condensed consolidated statements of earnings to which the items were reclassified are not presented.
NOTE 4. REVENUE RECOGNITION

In the Americas Mills, Americas Recycling, and International Mill segments, revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt.

In the Americas Fabrication segment, each contract represents a single performance obligation. Revenue is either recognized over time or equal to billing under an available practical expedient. For contracts where the Company provides fabricated product and installation services, revenue is recognized over time using an input method. For the three months ended November 30, 2019, these contracts represent approximately 26% of net sales in the Americas Fabrication segment. For these contracts, the measure of progress is based on contract costs incurred to date compared to total estimated contract costs, which provides a reasonable depiction of the Company’s progress towards satisfaction of the performance obligation as there is a direct relationship between costs incurred by the Company and the transfer of the fabricated product and installation services. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method. For the three months ended November 30, 2019, these contracts represent approximately 23% of net sales in the Americas Fabrication segment. For these contracts, the Company uses tons shipped compared to total estimated tons, which provides a reasonable depiction of the transfer of contract value to the customer, as there is a direct relationship between the units shipped by the Company and the transfer of the fabricated product. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If estimated total consolidated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. For the three months ended November 30, 2019, the remaining 51% of net sales in the Americas Fabrication segment is recognized as amounts are billed to the customer.

Payment terms and conditions vary by contract type, although the Company generally requires customers to pay within 30 days of invoice date. The timing of revenue recognition for certain Americas Fabrication contracts, as described above, differ from the timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing and a liability when revenue is recognized after invoicing. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined the contracts do not include a significant financing component.

The following table provides information about assets and liabilities from contracts with customers.

(in thousands)	November 30, 2019	August 31, 2019
Contract assets (included in other current assets)	$89,507	$103,805
Contract liabilities (included in accrued expenses and other payables)	34,037	37,165

The amount of revenue reclassified from August 31, 2019 contract liabilities during the three months ended November 30, 2019 was approximately $14.5 million.

Remaining Performance Obligations

As of November 30, 2019, $799.1 million has been allocated to remaining performance obligations in the Americas Fabrication segment, excluding those contracts where revenue is recognized equal to billing. Of this amount, the Company estimates the remaining performance obligations will be recognized as revenue as follows: 40% in the first twelve months, 48% in the following twelve months, and 12% thereafter. The duration of contracts in the Americas Mills, Americas Recycling, and International Mill segments are typically less than one year.

Disaggregation of Revenue

The following tables display revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended November 30, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$115	$441,163	$499,727	$157,944	$—	$1,098,949
Ferrous scrap	58,302	6,748	—	212	—	65,262
Nonferrous scrap	113,218	3,355	—	1,993	—	118,566
Construction materials	—	—	67,466	—	—	67,466
Other	516	22,926	3,184	4,891	2,948	34,465
Total	$172,151	$474,192	$570,377	$165,040	$2,948	$1,384,708

	Three Months Ended November 30, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$239	$347,965	$374,807	$217,770	$—	$940,781
Ferrous scrap	111,654	9,142	—	275	—	121,071
Nonferrous scrap	128,075	3,180	—	2,941	—	134,196
Construction materials	—	—	57,171	—	—	57,171
Other	213	13,384	2,580	5,687	2,259	24,123
Total	$240,181	$373,671	$434,558	$226,673	$2,259	$1,277,342

NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at November 30, 2019 and August 31, 2019, work in process inventories were immaterial. At November 30, 2019 and August 31, 2019, the Company's raw materials inventories were $129.5 million and $143.7 million, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment at November 30, 2019 is detailed in the following table:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Consolidated
Goodwill, gross*	$9,543	$4,970	$57,428	$2,426	$74,367
Accumulated impairment losses*	(9,543)	—	(493)	(153)	(10,189)
Goodwill, net*	$—	$4,970	$56,935	$2,273	$64,178
_________________
* The change in balance from August 31, 2019 was immaterial.

The total gross carrying amounts of the Company's intangible assets subject to amortization were $21.0 million and $20.8 million, and the total net carrying amount was $12.8 million and $13.3 million at November 30, 2019 and August 31, 2019, respectively. These assets were included in other noncurrent assets on the Company's condensed consolidated balance sheets. Intangible amortization expense from continuing operations related to such intangible assets was $0.5 million for the three months ended November 30, 2019 and 2018. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives at November 30, 2019.

In connection with the Acquisition, the Company recorded an unfavorable contract backlog liability of $110.2 million. At November 30, 2019 and August 31, 2019, the net carrying amount of the liability was $26.9 million and $35.4 million, respectively. Amortization of the unfavorable contract backlog for the three months ended November 30, 2019 and 2018 was $8.3 million and $11.3 million, respectively, and was recorded as an increase to net sales in the Company’s condensed consolidated statements of earnings.

NOTE 7. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's condensed consolidated balance sheet at November 30, 2019:

(in thousands)	Classification in Condensed Consolidated Balance Sheet	November 30, 2019
Assets:
Operating assets	Other noncurrent assets	$111,230
Finance assets	Property, plant and equipment, net	39,226
Total leased assets		150,456

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	28,614
Long-term	Other noncurrent liabilities	84,843
Total operating lease liabilities		113,457
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	11,878
Long-term	Long-term debt	27,835
Total finance lease liabilities		39,713
Total lease liabilities		$153,170

The components of lease cost were as follows:

(in thousands)	Three Months Ended November 30, 2019
Operating lease expense	$8,790
Finance lease expense:
Amortization of assets	2,165
Interest on lease liabilities	401
Total finance lease expense	2,566
Variable and short term-lease expense	3,933
Total lease expense	$15,289

The weighted-average remaining lease term and discount rate for operating and finance leases are presented in the following table:

November 30, 2019
Weighted-average remaining lease term (years)
Operating leases	5.3
Finance leases	3.9

Weighted-average discount rate
Operating leases	3.769%
Finance leases	4.222%

Cash flow and other information related to leases is included in the following table:

(in thousands)	Three Months Ended November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$8,746
Operating cash outflows from finance leases	336
Financing cash outflows from finance leases	3,298

ROU assets obtained in exchange for lease obligations:
Operating leases	6,369
Finance leases	5,312

Maturities of lease liabilities at November 30, 2019 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
Year 1	$32,436	$13,300
Year 2	27,186	10,712
Year 3	21,872	8,260
Year 4	17,542	6,488
Year 5	9,494	4,124
Thereafter	18,342	267
Total lease payments	126,872	43,151
Less: Imputed interest	13,415	3,438
Present value of lease liabilities	$113,457	$39,713

Future maturities of lease liabilities at August 31, 2019, prior to adoption of ASU 2016-02, are presented in the following table:

		Twelve Months Ended August 31,
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Capital lease obligations	$41,331	13,104	10,004	7,758	5,831	3,904	730
Long-term non-cancelable operating leases	$124,817	34,511	27,383	22,074	17,433	10,478	12,938

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt at November 30, 2019 and August 31, 2019 was as follows:

(in thousands)	Weighted Average Interest Rate at November 30, 2019	November 30, 2019	August 31, 2019
2027 Notes	5.375%	$300,000	$300,000
2026 Notes	5.750%	350,000	350,000
2023 Notes	4.875%	330,000	330,000
Term Loan	3.624%	160,125	210,125
Short-term borrowings	2.403%	—	3,929
Finance leases		39,713	37,699
Other		23,168	23,168
Total debt		1,203,006	1,254,921
Less debt issuance costs		9,846	10,268
Total amounts outstanding		1,193,160	1,244,653
Less current maturities		13,717	13,510
Less short-term borrowings		—	3,929
Current maturities of long-term debt and short-term borrowings		13,717	17,439
Long-term debt		$1,179,443	$1,227,214

The Company had no amounts drawn under the $350.0 million revolving credit facility (the "Revolver") at November 30, 2019 and August 31, 2019. The availability under the Revolver was reduced by outstanding stand-by letters of credit of $3.0 million at November 30, 2019 and August 31, 2019.

The Company also has credit facilities in Poland through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At November 30, 2019, CMCP's credit facilities totaled Polish zloty ("PLN") 275.0 million, or $70.2 million. These facilities expire in March 2022. At November 30, 2019 and August 31, 2019, no amounts were outstanding under these facilities. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $1.1 million at November 30, 2019 and August 31, 2019. During the three months ended November 30, 2019 and 2018, CMCP had no borrowings and no repayments under its credit facilities.

At November 30, 2019, the Company was in compliance with all covenants contained in its debt agreements. The Company's debt agreements require the Company to comply with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio.

Accounts Receivable Facilities

The Company had no advance payments outstanding under the U.S. accounts receivable facility at November 30, 2019 and August 31, 2019.

The Poland accounts receivable facility has a limit of PLN 220.0 million ($56.2 million at November 30, 2019). The Company had no advance payments outstanding under the Poland Program at November 30, 2019, and $3.9 million at August 31, 2019.
NOTE 9. DERIVATIVES

The Company's global operations and product lines expose it to risks from fluctuations in metal commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. One objective of the Company's risk management program is to mitigate these risks using derivative instruments. The Company enters into (i) metal commodity futures and forward contracts to mitigate the risk of unanticipated changes in gross margin due to price volatility in these commodities, (ii) foreign currency forward contracts that match the expected settlements for purchases and sales denominated in foreign currencies and (iii) energy derivatives to mitigate the risk related to price volatility of electricity and natural gas.

At November 30, 2019, the notional values of the Company's foreign currency and commodity commitments were $79.2 million and $53.1 million, respectively. At August 31, 2019, the notional values of the Company's foreign currency and commodity contract commitments were $94.1 million and $42.6 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at November 30, 2019:

Commodity	Long/Short	Total
Aluminum	Long	1,975	MT
Copper	Long	987	MT
Copper	Short	7,178	MT
Electricity	Long	2,000,000	MW(h)
_________________
MT = Metric Ton
MW(h) = Megawatt hour

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following table summarizes activity related to the Company's derivative instruments not designated as hedging instruments recognized in the condensed consolidated statements of earnings. All other activity related to the Company's derivative instruments and hedged items was immaterial for the periods presented.

		Three Months Ended November 30,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2019	2018
Commodity	Cost of goods sold	$(1,315)	$(840)
Foreign exchange	SG&A expenses	41	126
Loss before income taxes		$(1,274)	$(714)

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$76,553	$76,553	$—	$—
Commodity derivative assets (2)	1,277	194	—	1,083
Foreign exchange derivative assets (2)	289	—	289	—
Liabilities:
Commodity derivative liabilities (2)	404	404	—	—
Foreign exchange derivative liabilities (2)	567	—	567	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$66,240	$66,240	$—	$—
Commodity derivative assets (2)	1,269	1,269	—	—
Foreign exchange derivative assets (2)	569	—	569	—
Liabilities:
Commodity derivative liabilities (2)	99	99	—	—
Foreign exchange derivative liabilities (2)	899	—	899	—
_________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Fair value of Level 3 derivative assets is based on unobservable inputs in which there is little or no market data, which requires management’s own assumptions within an internally developed cash flow model. Further discussion regarding the Company's use of derivative instruments is included in Note 9, Derivatives.

There were no material non-recurring fair value remeasurements during the three months ended November 30, 2019.

The carrying values of the Company's short-term items approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		November 30, 2019		August 31, 2019
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$310,398	$300,000	$303,810
2026 Notes (1)	Level 2	350,000	365,159	350,000	363,444
2023 Notes (1)	Level 2	330,000	344,061	330,000	342,098
Short-term borrowings (2)	Level 2	—	—	3,929	3,929
Term Loan (2)	Level 2	160,125	160,125	210,125	210,125
_________________
(1) The fair value of the notes was determined based on indicated market values.
(2) The short-term borrowings and Term Loan contain variable interest rates and carrying value approximates fair value.

NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described in Note 15, Stock-Based Compensation Plans, to the consolidated financial statements in the 2019 Form 10-K. In general, restricted stock units granted during 2020 vest ratably over a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, performance stock units granted during 2020 vest after a period of three years.

During the three months ended November 30, 2019 and 2018, the Company granted the following awards under its stock-based compensation plans:

	November 30, 2019		November 30, 2018
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,465	$18.15	1,454	$17.81
Liability method	426	N/A	374	N/A

During the three months ended November 30, 2019, the Company recorded immaterial amounts for mark-to-market adjustments on liability awards. At November 30, 2019, the Company had outstanding 836,546 equivalent shares accounted for under the liability method. The Company expects 794,719 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was mainly included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings:

	Three Months Ended November 30,
(in thousands)	2019	2018
Stock-based compensation expense	$8,269	$4,217

NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended November 30,
(in thousands, except share data)	2019	2018
Earnings from continuing operations	$82,755	$19,420
Basic earnings per share:
Shares outstanding for basic earnings per share	118,370,191	117,387,038
Basic earnings per share from continuing operations	$0.70	$0.17
Diluted earnings per share:
Shares outstanding for basic earnings per share	118,370,191	117,387,038
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,403,347	1,295,435
Shares outstanding for diluted earnings per share	119,773,538	118,682,473
Diluted earnings per share from continuing operations	$0.69	$0.16

There are no anti-dilutive shares for the periods presented.

Restricted stock is included in the number of shares of common stock issued and outstanding but omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of common stock. During the three months ended November 30, 2019, CMC did not repurchase any shares of common stock. CMC had remaining authorization to repurchase $27.6 million of common stock at November 30, 2019.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 19, Commitments and Contingencies, to the consolidated financial statements in the 2019 Form 10-K.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none of which are owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statutes to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At November 30, 2019 and August 31, 2019, the Company had $0.7 million accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $3.5 million and $3.6 million at November 30, 2019 and August 31, 2019, respectively, of which $1.8 million were classified as other long-term liabilities at November 30, 2019 and August 31, 2019. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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
NOTE 14. BUSINESS SEGMENTS

The Company structures its business into the following four reporting segments: Americas Recycling, Americas Mills, Americas Fabrication and International Mill. The Company's reporting segments are based primarily on product lines and secondarily on geographic area. See Note 1, Nature of Operations, of the consolidated financial statements included in the 2019 Form 10-K for more information about the reporting segments, including the types of products and services from which each reporting segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's Benefit Restoration Plan assets and short-term investments, expenses of the Company's corporate headquarters, interest expense related to its long-term debt and intercompany eliminations.

The Company uses adjusted EBITDA from continuing operations to compare and evaluate the financial performance of its segments. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization expense and impairment expense. Intersegment sales are generally priced at prevailing market prices. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements included in the 2019 Form 10-K.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended November 30, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$172,151	$474,192	$570,377	$165,040	$2,948	$1,384,708
Intersegment sales	50,110	294,701	1,470	349	(346,630)	—
Net sales	222,261	768,893	571,847	165,389	(343,682)	1,384,708
Adjusted EBITDA	3,417	155,025	17,481	11,359	(27,477)	159,805
Total assets at November 30, 2019*	251,115	1,632,290	1,123,785	483,718	317,443	3,808,351

_________________
*Total assets listed in Corporate and Other includes assets from discontinued operations.

	Three Months Ended November 30, 2018
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$240,181	$373,671	$434,558	$226,673	$2,259	$1,277,342
Intersegment sales	61,828	228,182	2,553	351	(292,914)	—
Net sales	302,009	601,853	437,111	227,024	(290,655)	1,277,342
Adjusted EBITDA	15,434	113,873	(36,996)	32,779	(59,554)	65,536
Total assets at August 31, 2019*	257,517	1,667,366	1,106,420	464,177	263,291	3,758,771

_________________
*Total assets listed in Corporate and Other includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Three Months Ended November 30,
(in thousands)	2019	2018
Earnings from continuing operations	$82,755	$19,420
Interest expense	16,578	16,663
Income taxes	27,332	5,609
Depreciation and amortization	40,941	35,176
Amortization of acquired unfavorable contract backlog	(8,331)	(11,332)
Impairment of assets	530	—
Adjusted EBITDA from continuing operations	$159,805	$65,536

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (the "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2019 (the "2019 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q is filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of this Item 2 of this Form 10-Q and in the section entitled "Risk Factors" in Item 1A of the 2019 Form 10-K and this Form 10-Q. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the 2019 Form 10-K.

RESULTS OF OPERATIONS SUMMARY

Business Overview

As a vertically integrated organization, we manufacture, recycle, and market steel and metal products, related materials and services through a network including seven electric arc furnace ("EAF") mini mills, two EAF micro mills, two rerolling mills, steel fabrication and processing plants, construction-related product warehouses, and metal recycling facilities in the United States ("U.S.") and Poland. On November 5, 2018, the Company completed the acquisition of 33 rebar fabrication facilities in the U.S., as well as four EAF mini mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses." Our operations are conducted through four reportable segments: Americas Recycling, Americas Mills, Americas Fabrication and International Mill.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended November 30,
(in thousands, except per share data)	2019	2018
Net sales	$1,384,708	$1,277,342
Earnings from continuing operations	82,755	19,420
Diluted earnings per share	0.69	0.16

Net sales for the three months ended November 30, 2019 increased $107.4 million, or 8%, compared to the three months ended November 30, 2018 due to the successful execution of our growth strategy and strength in our core markets. Net sales in our Americas Mills and Americas Fabrication segments increased in the three months ended November 30, 2019, as compared to the three months ended November 30, 2018. The increase in the Americas Mills segment was primarily due to an increase in year-over-year tons shipped, and the increase in the Americas Fabrication segment was due to an increase in year-over-year average selling prices per ton and tons shipped. Tons shipped increased in both segments year-over-year as the three months ended November 30, 2019 included two additional months of shipments related to acquisition of the Acquired Businesses (the "Acquisition"). In our Americas Recycling segment, ferrous average selling prices per ton and tons shipped were down leading to a year-over-year decrease in net sales in the three months ended November 30, 2019, as compared to the three months ended November 30, 2018. Average selling prices per ton and tons shipped were also down in our International Mill segment leading to a year-over-year decrease in net sales in the three months ended November 30, 2019, as compared to the three months ended November 30, 2018.

Earnings from continuing operations for the three months ended November 30, 2019 increased $63.3 million, compared to the three months ended November 30, 2018. The increase in earnings was primarily driven by year-over-year increases in metal margins and tons shipped in our Americas Mills and Americas Fabrication segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended November 30, 2019 decreased $5.7 million compared to the three months ended November 30, 2018. The year-over-year decrease was driven primarily by a $6.2 million pre-tax gain related to a land sale. In addition, there was a $22.4 million increase in employee-related expenses offset by a $24.7 million decrease in professional fees and legal expenses in the three months ended November 30, 2019 compared to the three months ended November 30, 2018, primarily related to the Acquisition.

Interest Expense

Interest expense for the three months ended November 30, 2019 remained flat, as compared to the three months ended November 30, 2018.

Income Taxes

Our effective income tax rate from continuing operations for the three months ended November 30, 2019 was 24.8%, compared with 22.4% for the three months ended November 30, 2018. The increase in the effective tax rate was primarily due to an increase in state income tax expense.
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. See Note 14, Business Segments. The operational data presented in the tables below is calculated using averages and, therefore, it is not meaningful to quantify the effect that any individual component had on the segment's net sales or adjusted EBITDA.

Americas Recycling

	Three Months Ended November 30,
(in thousands)	2019	2018
Net sales	$222,261	$302,009
Adjusted EBITDA	3,417	15,434

Average selling price (per ton)
Ferrous	$182	$273
Nonferrous	1,983	1,982

Tons shipped (in thousands)
Ferrous	492	579
Nonferrous	57	63
Total	549	642

Net sales for the three months ended November 30, 2019 decreased $79.7 million, or 26%, compared to the three months ended November 30, 2018. The primary drivers for the year-over-year decrease in net sales were a reduction in ferrous scrap pricing and a decrease in tons shipped. Average ferrous selling prices per ton and total tons shipped decreased approximately 33% and 14%, respectively, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018.

Adjusted EBITDA for the three months ended November 30, 2019 decreased $12.0 million compared to the three months ended November 30, 2018, primarily due to a declining price environment, which compressed margins and constrained scrap flows. Conversion costs increased approximately 18% per ton in the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due to decreased production levels. Adjusted EBITDA included non-cash stock compensation expense of $0.4 million and $0.3 million for the three months ended November 30, 2019 and 2018, respectively.

Americas Mills

	Three Months Ended November 30,
(in thousands)	2019	2018
Net sales	$768,893	$601,853
Adjusted EBITDA	155,025	113,873

Average price (per ton)
Total selling price	$611	$682
Cost of ferrous scrap utilized	226	307
Metal margin	385	375

Tons (in thousands)
Melted	1,182	909
Rolled	1,155	844
Shipped	1,206	847

Net sales for the three months ended November 30, 2019 increased $167.0 million, or 28%, compared to the three months ended November 30, 2018. The increase in net sales was primarily due to a year-over-year increase of 359 thousand tons shipped due to continued strength in non-residential spending as well as two additional months of shipments from the Acquired Businesses. This increase was partially offset by an approximately 10% year-over-year decrease in average selling prices per ton.

Adjusted EBITDA for the three months ended November 30, 2019 increased $41.2 million compared to the three months ended November 30, 2018. The year-over-year increase in adjusted EBITDA was primarily driven by increased shipments and metal margin expansion of 3%. Adjusted EBITDA included non-cash stock compensation expense of $1.8 million and $1.0 million for the three months ended November 30, 2019 and 2018, respectively.

Americas Fabrication

	Three Months Ended November 30,
(in thousands)	2019	2018
Net sales	$571,847	$437,111
Adjusted EBITDA	17,481	(36,996)

Average selling price (excluding stock and buyout sales) (per ton)
Rebar and other	$976	$868

Tons shipped (in thousands)
Rebar and other	413	319

Net sales for the three months ended November 30, 2019 increased $134.7 million, or 31%, compared to the three months ended November 30, 2018. The increase in net sales was driven by a year-over-year increase in average selling prices of $108 per ton and in tons shipped of 94 thousand. Average selling prices per ton have increased year-over-year reflecting higher contract pricing over approximately the last six quarters. Tons shipped also increased year-over-year as the three months ended November 30, 2019 included two additional months of shipments related to the Acquired Businesses. Net sales for the three months ended November 30, 2019 and 2018 included amortization benefit of $8.3 million and $11.3 million, respectively, related to the unfavorable contract backlog of the Acquired Businesses.

Adjusted EBITDA for the three months ended November 30, 2019 increased $54.5 million compared to the three months ended November 30, 2018. The primary drivers for the year-over-year increase in adjusted EBITDA were a 29% increase in tons shipped and significant metal margin expansion due to an increase in average selling prices per ton, as discussed above, and a decrease in input costs. Adjusted EBITDA does not include the $8.3 million or $11.3 million benefit of the amortization of the unfavorable contract backlog reserve described above. Adjusted EBITDA included non-cash stock compensation expense of $0.7 million and $0.6 million for the three months ended November 30, 2019 and 2018, respectively.

International Mill

	Three Months Ended November 30,
(in thousands)	2019	2018
Net sales	$165,389	$227,024
Adjusted EBITDA	11,359	32,779

Average price (per ton)
Total selling price	$461	$547
Cost of ferrous scrap utilized	244	295
Metal margin	217	252

Tons (in thousands)
Melted	345	392
Rolled	342	263
Shipped	338	392

Net sales for the three months ended November 30, 2019 decreased $61.6 million, or 27%, compared to the three months ended November 30, 2018. The year-over-year decrease in net sales was due to a 16% decrease in average selling prices per ton coupled with a 14% decrease in tons shipped. The reduction in year-over-year average selling prices per ton was primarily the result of increased imports into the European Union. Tons shipped also declined on a year-over-year basis, primarily due to the absence of opportunistic billets sales that were made in the three months ended November 30, 2018. Net sales for the three months ended November 30, 2019 were also impacted by unfavorable foreign currency translation adjustments of approximately $7.3 million due to the increase in the average value of the U.S. dollar relative to the Polish zloty.

Adjusted EBITDA for the three months ended November 30, 2019 decreased $21.4 million compared to the three months ended November 30, 2018, primarily driven by a $35 per ton, or 14%, decrease in metal margins. Adjusted EBITDA included non-cash stock compensation expense of $0.5 million and $0.1 million for the three months ended November 30, 2019 and 2018, respectively. Foreign currency translation impact to adjusted EBITDA for the three months ended November 30, 2019 was immaterial.

Corporate and Other

Corporate and Other reported an adjusted EBITDA loss of $27.5 million for the three months ended November 30, 2019, as compared to an adjusted EBITDA loss of $59.6 million for the three months ended November 30, 2018. The year-over-year decrease in adjusted EBITDA loss was driven by a $25.6 million decrease in professional fees and legal expenses incurred in the three months ended November 30, 2019, compared to professional fees and legal expenses incurred in the three months ended November 30, 2018 primarily due to the Acquisition. Adjusted EBITDA included non-cash stock compensation expense of $4.8 million and $2.3 million for the three months ended November 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

We have access to the $350.0 million revolving credit facility (the "Revolver") and availability under our accounts receivable facility, as described in Note 8, Credit Arrangements.

We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. We use credit insurance in Poland to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 11% of total trade receivables at November 30, 2019.

The table below reflects our sources, facilities and available liquidity at November 30, 2019:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$224,797	$224,797
Notes due from 2023 to 2027	980,000	*
Revolver	350,000	346,962
U.S. accounts receivable facility	200,000	192,695
Term Loan	160,125	—
Poland accounts receivable facility	56,174	51,067
Poland credit facilities	70,218	69,159
Finance leases	39,713	*
Other	23,168	*
_________________
* We believe we have access to additional financing and refinancing, if needed.

Cash Flows

Operating Activities
Our cash flows from operating activities result primarily from the sale of steel, nonferrous metals and related products. We have a diverse and generally stable customer base. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 9, Derivatives, for further information.

Net cash flows from operating activities were $146.4 million for the three months ended November 30, 2019 compared to $357.6 million of net cash flows used by operating activities for the three months ended November 30, 2018. Due to the adoption of ASU 2016-15 in the three months ended November 30, 2018, $367.5 million of cash collections of the U.S. and Poland accounts receivable facilities were reflected in investing activities as described in Note 7, Accounts Receivable Programs, of the 2019 Form 10-K. In addition, the Company had a $63.6 million year-over-year increase in net earnings, a $28.3 million year-over-year increase in deferred income taxes, and a $36.1 million year-over-year decrease in cash used by operating assets and liabilities ("working capital") in the three months ended November 30, 2019 compared to the three months ended November 30, 2018. For continuing operations, operating working capital days decreased one day year-over-year.

Investing Activities
Net cash flows used by investing activities were $35.1 million and $357.4 million for the three months ended November 30, 2019 and 2018, respectively. Cash used by investing activities in the three months ended November 30, 2018 was higher than in the three months ended November 30, 2019 primarily due to cash used for the Acquisition of $694.8 million, as described in Note 2, Changes in Business, partially offset by the $367.5 million in cash collections of the U.S. and Poland accounts receivable facilities as described above.

We estimate that our fiscal 2020 capital spending will range from $160 million to $185 million. We regularly assess our capital spending based on current and expected results.

Financing Activities
Net cash flows used by financing activities were $79.4 million for the three months ended November 30, 2019 compared to net cash flows from financing activities of $140.3 million for the three months ended November 30, 2018. In the three months ended November 30, 2019, we repaid debt and net borrowings under the accounts receivable facilities of $57.3 million, compared to net increases in debt and our accounts receivable facilities of $160.7 million, which was used to fund the Acquisition, in the three months ended November 30, 2018.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations at November 30, 2019 decreased by approximately $103.6 million from August 31, 2019, primarily due to a $51.9 million decrease in long-term debt, a $30.7 million decrease in unconditional purchase obligations and a $24.9 million decrease in interest obligations due to interest payments and a reduction in interest payable due to repayments of debt in the three months ended November 30, 2019. Our estimated contractual obligations for the twelve months ending November 30, 2020 are approximately $393.2 million and primarily consist of expenditures incurred in connection with normal revenue producing activities.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At November 30, 2019, we had committed $28.0 million under these arrangements, of which $3.0 million reduced availability under the Revolver.
OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 13, Commitments and Contingencies, for more information.
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

Our forward-looking statements are based on management's expectations and beliefs as of the time this Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K as well as the following:

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

•	excess capacity in our industry, particularly in China, and product availability from competing steel mills and other steel suppliers including import quantities and pricing;

•	compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;

•	involvement in various environmental matters that may result in fines, penalties or judgments;

•	potential limitations in our or our customers' abilities to access credit and non-compliance by our customers with our contracts;

•	activity in repurchasing shares of our common stock under our repurchase program;

•	financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•	our ability to successfully identify, consummate and integrate acquisitions and the effects that acquisitions may have on our financial leverage;

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

•	unfavorable reaction to the Acquisition by customers, competitors, suppliers and employees;

•	lower than expected future levels of revenues and higher than expected future costs;

•	failure or inability to implement growth strategies in a timely manner;

•	impact of goodwill impairment charges;

•	impact of long-lived asset impairment charges;

•	currency fluctuations;

•	global factors, including trade measures, political uncertainties and military conflicts;

•	availability and pricing of electricity, electrodes and natural gas for mill operations;

•	ability to hire and retain key executives and other employees;

•	competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;

•	information technology interruptions and breaches in security;

•	ability to make necessary capital expenditures;

•	availability and pricing of raw materials and other items over which we exert little influence, including scrap metal, energy and insurance;

•	unexpected equipment failures;

•	losses or limited potential gains due to hedging transactions;

•	litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;

•	risk of injury or death to employees, customers or other visitors to our operations;

•	new and clarifying guidance with regard to interpretation of certain provisions of the Tax Cuts and Jobs Act that could impact our assessment; and

•	increased costs related to health care reform legislation.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $14.9 million, or 16%, compared to August 31, 2019. This decrease was primarily due to forward contracts denominated in Euro with a Polish zloty functional currency which decreased $13.4 million compared to August 31, 2019.

The Company's total commodity contract commitments increased $10.5 million, or 25%, compared to August 31, 2019.

There were no other material changes to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in the 2019 Form 10-K.
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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended November 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the subject of civil actions, or have received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility, that we and numerous other parties are considered a potentially responsible party ("PRP") and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at eleven locations. The actions and notices refer to the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, the Industrial Salvage site in Corpus Christi, Texas, Chemetco site in Hartford, Illinois and the Ward Transformer site in Raleigh, North Carolina. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this Form 10-Q, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended November 30, 2019.

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

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K dated September 23, 2019 and incorporated herein by reference).

31.1	Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Lawrence, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

COMMERCIAL METALS COMPANY

January 7, 2020	/s/ Paul J. Lawrence
Paul J. Lawrence
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)