Form 10-Q
period 2020-02-29
COMMERCIAL METALS Co
filed 2020-03-25
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 24, 2020, 119,061,889 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended		Six Months Ended
(in thousands, except share data)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales	$1,340,963	$1,402,783	$2,725,671	$2,680,125
Costs and expenses:
Cost of goods sold	1,123,096	1,252,493	2,269,610	2,370,926
Selling, general and administrative expenses	115,538	98,726	227,067	215,943
Interest expense	15,888	18,495	32,466	35,158
	1,254,522	1,369,714	2,529,143	2,622,027

Earnings from continuing operations before income taxes	86,441	33,069	196,528	58,098
Income taxes	22,845	18,141	50,177	23,750
Earnings from continuing operations	63,596	14,928	146,351	34,348

Earnings (loss) from discontinued operations before income taxes	301	(1,075)	1,196	(618)
Income taxes	99	3	401	138
Earnings (loss) from discontinued operations	202	(1,078)	795	(756)

Net earnings	$63,798	$13,850	$147,146	$33,592

Basic earnings per share*
Earnings from continuing operations	$0.53	$0.13	$1.23	$0.29
Earnings (loss) from discontinued operations	—	(0.01)	0.01	(0.01)
Net earnings	$0.54	$0.12	$1.24	$0.29

Diluted earnings per share*
Earnings from continuing operations	$0.53	$0.13	$1.22	$0.29
Earnings (loss) from discontinued operations	—	(0.01)	0.01	(0.01)
Net earnings	$0.53	$0.12	$1.22	$0.28

Average basic shares outstanding	118,919,455	117,854,335	118,644,823	117,677,422
Average diluted shares outstanding	120,407,256	118,942,758	120,303,259	118,996,427
See notes to condensed consolidated financial statements.
 _________________
*Earnings Per Share ("EPS") is calculated independently for each component and may not sum to Net EPS due to rounding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net earnings	$63,798	$13,850	$147,146	$33,592
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	(1,066)	514	5,858	(9,143)
Reclassification for translation gain (loss) realized upon liquidation of investment in foreign entity	(2)	936	(2)	837
Foreign currency translation adjustment	(1,068)	1,450	5,856	(8,306)
Net unrealized loss on derivatives:
Unrealized holding loss	(3,646)	(86)	(2,932)	(121)
Reclassification for loss included in net earnings	(83)	(42)	(172)	(84)
Net unrealized loss on derivatives	(3,729)	(128)	(3,104)	(205)
Defined benefit obligation:
Amortization of prior services	(8)	(8)	(16)	(15)
Reclassification for settlement losses	—	—	—	1,316
Defined benefit obligation	(8)	(8)	(16)	1,301
Other comprehensive income (loss)	(4,805)	1,314	2,736	(7,210)
Comprehensive income	$58,993	$15,164	$149,882	$26,382
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)	February 29, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$232,442	$192,461
Accounts receivable (less allowance for doubtful accounts of $8,388 and $8,403)	961,694	1,016,088
Inventories, net	714,842	692,368
Other current assets	176,000	179,088
Total current assets	2,084,978	2,080,005
Property, plant and equipment, net	1,522,342	1,500,971
Goodwill	64,172	64,138
Other noncurrent assets	236,446	113,657
Total assets	$3,907,938	$3,758,771
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$275,491	$288,005
Accrued expenses and other payables	329,920	353,786
Acquired unfavorable contract backlog	21,008	35,360
Current maturities of long-term debt and short-term borrowings	22,715	17,439
Total current liabilities	649,134	694,590
Deferred income taxes	123,726	79,290
Other noncurrent liabilities	232,450	133,620
Long-term debt	1,144,573	1,227,214
Total liabilities	2,149,883	2,134,714
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 119,061,889 and 117,924,938 shares	1,290	1,290
Additional paid-in capital	351,481	358,668
Accumulated other comprehensive loss	(121,390)	(124,126)
Retained earnings	1,704,045	1,585,379
Less treasury stock 9,998,775 and 11,135,726 shares at cost	(177,583)	(197,350)
Stockholders' equity	1,757,843	1,623,861
Stockholders' equity attributable to noncontrolling interests	212	196
Total stockholders' equity	1,758,055	1,624,057
Total liabilities and stockholders' equity	$3,907,938	$3,758,771
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
(in thousands)	February 29, 2020	February 28, 2019
Cash flows from (used by) operating activities:
Net earnings	$147,146	$33,592
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	82,338	76,430
Deferred income taxes and other long-term taxes	42,142	11,705
Stock-based compensation	15,805	10,007
Amortization of acquired unfavorable contract backlog	(14,328)	(34,808)
Net gain on disposals of subsidiaries, assets and other	(5,585)	(1,202)
Other	1,571	(281)
Changes in operating assets and liabilities	(15,673)	(80,809)
Beneficial interest in securitized accounts receivable	—	(367,521)
Net cash flows from (used by) operating activities	253,416	(352,887)

Cash flows from (used by) investing activities:
Capital expenditures	(96,592)	(67,497)
Proceeds from the sale of property, plant and equipment	14,004	2,042
Acquisitions, net of cash acquired	(9,850)	(700,982)
Proceeds from insurance, sale of discontinued operations and other	974	5,798
Beneficial interest in securitized accounts receivable	—	367,521
Net cash flows used by investing activities:	(91,464)	(393,118)

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	11,299	180,000
Repayments of long-term debt	(106,880)	(14,605)
Proceeds from accounts receivable programs	85,686	140,070
Repayments under accounts receivable programs	(81,314)	(92,664)
Dividends	(28,480)	(28,181)
Stock issued under incentive and purchase plans, net of forfeitures	(2,463)	(2,856)
Contribution from noncontrolling interests	16	10
Net cash flows from (used by) financing activities	(122,136)	181,774
Effect of exchange rate changes on cash	337	(221)
Increase (decrease) in cash, restricted cash and cash equivalents	40,153	(564,452)
Cash, restricted cash and cash equivalents at beginning of period	193,729	632,615
Cash, restricted cash and cash equivalents at end of period	$233,882	$68,163
See notes to condensed consolidated financial statements.

Supplemental information:	Six Months Ended
(in thousands)	February 29, 2020	February 28, 2019
Cash paid for income taxes	$27,759	$1,771
Cash paid for interest	29,484	31,518

Noncash activities:
Liabilities related to additions of property, plant and equipment	29,176	26,186

Cash and cash equivalents	$232,442	$66,742
Restricted cash	1,440	1,421
Total cash, restricted cash and cash equivalents	$233,882	$68,163

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended February 29, 2020
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, November 30, 2019	129,060,664	$1,290	$347,192	$(116,585)	$1,654,489	(10,410,799)	$(184,885)	$196	$1,701,697
Net earnings					63,798				63,798
Other comprehensive loss				(4,805)					(4,805)
Dividends ($0.12 per share)					(14,242)				(14,242)
Issuance of stock under incentive and purchase plans, net of forfeitures			(1,948)			412,024	7,302		5,354
Stock-based compensation			6,237						6,237
Contribution of noncontrolling interests								16	16
Balance, February 29, 2020	129,060,664	$1,290	$351,481	$(121,390)	$1,704,045	(9,998,775)	$(177,583)	$212	$1,758,055

	Six Months Ended February 29, 2020
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2019	129,060,664	$1,290	$358,668	$(124,126)	$1,585,379	(11,135,726)	$(197,350)	$196	$1,624,057
Net earnings					147,146				147,146
Other comprehensive income				2,736					2,736
Dividends ($0.12 per share)					(28,480)				(28,480)
Issuance of stock under incentive and purchase plans, net of forfeitures			(22,230)			1,136,951	19,767		(2,463)
Stock-based compensation			15,043						15,043
Contribution of noncontrolling interests								16	16
Balance, February 29, 2020	129,060,664	$1,290	$351,481	$(121,390)	$1,704,045	(9,998,775)	$(177,583)	$212	$1,758,055

	Three Months Ended February 28, 2019
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, November 30, 2018	129,060,664	$1,290	$342,893	$(102,201)	$1,449,374	(11,426,463)	$(202,515)	$186	$1,489,027
Net earnings					13,850				13,850
Other comprehensive income				1,314					1,314
Dividends ($0.12 per share)					(14,065)				(14,065)
Issuance of stock under incentive and purchase plans, net of forfeitures			(1,733)			286,869	5,097		3,364
Stock-based compensation			4,996						4,996
Contribution of noncontrolling interest								10	10
Balance, February 28, 2019	129,060,664	$1,290	$346,156	$(100,887)	$1,449,159	(11,139,594)	$(197,418)	$196	$1,498,496

	Six Months Ended February 28, 2019
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2018	129,060,664	$1,290	$352,674	$(93,677)	$1,446,495	(12,045,106)	$(213,385)	$186	$1,493,583
Net earnings					33,592				33,592
Other comprehensive loss				(7,210)					(7,210)
Dividends ($0.12 per share)					(28,181)				(28,181)
Issuance of stock under incentive and purchase plans, net of forfeitures			(18,823)			905,512	15,967		(2,856)
Stock-based compensation			12,305						12,305
Contribution of noncontrolling interest								10	10
Adoption of ASC 606 adjustment					(2,747)				(2,747)
Balance, February 28, 2019	129,060,664	$1,290	$346,156	$(100,887)	$1,449,159	(11,139,594)	$(197,418)	$196	$1,498,496
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2019 ("2019 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements included in the 2019 Form 10-K. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "comparable period" or "corresponding period" relates to the relevant three-month or six-month period ended February 28, 2019.

Recently Adopted Accounting Pronouncements

On September 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended, (“ASU 2016-02”), using the modified retrospective transition approach. ASU 2016-02 requires a lessee to recognize a right-of-use ("ROU") asset and a lease liability on its balance sheet for all leases with terms longer than twelve months. The Company’s financial statements for periods prior to September 1, 2019 were not modified for the application of this ASU. Upon adoption of ASU 2016-02, the Company recorded the following amounts associated with operating leases in its condensed consolidated balance sheet at September 1, 2019: $113.4 million of ROU assets, in other noncurrent assets, $30.9 million of lease liabilities in accrued expenses and other payables and $84.9 million of lease liabilities in other noncurrent liabilities. There was no impact to the opening balance of retained earnings as a result of implementing ASU 2016-02. The Company elected the package of three practical expedients available under the ASU. Additionally, the Company implemented appropriate changes to internal processes and controls to support recognition, subsequent measurement and disclosures.

The Company's leases are primarily for office space, land and equipment. The Company determines if an arrangement is a lease at inception of a contract if the terms state the Company has the right to direct the use of and obtain substantially all the economic benefits from a specific asset identified in the contract. The ROU assets represent the Company's right to use the underlying assets for the lease term, and the lease liabilities represent the obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments to be made over the lease term. Certain of the Company's lease agreements contain options to extend the lease. The Company evaluates these options on a lease-by-lease basis, and, if the Company determines it is reasonably certain to be exercised, the lease term includes the extension. The Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments, and lease expense is recognized on a straight-line basis over the lease term. The incremental borrowing rate is the rate of interest the Company could borrow on a collateralized basis over a similar term with similar payments. The Company does not record leases with an initial term of twelve months or less (“short-term leases”) in its condensed consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 eliminates certain exceptions to the general principles in Accounting Standards Codification 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for annual periods beginning after December 15, 2020, including interim periods therein. The Company currently does not expect ASU 2019-12 to have a material effect on its consolidated financial statements; however, the Company will continue to evaluate the impact of this guidance.

NOTE 2. CHANGES IN BUSINESS

Fiscal 2020 Acquisition

On February 3, 2020, the Company's subsidiary CMC Poland Sp. z.o.o. ("CMCP") acquired P.P.U. Ecosteel Sp. z.o.o. ("Ecosteel"), a steel mesh producer located in Zawiercie, Poland. This acquisition complements CMCP's existing mesh production and increases sales to other markets in Europe. The operating results of this facility are included in the International Mill reporting segment.

Facility Closure

In October 2019, the Company closed the melting operations at its Rancho Cucamonga facility and recorded $6.3 million of expense in the first quarter of 2020 related to severance, pension curtailment and vendor agreement terminations. At February 29, 2020, the remaining liability to be paid related to these expenses was $3.8 million and was included in accrued expenses and other payables on the Company's condensed consolidated balance sheets.

Fiscal 2019 Acquisition

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

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2019	2018	2019	2018
Pro forma net sales*	$1,379,033	$1,470,603	$2,925,007	$2,914,292
Pro forma net earnings (loss)**	10,260	18,786	26,081	(2,187)
_________________
*Pro forma net sales for the three and six months ended February 28, 2018 includes estimated fair value adjustments related to amortization of unfavorable contract backlog. The impact of the amortization of unfavorable contract backlog has been removed from the pro forma net sales for the three and six months ended February 28, 2019.
** Pro forma net earnings (loss) for the three and six months ended February 28, 2018 reflects the impact of fair value adjustments related to the amortization of unfavorable contract backlog described above. Pro forma net loss for the six months ended February 28, 2018 includes estimated fair value adjustments related to inventory step-up, as well as non-recurring acquisition and integration costs of approximately $47.5 million.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended February 29, 2020
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, November 30, 2019	$(114,574)	$1,731	$(3,742)	$(116,585)
Other comprehensive loss before reclassifications	(1,066)	(4,501)	(14)	(5,581)
Amounts reclassified from AOCI	(2)	(104)	—	(106)
Income taxes	—	876	6	882
Net other comprehensive income loss	(1,068)	(3,729)	(8)	(4,805)
Balance, February 29, 2020	$(115,642)	$(1,998)	$(3,750)	$(121,390)

	Six Months Ended February 29, 2020
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2019	$(121,498)	$1,106	$(3,734)	$(124,126)
Other comprehensive income (loss) before reclassifications	5,858	(3,619)	(24)	2,215
Amounts reclassified from AOCI	(2)	(214)	—	(216)
Income taxes	—	729	8	737
Net other comprehensive income (loss)	5,856	(3,104)	(16)	2,736
Balance, February 29, 2020	$(115,642)	$(1,998)	$(3,750)	$(121,390)

	Three Months Ended February 28, 2019
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, November 30, 2018	$(102,393)	$1,279	$(1,087)	$(102,201)
Other comprehensive income (loss) before reclassifications	514	(52)	(8)	454
Amounts reclassified from AOCI	936	(107)	—	829
Income taxes	—	31	—	31
Net other comprehensive income (loss)	1,450	(128)	(8)	1,314
Balance, February 28, 2019	$(100,943)	$1,151	$(1,095)	$(100,887)

	Six Months Ended February 28, 2019
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2018	$(92,637)	$1,356	$(2,396)	$(93,677)
Other comprehensive loss before reclassifications	(9,143)	(104)	(19)	(9,266)
Amounts reclassified from AOCI	837	(149)	1,666	2,354
Income taxes (benefit)	—	48	(346)	(298)
Net other comprehensive income (loss)	(8,306)	(205)	1,301	(7,210)
Balance, February 28, 2019	$(100,943)	$1,151	$(1,095)	$(100,887)

Items reclassified out of AOCI were immaterial for the three and six months ended February 29, 2020 and the comparable periods. Thus, the corresponding line items in the condensed consolidated statements of earnings to which the items were reclassified are not presented.

NOTE 4. REVENUE RECOGNITION

In the Americas Mills, Americas Recycling, and International Mill segments, revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt.

In the Americas Fabrication segment, each contract represents a single performance obligation. Revenue is either recognized over time or equal to billing under an available practical expedient. For contracts where the Company provides fabricated product and installation services, revenue is recognized over time using an input method. For the three and six months ended February 29, 2020, these contracts represented approximately 27% and 26%, respectively, of net sales in the Americas Fabrication segment. For these contracts, the measure of progress is based on contract costs incurred to date compared to total estimated contract costs, which provides a reasonable depiction of the Company’s progress towards satisfaction of the performance obligation as there is a direct relationship between costs incurred by the Company and the transfer of the fabricated product and installation services. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method. For the three and six months ended February 29, 2020, these contracts represented approximately 25% and 24%, respectively, of net sales in the Americas Fabrication segment. For these contracts, the Company uses tons shipped compared to total estimated tons, which provides a reasonable depiction of the transfer of contract value to the customer, as there is a direct relationship between the units shipped by the Company and the transfer of the fabricated product. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If estimated total consolidated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. For the three and six months ended February 29, 2020, the remaining 48% and 50%, respectively, of net sales in the Americas Fabrication segment was recognized as amounts were billed to the customer.

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

The following table provides information about assets and liabilities from contracts with customers.

(in thousands)	February 29, 2020	August 31, 2019
Contract assets (included in other current assets)	$87,801	$103,805
Contract liabilities (included in accrued expenses and other payables)	38,391	37,165
The amount of revenue reclassified from August 31, 2019 contract liabilities during the six months ended February 29, 2020 was approximately $20.2 million.

Remaining Performance Obligations

As of February 29, 2020, $819.4 million has been allocated to remaining performance obligations in the Americas Fabrication segment, excluding those contracts where revenue is recognized equal to billing. Of this amount, the Company estimates the remaining performance obligations will be recognized as revenue after February 29, 2020 as follows: 40% in the first twelve months, 48% in the following twelve months, and 12% thereafter. The duration of contracts in the Americas Mills, Americas Recycling, and International Mill segments are typically less than one year.

Disaggregation of Revenue

The following tables display revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended February 29, 2020
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$140	$437,648	$441,765	$171,283	$—	$1,050,836
Ferrous scrap	66,040	10,874	1	159	—	77,074
Nonferrous scrap	112,862	3,535	—	2,249	—	118,646
Construction materials	—	—	66,122	—	—	66,122
Other	493	19,310	2,493	5,965	24	28,285
Total	$179,535	$471,367	$510,381	$179,656	$24	$1,340,963

	Six Months Ended February 29, 2020
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$255	$878,811	$941,492	$329,227	$—	$2,149,785
Ferrous scrap	124,342	17,622	1	371	—	142,336
Nonferrous scrap	226,080	6,890	—	4,242	—	237,212
Construction materials	—	—	133,588	—	—	133,588
Other	1,009	42,236	5,677	10,856	2,972	62,750
Total	$351,686	$945,559	$1,080,758	$344,696	$2,972	$2,725,671

	Three Months Ended February 28, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$202	$444,327	$462,963	$167,534	$—	$1,075,026
Ferrous scrap	105,253	8,744	—	255	—	114,252
Nonferrous scrap	120,004	3,308	—	2,524	—	125,836
Construction materials	—	—	60,190	—	—	60,190
Other	429	16,416	3,525	4,632	2,477	27,479
Total	$225,888	$472,795	$526,678	$174,945	$2,477	$1,402,783

	Six Months Ended February 28, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$441	$792,292	$837,770	$385,304	$—	$2,015,807
Ferrous scrap	216,907	17,886	—	530	—	235,323
Nonferrous scrap	248,079	6,488	—	5,465	—	260,032
Construction materials	—	—	117,361	—	—	117,361
Other	642	29,800	6,105	10,319	4,736	51,602
Total	$466,069	$846,466	$961,236	$401,618	$4,736	$2,680,125

NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at February 29, 2020 and August 31, 2019, work in process inventories were immaterial. At February 29, 2020 and August 31, 2019, the Company's raw materials inventories were $169.4 million and $143.7 million, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment at February 29, 2020 is detailed in the following table:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Consolidated
Goodwill, gross*	$9,543	$4,970	$57,428	$2,420	$74,361
Accumulated impairment losses*	(9,543)	—	(493)	(153)	(10,189)
Goodwill, net*	$—	$4,970	$56,935	$2,267	$64,172
_________________
* The change in balance from August 31, 2019 was immaterial.

The total gross carrying amounts of the Company's intangible assets subject to amortization were $20.7 million and $20.8 million, respectively, and the total net carrying amounts were $12.2 million and $13.3 million at February 29, 2020 and August 31, 2019, respectively. These assets were included in other noncurrent assets on the Company's condensed consolidated balance sheets. Intangible amortization expense from continuing operations related to such intangible assets was $0.6 million and $1.1 million for the three and six months ended February 29, 2020, respectively, and for the comparable periods. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives at February 29, 2020.

In connection with the Acquisition, the Company recorded an unfavorable contract backlog liability of $110.2 million. At February 29, 2020 and August 31, 2019, the net carrying amount of the liability was $21.0 million and $35.4 million, respectively. Amortization of the unfavorable contract backlog was $6.0 million and $14.3 million for the three and six months ended February 29, 2020, respectively, and $23.5 million and $34.8 million for the comparable periods, and was recorded as an increase to net sales in the Company’s condensed consolidated statements of earnings.

NOTE 7. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's condensed consolidated balance sheet at February 29, 2020:

(in thousands)	Classification in Condensed Consolidated Balance Sheet	February 29, 2020
Assets:
Operating assets	Other noncurrent assets	$124,749
Finance assets	Property, plant and equipment, net	43,647
Total leased assets		$168,396

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$27,900
Long-term	Other noncurrent liabilities	99,283
Total operating lease liabilities		127,183
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	12,604
Long-term	Long-term debt	31,254
Total finance lease liabilities		43,858
Total lease liabilities		$171,041

The components of lease cost were as follows:

(in thousands)	Three Months Ended February 29, 2020	Six Months Ended February 29, 2020
Operating lease expense	$8,815	$17,605
Finance lease expense:
Amortization of assets	2,720	4,885
Interest on lease liabilities	465	866
Total finance lease expense	3,185	5,751
Variable and short term-lease expense	4,381	8,314
Total lease expense	$16,381	$31,670

The weighted-average remaining lease term and discount rate for operating and finance leases are presented in the following table:

February 29, 2020
Weighted-average remaining lease term (years)
Operating leases	6.5
Finance leases	3.9

Weighted-average discount rate
Operating leases	4.160%
Finance leases	4.216%

Cash flow and other information related to leases is included in the following table:

(in thousands)	Six Months Ended February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$17,594
Operating cash outflows from finance leases	787
Financing cash outflows from finance leases	6,426

ROU assets obtained in exchange for lease obligations:
Operating leases	28,942
Finance leases	13,040

Maturities of lease liabilities at February 29, 2020 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
Year 1	$32,620	$14,189
Year 2	27,531	11,963
Year 3	22,156	9,521
Year 4	17,563	7,626
Year 5	12,455	4,277
Thereafter	34,680	74
Total lease payments	147,005	47,650
Less: Imputed interest	19,822	3,792
Present value of lease liabilities	$127,183	$43,858

Future maturities of lease liabilities at August 31, 2019, prior to adoption of ASU 2016-02, are presented in the following table:

		Twelve Months Ended August 31,
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Capital lease obligations	$41,331	13,104	10,004	7,758	5,831	3,904	$730
Long-term non-cancelable operating leases	$124,817	34,511	27,383	22,074	17,433	10,478	$12,938

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt at February 29, 2020 and August 31, 2019 was as follows:

(in thousands)	Weighted Average Interest Rate at February 29, 2020	February 29, 2020	August 31, 2019
2027 Notes	5.375%	$300,000	$300,000
2026 Notes	5.750%	350,000	350,000
2023 Notes	4.875%	330,000	330,000
Term Loan	3.409%	110,125	210,125
Poland credit facilities	2.637%	11,290	—
Short-term borrowings	2.400%	8,272	3,929
Other	5.100%	23,168	23,168
Finance leases		43,858	37,699
Total debt		1,176,713	1,254,921
Less debt issuance costs		9,425	10,268
Total amounts outstanding		1,167,288	1,244,653
Less current maturities		14,443	13,510
Less short-term borrowings		8,272	3,929
Current maturities of long-term debt and short-term borrowings		22,715	17,439
Long-term debt		$1,144,573	$1,227,214

The Company had no amounts drawn under the $350.0 million revolving credit facility (the "Revolver") at February 29, 2020 and August 31, 2019. The availability under the Revolver was reduced by outstanding stand-by letters of credit of $3.0 million at February 29, 2020 and August 31, 2019.

The Company also has credit facilities in Poland through its subsidiary CMCP. At February 29, 2020, CMCP's credit facilities totaled Polish zloty ("PLN") 275.0 million, or $70.0 million. These facilities expire in March 2022. At February 29, 2020, $11.3 million was outstanding under these facilities. No amounts were outstanding as of August 31, 2019. The available balance of these credit facilities was further reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $0.8 million and $1.1 million at February 29, 2020 and August 31, 2019, respectively.

The Company's debt agreements require the Company to comply with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At February 29, 2020, the Company was in compliance with all covenants contained in its debt agreements.

Accounts Receivable Facilities

The Company had no advance payments outstanding under the U.S. accounts receivable facility at February 29, 2020 or August 31, 2019.

The Poland accounts receivable facility has a limit of PLN 220.0 million ($56.0 million at February 29, 2020). The Company had $8.3 million of advance payments outstanding under the Poland accounts receivable facility at February 29, 2020, and $3.9 million at August 31, 2019.

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

At February 29, 2020, the notional values of the Company's foreign currency and commodity commitments were $84.6 million and $42.0 million, respectively. At August 31, 2019, the notional values of the Company's foreign currency and commodity contract commitments were $94.1 million and $42.6 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at February 29, 2020:

Commodity	Long/Short	Total
Aluminum	Long	2,100	MT
Copper	Long	318	MT
Copper	Short	5,454	MT
Electricity	Long	2,000,000	MW(h)
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

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Commodity	Cost of goods sold	$1,731	$(2,425)	$416	$(3,265)
Foreign exchange	SG&A expenses	(21)	(526)	20	(400)
Gain (loss) before income taxes		$1,710	$(2,951)	$436	$(3,665)

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 29, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$191,424	$191,424	$—	$—
Commodity derivative assets (2)	1,631	1,631	—	—
Foreign exchange derivative assets (2)	374	—	374	—
Liabilities:
Commodity derivative liabilities (2)	3,663	77	—	3,586
Foreign exchange derivative liabilities (2)	696	—	696	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$66,240	$66,240	$—	$—
Commodity derivative assets (2)	1,269	1,269	—	—
Foreign exchange derivative assets (2)	569	—	569	—
Liabilities:
Commodity derivative liabilities (2)	99	99	—	—
Foreign exchange derivative liabilities (2)	899	—	899	—
_________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Fair value of Level 3 derivative liabilities is based on unobservable inputs in which there is little or no market data, which requires management’s own assumptions within an internally developed cash flow model. Further discussion regarding the Company's use of derivative instruments is included in Note 9, Derivatives.

There were no material non-recurring fair value remeasurements during the three and six months ended February 29, 2020.

The carrying values of the Company's short-term items approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		February 29, 2020		August 31, 2019
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$308,151	$300,000	$303,810
2026 Notes (1)	Level 2	350,000	365,215	350,000	363,444
2023 Notes (1)	Level 2	330,000	344,177	330,000	342,098
Term Loan (2)	Level 2	110,125	110,125	210,125	210,125
Poland credit facilities (2)	Level 2	11,290	11,290	—	—
Short-term borrowings (2)	Level 2	8,272	8,272	3,929	3,929
_________________
(1) The fair value of the notes was determined based on indicated market values.
(2) The Term Loan, Poland credit facilities and short-term borrowings contain variable interest rates and carrying value approximates fair value.

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

During the six months ended February 29, 2020 and the comparable period, the Company granted the following awards under its stock-based compensation plans:

	February 29, 2020		February 28, 2019
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,521	$18.32	1,505	$17.75
Liability method	426	N/A	374	N/A

During the three and six months ended February 29, 2020 and the comparable periods, the Company recorded immaterial mark-to-market adjustments on liability awards. At February 29, 2020, the Company had outstanding 835,546 equivalent shares accounted for under the liability method. The Company expects 793,769 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was mainly included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Stock-based compensation expense	$7,536	$5,790	$15,805	$10,007

NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except share data)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Earnings from continuing operations	$63,596	$14,928	$146,351	$34,348
Basic earnings per share:
Shares outstanding for basic earnings per share	118,919,455	117,854,335	118,644,823	117,677,422
Basic earnings per share from continuing operations	$0.53	$0.13	$1.23	$0.29
Diluted earnings per share:
Shares outstanding for basic earnings per share	118,919,455	117,854,335	118,644,823	117,677,422
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,487,801	1,088,423	1,658,436	1,319,005
Shares outstanding for diluted earnings per share	120,407,256	118,942,758	120,303,259	118,996,427
Diluted earnings per share from continuing operations	$0.53	$0.13	$1.22	$0.29

Anti-dilutive shares not included above were immaterial for the three and six months ended February 29, 2020, respectively. There were no anti-dilutive shares for the three and six months ended February 28, 2019.

Restricted stock is included in the number of shares of common stock issued and outstanding but omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of common stock. During the six months ended February 29, 2020, CMC did not repurchase any shares of common stock. CMC had remaining authorization to repurchase $27.6 million of common stock at February 29, 2020.
NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 19, Commitments and Contingencies, to the consolidated financial statements in the 2019 Form 10-K.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none of which are owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statutes to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At February 29, 2020 and August 31, 2019, the Company had $0.7 million accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $3.6 million at February 29, 2020 and August 31, 2019, of which $2.7 million and $1.8 million were classified as other long-term liabilities at February 29, 2020 and August 31, 2019, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended February 29, 2020
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$179,535	$471,367	$510,381	$179,656	$24	$1,340,963
Intersegment sales	68,549	260,673	1,367	423	(331,012)	—
Net sales	248,084	732,040	511,748	180,079	(330,988)	1,340,963
Adjusted EBITDA	5,754	125,691	16,060	13,451	(23,235)	137,721

	Six Months Ended February 29, 2020
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$351,686	$945,559	$1,080,758	$344,696	$2,972	$2,725,671
Intersegment sales	118,659	555,374	2,837	772	(677,642)	—
Net sales	470,345	1,500,933	1,083,595	345,468	(674,670)	2,725,671
Adjusted EBITDA	9,171	280,716	33,541	24,810	(50,712)	297,526
Total assets at February 29, 2020*	261,611	1,680,295	1,065,676	521,678	378,678	3,907,938
_________________
*Total assets listed in Corporate and Other includes assets from discontinued operations.

	Three Months Ended February 28, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$225,888	$472,795	$526,678	$174,945	$2,477	$1,402,783
Intersegment sales	61,187	301,914	4,158	253	(367,512)	—
Net sales	287,075	774,709	530,836	175,198	(365,035)	1,402,783
Adjusted EBITDA	10,124	112,396	(49,578)	20,537	(24,146)	69,333

	Six Months Ended February 28, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$466,069	$846,466	$961,236	$401,618	$4,736	$2,680,125
Intersegment sales	123,015	530,096	6,711	604	(660,426)	—
Net sales	589,084	1,376,562	967,947	402,222	(655,690)	2,680,125
Adjusted EBITDA	25,558	226,269	(86,574)	53,316	(83,700)	134,869
Total assets at August 31, 2019*	257,517	1,667,366	1,106,420	464,177	263,291	3,758,771
_________________
*Total assets listed in Corporate and Other includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Earnings from continuing operations	$63,596	$14,928	$146,351	$34,348
Interest expense	15,888	18,495	32,466	35,158
Income taxes	22,845	18,141	50,177	23,750
Depreciation and amortization	41,389	41,245	82,330	76,421
Amortization of acquired unfavorable contract backlog	(5,997)	(23,476)	(14,328)	(34,808)
Impairment of assets	—	—	530	—
Adjusted EBITDA from continuing operations	$137,721	$69,333	$297,526	$134,869

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

Any reference in this Form 10-Q to the "comparable period" or "corresponding period" relates to the relevant three-month or six-month period ended February 28, 2019.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the 2019 Form 10-K.

RESULTS OF OPERATIONS SUMMARY

Business Overview

As a vertically integrated organization, we manufacture, recycle and market steel and metal products, related materials and services through a network including seven electric arc furnace ("EAF") mini mills, two EAF micro mills, two rerolling mills, steel fabrication and processing plants, construction-related product warehouses, and metal recycling facilities in the United States ("U.S.") and Poland. On November 5, 2018, the Company completed the acquisition (the "Acquisition") of 33 rebar fabrication facilities in the U.S., as well as four EAF mini mills located in Knoxville, Tennessee; Jacksonville, Florida; Sayreville, New Jersey and Rancho Cucamonga, California from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses." Our operations are conducted through four reportable segments: Americas Recycling, Americas Mills, Americas Fabrication and International Mill.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales	$1,340,963	$1,402,783	$2,725,671	$2,680,125
Earnings from continuing operations	63,596	14,928	146,351	34,348
Diluted earnings per share	$0.53	$0.13	$1.22	$0.29

Net sales for the three and six months ended February 29, 2020 decreased $61.8 million, or 4%, and increased $45.5 million, or 2%, respectively, compared to the corresponding periods in 2019. For the three months ended February 29, 2020, net sales decreased year-over-year in our Americas Recycling, Americas Mills and Americas Fabrication segments primarily due to a reduction in the ferrous scrap pricing environment, a decrease in average selling prices per ton and a decrease in tons shipped, respectively. These decreases were partially offset by an increase in year-over-year net sales in our International Mill segment due to an increase in tons shipped. Year-to-date net sales increased year-over-year in our Americas Mills and Americas

Fabrication segments primarily due to an increase in tons shipped in both segments, coupled with an increase in average selling prices per ton in our Americas Fabrication segment, as a result of strong demand in our core markets and two additional months of shipments from the Acquired Businesses. These increases were partially offset by decreases in year-over-year net sales in our Americas Recycling segment, due to continued reductions in the ferrous scrap pricing environment and constrained scrap flow, and in our International Mill segment due to a decrease in average selling prices per ton.

Earnings from continuing operations for the three and six months ended February 29, 2020 increased $48.7 million and $112.0 million, respectively, from the comparable periods in 2019. The increase was primarily driven by year-over-year expansion in second quarter and year-to-date metal margins in our Americas Fabrication segment, an increase in second quarter tons shipped in our Americas Mills segment and an increase in year-to-date tons shipped in our Americas Fabrication and Americas Mills segments.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three and six months ended February 29, 2020 increased $16.8 million and $11.1 million, respectively, from the comparable periods in 2019. For the three months ended February 29, 2020, the year-over-year increase primarily related to a $24.2 million increase in employee-related expenses, partially offset by $1.5 million, $1.3 million and $1.2 million decreases in professional services, rent, and insurance expense, respectively. The year-to-date increase was driven primarily by a $46.6 million year-over-year increase in employee-related expenses, partially offset by a $26.1 million year-over-year decrease in professional fees and legal expenses, primarily related to the Acquisition. In addition, there was a $4.9 million increase in gains on the sale of fixed assets in the six months ended February 29, 2020, compared to the corresponding period.

Interest Expense

Interest expense for the three and six months ended February 29, 2020 decreased $2.6 million and $2.7 million, respectively, compared to the corresponding periods in 2019. The year-over-year decreases were the result of a decrease in interest payable on long-term debt due to a decline in the floating LIBOR market, coupled with total prepayments of $200 million on the Term Loan (as defined in Note 8, Credit Arrangements) over the past four quarters.

Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended February 29, 2020 was 26.4% and 25.5%, respectively, compared with 54.9% and 40.9% in the corresponding periods in 2019. The decrease in the effective income tax rate is primarily attributable to discrete tax expense recorded during the second quarter of 2019 as a result of the Tax Cuts and Jobs Act.
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. See Note 14, Business Segments. The operational data presented in the tables below is calculated using averages and, therefore, it is not meaningful to quantify the effect that any individual component had on the segment's net sales or adjusted EBITDA.

Americas Recycling

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales	$248,084	$287,075	$470,345	$589,084
Adjusted EBITDA	5,754	10,124	9,171	25,558

Average selling price (per ton)
Ferrous	$226	$266	$204	$269
Nonferrous	2,044	1,998	2,014	1,990

Tons shipped (in thousands)
Ferrous	519	570	1,011	1,149
Nonferrous	58	59	115	122
Total	577	629	1,126	1,271

Net sales for the three and six months ended February 29, 2020 decreased $39.0 million, or 14%, and $118.7 million, or 20%, respectively, as compared to the corresponding periods in 2019. For the three and six months ended February 29, 2020, the primary drivers for the year-over-year decreases in net sales were lower average ferrous selling prices and ferrous tons shipped due to a declining price environment which also constrained scrap flows as there was less scrap available to purchase while prices were falling. Average ferrous selling prices per ton decreased approximately 15% and 24%, respectively, and ferrous tons shipped decreased approximately 9% and 12%, respectively, for the three and six months ended February 29, 2020, in relation to the comparable periods.
Adjusted EBITDA for the three and six months ended February 29, 2020 decreased $4.4 million and $16.4 million, respectively, as compared to the corresponding periods in 2019, as the declining price environment compressed margins and constrained scrap flows, as discussed above. Conversion costs increased approximately $4 and $7 per ton in the three and six months ended February 29, 2020, respectively, as compared to the corresponding periods in 2019, due to decreased production levels. Adjusted EBITDA included non-cash stock compensation expense of $0.4 million and $0.8 million for the three and six months ended February 29, 2020, respectively, and $0.3 million and $0.6 million for the comparable periods.

Americas Mills

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales	$732,040	$774,709	$1,500,933	$1,376,562
Adjusted EBITDA	125,691	112,396	280,716	226,269

Average price (per ton)
Total selling price	$606	$677	$608	$677
Cost of ferrous scrap utilized	256	303	238	305
Metal margin	350	374	370	372

Tons (in thousands)
Melted	1,117	1,126	2,299	2,035
Rolled	1,084	1,045	2,239	1,889
Shipped	1,147	1,095	2,353	1,942

Net sales for the three and six months ended February 29, 2020 decreased $42.7 million, or 6%, and increased $124.4 million, or 9%, respectively, as compared to the corresponding periods in 2019. For the three months ended February 29, 2020, the decrease in year-over-year net sales was due to a 10% decrease in average selling prices per ton, partially offset by an increase of 52 thousand tons shipped. Despite a 10% decrease in year-over-year average selling prices per ton in the six months ended February 29, 2020, year-to-date net sales increased due to an increase of 411 thousand tons shipped as a result of continued

strength in our core markets and two additional months of shipments from the Acquired Businesses, as well as targeted merchant bar growth opportunities.

Adjusted EBITDA for the three and six months ended February 29, 2020 increased $13.3 million and $54.4 million, respectively, as compared to the corresponding periods in 2019. The year-over-year increases in adjusted EBITDA for the three and six months ended February 29, 2020 were due, in part, to increased shipments in both periods year-over-year. Although there were metal margin compressions of 6% and 1% during the three and six months ended February 29, 2020, respectively, the impact was offset by 6% and 4% year-over-year decreases, respectively, in conversion costs as a result of increased production levels and synergies from the integration of the Acquired Businesses. Adjusted EBITDA included non-cash stock compensation expense of $1.7 million and $3.5 million for the three and six months ended February 29, 2020, respectively, and $1.1 million and $2.3 million for the comparable periods.

Americas Fabrication

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales	$511,748	$530,836	$1,083,595	$967,947
Adjusted EBITDA	16,060	(49,578)	33,541	(86,574)

Average selling price (excluding stock and buyout sales) (per ton)
Rebar and other	$984	$845	$979	$856

Tons shipped (in thousands)
Rebar and other	366	396	779	715

Net sales for the three and six months ended February 29, 2020 decreased $19.1 million, or 4%, and increased $115.6 million, or 12%, respectively, as compared to the corresponding periods in 2019. The year-over-year decrease in net sales for the three months ended February 29, 2020 was driven by an approximately 8% decrease in tons shipped, partially offset by a 16% increase in average selling prices per ton. The year-over-year increase in net sales for the six months ended February 29, 2020 was driven by 9% and 14% year-over-year increases in tons shipped and average selling prices per ton, respectively. Tons shipped increased year-over-year due, in part, to two additional months of shipments related to the Acquired Businesses. Net sales included amortization benefit of $6.0 million and $14.3 million for the three and six months ended February 29, 2020, respectively, and $23.5 million and $34.8 million for the comparable periods, respectively, related to the unfavorable contract backlog of the Acquired Businesses.

Adjusted EBITDA for the three and six months ended February 29, 2020 increased $65.6 million and $120.1 million, respectively, as compared to the corresponding periods in 2019. The primary driver for the year-over-year increases in adjusted EBITDA for the three and six months ended February 29, 2020 was metal margin expansion due to increased average selling prices per ton, as discussed above, and decreased input and conversion costs. Adjusted EBITDA does not include the $6.0 million or $14.3 million benefit of the amortization of the unfavorable contract backlog reserve described above. Adjusted EBITDA included non-cash stock compensation expense of $0.6 million and $1.3 million for the three and six months ended February 29, 2020, respectively, and $0.4 million and $1.1 million for the comparable periods.

International Mill

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales	$180,079	$175,198	$345,468	$402,222
Adjusted EBITDA	13,451	20,537	24,810	53,316

Average price (per ton)
Total selling price	$449	$545	$455	$546
Cost of ferrous scrap utilized	251	301	248	298
Metal margin	198	244	207	248

Tons (in thousands)
Melted	393	375	738	767
Rolled	333	298	675	561
Shipped	380	304	718	696

Net sales for the three and six months ended February 29, 2020 increased $4.9 million, or 3%, and decreased $56.8 million, or 14%, respectively, as compared to the corresponding periods in 2019. For the three months ended February 29, 2020, the year-over-year increase in net sales was driven by an approximately 25% year-over-year increase in tons shipped due to strong demand in the Polish construction sector, partially offset by an approximately 18% year-over-year decrease in average selling prices per ton primarily due to elevated import levels. The year-over-year decrease in year-to-date net sales was primarily driven by an approximately 17% year-over-year decrease in average selling prices per ton. Net sales for the three and six months ended February 29, 2020 were also impacted by unfavorable foreign currency translation adjustments of approximately $4.2 million and $11.5 million, respectively, due to the increase in the average value of the U.S. dollar relative to the Polish zloty.

Adjusted EBITDA for the three and six months ended February 29, 2020 decreased $7.1 million and $28.5 million, respectively, as compared to the corresponding periods in 2019, primarily driven by $46 per ton, or 19%, and $41 per ton, or 17%, year-over-year decreases in metal margins, respectively. Elevated import levels in the third quarter of calendar 2019 saturated the market, resulting in lower average selling prices per ton and compressed margins. Adjusted EBITDA included non-cash stock compensation expense of $0.3 million and $0.8 million for the three and six months ended February 29, 2020, respectively, and $0.2 million and $0.3 million for the comparable periods. Foreign currency translation impact to adjusted EBITDA for the three and six months ended February 29, 2020 was immaterial.

Corporate and Other

Corporate and Other reported adjusted EBITDA losses of $23.2 million and $50.7 million for the three and six months ended February 29, 2020, respectively, as compared to adjusted EBITDA losses of $24.1 million and $83.7 million in the corresponding periods. For the three months ended February 29, 2020, adjusted EBITDA was relatively flat on a year-over-year basis. For the six months ended February 29, 2020, the decrease in adjusted EBITDA loss was primarily driven by a $27.9 million year-over-year decrease in professional fees and legal expenses incurred primarily due to the Acquisition in 2019. Adjusted EBITDA included non-cash stock compensation expense of $4.6 million and $9.4 million for the three and six months ended February 29, 2020, respectively, and $3.7 million and $5.7 million for the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. We use credit insurance in Poland to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 13% of total trade receivables at February 29, 2020.

The table below reflects our sources, facilities and available liquidity at February 29, 2020:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$232,442	$232,442
Notes due from 2023 to 2027	980,000	*
Revolver	350,000	346,962
U.S. accounts receivable facility	200,000	169,009
Term Loan	110,125	—
Poland credit facilities	70,046	58,005
Poland accounts receivable facility	56,037	42,670
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

Net cash flows from operating activities were $253.4 million for the six months ended February 29, 2020 compared to $352.9 million of net cash flows used by operating activities for the comparable period in 2019. Due to the adoption of Accounting Standards Update 2016-15 on September 1, 2018 as described in Note 7, Accounts Receivable Programs of the 2019 Form 10-K, $367.5 million of cash collections of the U.S. and Poland accounts receivable facilities were reflected in investing activities in 2019. In addition, for the six months ended February 29, 2020, the Company had a $113.6 million year-over-year increase in net earnings, a $30.4 million year-over-year increase in deferred income taxes and a $65.1 million year-over-year decrease in cash used by operating assets and liabilities ("working capital"). For continuing operations, operating working capital days decreased five days year-over-year.

Investing Activities
Net cash flows used by investing activities were $91.5 million and $393.1 million for the six months ended February 29, 2020 and the comparable period in 2019, respectively. Cash used by investing activities in the six months ended February 29, 2020 was lower than the comparable period primarily due to cash used for the Acquisition in 2019 of $701.2 million, as described in Note 2, Changes in Business, partially offset by $367.5 million in cash collections of the U.S. and Poland accounts receivable facilities in 2019, as described above.

We estimate that our 2020 capital spending will range from $160 million to $185 million. We regularly assess our capital spending based on current and expected results.

Financing Activities
Net cash flows used by financing activities were $122.1 million for the six months ended February 29, 2020 compared to net cash flows from financing activities of $181.8 million for the comparable period in 2019. During the six months ended February 29, 2020, we had net debt repayments of $91.2 million, as compared to net borrowings of $212.8 million in the corresponding period which was used to fund the Acquisition.

At this time, the coronavirus (“COVID-19”) has not had a material impact on our operations, and we anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements. However, as the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

CONTRACTUAL OBLIGATIONS
Our contractual obligations at February 29, 2020 decreased by approximately $157.8 million from August 31, 2019, primarily due to decreases in long-term debt, unconditional purchase obligations and interest obligations. Our estimated contractual obligations for the twelve months ending February 28, 2021 are approximately $391.7 million and primarily consist of expenditures incurred in connection with normal business operations.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At February 29, 2020, we had committed $27.4 million under these arrangements, of which $3.0 million reduced availability under the Revolver.
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
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies provided by our recent acquisitions, demand for our products, steel margins, the effect of COVID-19 and related governmental and economic responses thereto, the ability to operate our mills at full capacity, future supplies of raw materials and energy for our operations, share repurchases, legal proceedings, the undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K as well as the following:

•changes in economic conditions which affect demand for our products or construction activity generally, and the impact of such changes on the highly cyclical steel industry;

•rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices or reducing the profitability of our fabrication contracts due to rising commodity pricing;
•impacts from COVID-19 on the economy, demand for our products or our operations, including the responses of governmental authorities to contain COVID-19;
•excess capacity in our industry, particularly in China, and product availability from competing steel mills and other steel suppliers including import quantities and pricing;
•compliance with and changes in environmental laws and regulations, including increased regulation associated with climate change and greenhouse gas emissions;
•involvement in various environmental matters that may result in fines, penalties or judgments;
•potential limitations in our or our customers' abilities to access credit and non-compliance by our customers with our contracts;
•activity in repurchasing shares of our common stock under our repurchase program;
•financial covenants and restrictions on the operation of our business contained in agreements governing our debt;
•our ability to successfully identify, consummate and integrate acquisitions and the effects that acquisitions may have on our financial leverage;
•risks associated with acquisitions generally, such as the inability to obtain, or delays in obtaining, required approvals under applicable antitrust legislation and other regulatory and third party consents and approvals;
•lower than expected future levels of revenues and higher than expected future costs;
•failure or inability to implement growth strategies in a timely manner;
•impact of goodwill impairment charges;
•impact of long-lived asset impairment charges;
•currency fluctuations;
•global factors, including trade measures, political uncertainties and military conflicts;
•availability and pricing of electricity, electrodes and natural gas for mill operations;
•ability to hire and retain key executives and other employees;
•competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;
•information technology interruptions and breaches in security;
•ability to make necessary capital expenditures;
•availability and pricing of raw materials and other items over which we exert little influence, including scrap metal, energy and insurance;
•unexpected equipment failures;
•losses or limited potential gains due to hedging transactions;
•litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks;
•risk of injury or death to employees, customers or other visitors to our operations;
•new and clarifying guidance with regard to interpretation of certain provisions of the Tax Cuts and Jobs Act that could impact our assessment; and
•increased costs related to health care reform legislation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended February 29, 2020, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $9.5 million, or 10%, compared to August 31, 2019. This decrease was primarily due to forward contracts denominated in euro with a Polish zloty functional currency, which decreased $6.1 million compared to August 31, 2019.

During the six months ended February 29, 2020, the change in the Company's total commodity contract commitments was relatively flat compared to August 31, 2019.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended February 29, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the subject of civil actions, or have received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility, that we and numerous other parties are considered a potentially responsible party ("PRP") and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at eleven locations. The actions and notices refer to the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the Ross Metals Site in Rossville, Tennessee, the Li Tungsten Site in Glen Cove, New York, the Peak Oil Site in Tampa, Florida, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, the Industrial Salvage site in Corpus Christi, Texas, the Chemetco site in Hartford, Illinois and the Ward Transformer site in Raleigh, North Carolina. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this Form 10-Q, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

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
ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K and Part II, Item 1A, Risk Factors, of the Quarterly Report on Form 10-Q for the period ended November 30, 2019:

Our business, financial condition and results of operations may be adversely affected by global public health epidemics, including the recent COVID-19 outbreak.

Our business, financial condition and results of operations may be adversely affected if a global public health epidemic, including the recent COVID-19 outbreak, interferes with the ability of our employees, suppliers, customers, financing sources or others to conduct business or negatively affects consumer confidence or the global economy. In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and efforts to contain the spread of COVID-19 intensified. The outbreak is a widespread health crisis that has affected large segments of the global economy. The outbreak and any preventative or protective actions that governments or we may take with respect to COVID-19 may have a material adverse effect on our business or our suppliers, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on shipping, fabricating or installing products or reduced consumer demand. Any resulting financial impact cannot be estimated reasonably at this time, but may materially affect our business, financial condition or results of operations. The extent to which

COVID-19 affects our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the outbreak or treat its impact, among others.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended February 29, 2020.

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

10.1
Consulting Agreement, dated as of March 1, 2020, by and between Mary A. Lindsey and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K dated March 2, 2020 and incorporated herein by reference).

10.2
Separation and Release Agreement, dated as of February 28, 2020, by and between Commercial Metals Company and Paul K. Kirkpatrick (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K dated March 3, 2020 and incorporated herein by reference).

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

COMMERCIAL METALS COMPANY

March 25, 2020	/s/ Paul J. Lawrence
Paul J. Lawrence
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)