Form 10-Q
period 2020-05-31
COMMERCIAL METALS Co
filed 2020-06-25
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 24, 2020, 119,068,720 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2020	2019	2020	2019
Net sales	$1,341,683	$1,605,872	$4,067,354	$4,285,997
Costs and expenses:
Cost of goods sold	1,116,353	1,364,242	3,385,963	3,735,168
Selling, general and administrative expenses	115,965	115,446	342,502	331,389
Interest expense	15,409	18,513	47,875	53,671
Asset impairments	5,983	15	6,513	15
	1,253,710	1,498,216	3,782,853	4,120,243

Earnings from continuing operations before income taxes	87,973	107,656	284,501	165,754
Income taxes	23,804	29,105	73,981	52,855
Earnings from continuing operations	64,169	78,551	210,520	112,899

Earnings (loss) from discontinued operations before income taxes	745	(190)	1,941	(808)
Income taxes (benefit)	180	(29)	581	109
Earnings (loss) from discontinued operations	565	(161)	1,360	(917)

Net earnings	$64,734	$78,390	$211,880	$111,982

Basic earnings per share*
Earnings from continuing operations	$0.54	$0.67	$1.77	$0.96
Earnings (loss) from discontinued operations	—	—	0.01	(0.01)
Net earnings	$0.54	$0.66	$1.78	$0.95

Diluted earnings per share*
Earnings from continuing operations	$0.53	$0.66	$1.75	$0.95
Earnings (loss) from discontinued operations	—	—	0.01	(0.01)
Net earnings	$0.54	$0.66	$1.76	$0.94

Average basic shares outstanding	119,192,962	118,045,362	118,828,870	117,762,945
Average diluted shares outstanding	120,278,741	119,145,566	120,277,737	119,013,014
See notes to condensed consolidated financial statements.
 _________________
*Earnings Per Share ("EPS") is calculated independently for each component and may not sum to Net EPS due to rounding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2020	2019	2020	2019
Net earnings	$64,734	$78,390	$211,880	$111,982
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	(8,037)	(5,135)	(2,179)	(14,278)
Reclassification for translation gain realized upon liquidation of investment in foreign entity	2	19	—	856
Foreign currency translation adjustment	(8,035)	(5,116)	(2,179)	(13,422)
Net unrealized loss on derivatives:
Unrealized holding loss	(5,143)	(145)	(8,075)	(267)
Reclassification for loss included in net earnings	(81)	(71)	(253)	(154)
Net unrealized loss on derivatives	(5,224)	(216)	(8,328)	(421)
Defined benefit obligation:
Amortization of prior services	(8)	(6)	(24)	(21)
Reclassification for settlement losses	—	—	—	1,316
Defined benefit obligation	(8)	(6)	(24)	1,295
Other comprehensive loss	(13,267)	(5,338)	(10,531)	(12,548)
Comprehensive income	$51,467	$73,052	$201,349	$99,434
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)	May 31, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$462,110	$192,461
Accounts receivable (less allowance for doubtful accounts of $8,661 and $8,403)	880,602	1,016,088
Inventories, net	644,887	692,368
Other current assets	157,390	179,088
Total current assets	2,144,989	2,080,005
Property, plant and equipment, net	1,513,469	1,500,971
Goodwill	64,126	64,138
Other noncurrent assets	232,303	113,657
Total assets	$3,954,887	$3,758,771
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$230,280	$288,005
Accrued expenses and other payables	363,066	353,786
Acquired unfavorable contract backlog	16,726	35,360
Current maturities of long-term debt and short-term borrowings	17,271	17,439
Total current liabilities	627,343	694,590
Deferred income taxes	129,571	79,290
Other noncurrent liabilities	243,511	133,620
Long-term debt	1,153,800	1,227,214
Total liabilities	2,154,225	2,134,714
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 119,065,133 and 117,924,938 shares	1,290	1,290
Additional paid-in capital	356,846	358,668
Accumulated other comprehensive loss	(134,657)	(124,126)
Retained earnings	1,754,491	1,585,379
Less treasury stock 9,995,531 and 11,135,726 shares at cost	(177,520)	(197,350)
Stockholders' equity	1,800,450	1,623,861
Stockholders' equity attributable to noncontrolling interests	212	196
Total stockholders' equity	1,800,662	1,624,057
Total liabilities and stockholders' equity	$3,954,887	$3,758,771
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended May 31,
(in thousands)	2020	2019
Cash flows from (used by) operating activities:
Net earnings	$211,880	$111,982
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	124,104	117,617
Deferred income taxes and other long-term taxes	47,761	36,367
Stock-based compensation	21,975	17,350
Amortization of acquired unfavorable contract backlog	(18,676)	(58,202)
Asset impairments	6,513	15
Net gain on disposals of subsidiaries, assets and other	(5,476)	(1,334)
Other	1,933	651
Changes in operating assets and liabilities	141,819	(75,422)
Beneficial interest in securitized accounts receivable	—	(367,521)
Net cash flows from (used by) operating activities	531,833	(218,497)

Cash flows from (used by) investing activities:
Capital expenditures	(134,092)	(91,753)
Proceeds from the sale of property, plant and equipment	14,091	2,503
Acquisitions, net of cash acquired	(9,850)	(700,941)
Proceeds from insurance, sale of discontinued operations and other	974	6,298
Beneficial interest in securitized accounts receivable	—	367,521
Net cash flows used by investing activities:	(128,877)	(416,372)

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	22,566	180,000
Repayments of long-term debt	(110,470)	(24,138)
Proceeds from accounts receivable programs	171,133	223,143
Repayments under accounts receivable programs	(171,285)	(209,363)
Dividends	(42,768)	(42,387)
Stock issued under incentive and purchase plans, net of forfeitures	(1,921)	(2,364)
Contribution from noncontrolling interests	16	10
Net cash flows from (used by) financing activities	(132,729)	124,901
Effect of exchange rate changes on cash	210	(341)
Increase (decrease) in cash, restricted cash and cash equivalents	270,437	(510,309)
Cash, restricted cash and cash equivalents at beginning of period	193,729	632,615
Cash, restricted cash and cash equivalents at end of period	$464,166	$122,306
See notes to condensed consolidated financial statements.

Supplemental information:	Nine Months Ended May 31,
(in thousands)	2020	2019
Cash paid for income taxes	$29,566	$6,852
Cash paid for interest	49,159	53,773

Noncash activities:
Liabilities related to additions of property, plant and equipment	31,881	37,602

Cash and cash equivalents	$462,110	$120,315
Restricted cash	2,056	1,991
Total cash, restricted cash and cash equivalents	$464,166	$122,306

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended May 31, 2020
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, February 29, 2020	129,060,664	$1,290	$351,481	$(121,390)	$1,704,045	(9,998,775)	$(177,583)	$212	$1,758,055
Net earnings					64,734				64,734
Other comprehensive loss				(13,267)					(13,267)
Dividends ($0.12 per share)					(14,288)				(14,288)
Issuance of stock under incentive and purchase plans, net of forfeitures			479			3,244	63		542
Stock-based compensation			4,886						4,886
Contribution of noncontrolling interests								—	—
Balance, May 31, 2020	129,060,664	$1,290	$356,846	$(134,657)	$1,754,491	(9,995,531)	$(177,520)	$212	$1,800,662

	Nine Months Ended May 31, 2020
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2019	129,060,664	$1,290	$358,668	$(124,126)	$1,585,379	(11,135,726)	$(197,350)	$196	$1,624,057
Net earnings					211,880				211,880
Other comprehensive loss				(10,531)					(10,531)
Dividends ($0.36 per share)					(42,768)				(42,768)
Issuance of stock under incentive and purchase plans, net of forfeitures			(21,751)			1,140,195	19,830		(1,921)
Stock-based compensation			19,929						19,929
Contribution of noncontrolling interests								16	16
Balance, May 31, 2020	129,060,664	$1,290	$356,846	$(134,657)	$1,754,491	(9,995,531)	$(177,520)	$212	$1,800,662

	Three Months Ended May 31, 2019
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, February 28, 2019	129,060,664	$1,290	$346,156	$(100,887)	$1,449,159	(11,139,594)	$(197,418)	$196	$1,498,496
Net earnings					78,390				78,390
Other comprehensive loss				(5,338)					(5,338)
Dividends ($0.12 per share)					(14,206)				(14,206)
Issuance of stock under incentive and purchase plans, net of forfeitures			439			3,045	53		492
Stock-based compensation and other			6,286		75				6,361
Balance, May 31, 2019	129,060,664	$1,290	$352,881	$(106,225)	$1,513,418	(11,136,549)	$(197,365)	$196	$1,564,195

	Nine Months Ended May 31, 2019
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2018	129,060,664	$1,290	$352,674	$(93,677)	$1,446,495	(12,045,106)	$(213,385)	$186	$1,493,583
Net earnings					111,982				111,982
Other comprehensive loss				(12,548)					(12,548)
Dividends ($0.36 per share)					(42,387)				(42,387)
Issuance of stock under incentive and purchase plans, net of forfeitures			(18,384)			908,557	16,020		(2,364)
Stock-based compensation and other			18,591		75				18,666
Contribution of noncontrolling interest								10	10
Adoption of ASC 606 adjustment					(2,747)				(2,747)
Balance, May 31, 2019	129,060,664	$1,290	$352,881	$(106,225)	$1,513,418	(11,136,549)	$(197,365)	$196	$1,564,195
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

Recently Adopted Accounting Pronouncements

On September 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended, (“ASU 2016-02”), using the modified retrospective transition approach. ASU 2016-02 requires a lessee to recognize a right-of-use ("ROU") asset and a lease liability on its balance sheet for all leases with terms longer than twelve months. The Company’s financial statements for periods prior to September 1, 2019 were not modified for the application of this ASU. Upon adoption of ASU 2016-02, the Company recorded the following amounts associated with operating leases in its condensed consolidated balance sheet at September 1, 2019: $113.4 million of ROU assets in other noncurrent assets, $30.9 million of lease liabilities in accrued expenses and other payables and $84.9 million of lease liabilities in other noncurrent liabilities. There was no impact to the opening balance of retained earnings as a result of implementing ASU 2016-02. The Company elected the package of three practical expedients available under the ASU. Additionally, the Company implemented appropriate changes to internal processes and controls to support recognition, subsequent measurement and disclosures.

The Company's leases are primarily for office space, land and equipment. The Company determines if an arrangement is a lease at inception of a contract if the terms state the Company has the right to direct the use of and obtain substantially all the economic benefits from a specific asset identified in the contract. The ROU assets represent the Company's right to use the underlying assets for the lease term, and the lease liabilities represent the obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments to be made over the lease term. Certain of the Company's lease agreements contain options to extend the lease. The Company evaluates these options on a lease-by-lease basis, and if the Company determines it is reasonably certain to be exercised, the lease term includes the extension. The Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments, and lease expense is recognized on a straight-line basis over the lease term. The incremental borrowing rate is the rate of interest the Company could borrow on a collateralized basis over a similar term with similar payments. The Company does not record leases with an initial term of twelve months or less (“short-term leases”) in its condensed consolidated balance sheets.

Certain of the Company's lease agreements include payments for certain variable costs not determinable upon lease commencement, including mileage, utilities, fuel and inflation adjustments. These variable lease payments are recognized in cost of goods sold and selling, general and administrative expenses, but are not included in the ROU asset or lease liability balances. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants.

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

Facility Closures

In May 2020, the Company idled a fabrication facility and recorded $4.8 million of expense related to ROU asset impairments and employee-related charges.

In October 2019, the Company closed the melting operations at its Rancho Cucamonga facility and recorded $7.2 million of expense related to severance, pension curtailment and vendor agreement terminations.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2019	2018	2019	2018
Pro forma net sales*	$1,582,478	$1,648,962	$4,507,485	$4,560,929
Pro forma net earnings**	63,018	49,402	88,987	40,311
_________________
*Pro forma net sales for the three and nine months ended May 31, 2018 includes estimated fair value adjustments related to amortization of unfavorable contract backlog. The impact of the amortization of unfavorable contract backlog has been removed from the pro forma net sales for the three and nine months ended May 31, 2019.

** Pro forma net earnings for the three and nine months ended May 31, 2018 reflects the impact of fair value adjustments related to the amortization of unfavorable contract backlog described above. Pro forma net earnings for the nine months ended May 31, 2018 includes estimated fair value adjustments related to inventory step-up, as well as non-recurring acquisition and integration costs of approximately $49.8 million.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended May 31, 2020
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, February 29, 2020	$(115,642)	$(1,998)	$(3,750)	$(121,390)
Other comprehensive loss before reclassifications	(8,037)	(6,350)	(10)	(14,397)
Amounts reclassified from AOCI	2	(98)	—	(96)
Income taxes	—	1,224	2	1,226
Net other comprehensive loss	(8,035)	(5,224)	(8)	(13,267)
Balance, May 31, 2020	$(123,677)	$(7,222)	$(3,758)	$(134,657)

	Nine Months Ended May 31, 2020
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2019	$(121,498)	$1,106	$(3,734)	$(124,126)
Other comprehensive loss before reclassifications	(2,179)	(9,969)	(34)	(12,182)
Amounts reclassified from AOCI	—	(312)	—	(312)
Income taxes	—	1,953	10	1,963
Net other comprehensive loss	(2,179)	(8,328)	(24)	(10,531)
Balance, May 31, 2020	$(123,677)	$(7,222)	$(3,758)	$(134,657)

	Three Months Ended May 31, 2019
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, February 28, 2019	$(100,943)	$1,151	$(1,095)	$(100,887)
Other comprehensive loss before reclassifications	(5,135)	(86)	(6)	(5,227)
Amounts reclassified from AOCI	19	(181)	—	(162)
Income taxes	—	51	—	51
Net other comprehensive loss	(5,116)	(216)	(6)	(5,338)
Balance, May 31, 2019	$(106,059)	$935	$(1,101)	$(106,225)

	Nine Months Ended May 31, 2019
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, August 31, 2018	$(92,637)	$1,356	$(2,396)	$(93,677)
Other comprehensive loss before reclassifications	(14,278)	(190)	(25)	(14,493)
Amounts reclassified from AOCI	856	(330)	1,666	2,192
Income taxes (benefit)	—	99	(346)	(247)
Net other comprehensive income (loss)	(13,422)	(421)	1,295	(12,548)
Balance, May 31, 2019	$(106,059)	$935	$(1,101)	$(106,225)

Items reclassified out of AOCI were immaterial for the three and nine months ended May 31, 2020 and 2019. Thus, the corresponding line items in the condensed consolidated statements of earnings to which the items were reclassified are not presented.

NOTE 4. REVENUE RECOGNITION

In the Americas Mills, Americas Recycling and International Mill segments, revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt.

In the Americas Fabrication segment, each contract represents a single performance obligation. Revenue is either recognized over time or equal to billing under an available practical expedient. For contracts where the Company provides fabricated product and installation services, revenue is recognized over time using an input method. For the three and nine months ended May 31, 2020, these contracts represented approximately 23% and 25%, respectively, of net sales in the Americas Fabrication segment. For these contracts, the measure of progress is based on contract costs incurred to date compared to total estimated contract costs, which provides a reasonable depiction of the Company’s progress towards satisfaction of the performance obligation as there is a direct relationship between costs incurred by the Company and the transfer of the fabricated product and installation services. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method. For the three and nine months ended May 31, 2020, these contracts represented approximately 25% of net sales in the Americas Fabrication segment. For these contracts, the Company uses tons shipped compared to total estimated tons, which provides a reasonable depiction of the transfer of contract value to the customer, as there is a direct relationship between the units shipped by the Company and the transfer of the fabricated product. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If estimated total consolidated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. For the three and nine months ended May 31, 2020, the remaining 52% and 50%, respectively, of net sales in the Americas Fabrication segment was recognized as amounts were billed to the customer.

Payment terms and conditions vary by contract type, although the Company generally requires customers to pay within 30 days of invoice date. The timing of revenue recognition for certain Americas Fabrication contracts, as described above, differs from the timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing and a liability when revenue is recognized after invoicing. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined the contracts do not include a significant financing component.

The following table provides information about assets and liabilities from contracts with customers.

(in thousands)	May 31, 2020	August 31, 2019
Contract assets (included in accounts receivable)	$55,687	$103,805
Contract liabilities (included in accrued expenses and other payables)	21,900	37,165
The entire contract liability as of August 31, 2019 was recognized in the nine months ended May 31, 2020.

Remaining Performance Obligations

As of May 31, 2020, $732.3 million has been allocated to remaining performance obligations in the Americas Fabrication segment, excluding those contracts where revenue is recognized equal to billing. Of this amount, the Company estimates the remaining performance obligations will be recognized as revenue after May 31, 2020 as follows: 40% in the first twelve months, 48% in the following twelve months, and 12% thereafter. The duration of contracts in the Americas Mills, Americas Recycling and International Mill segments are typically less than one year.

Disaggregation of Revenue

The following tables display revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended May 31, 2020
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$204	$420,169	$494,519	$165,626	$—	$1,080,518
Ferrous scrap	63,735	8,698	—	61	—	72,494
Nonferrous scrap	83,650	3,091	—	2,438	—	89,179
Construction materials	—	—	72,637	—	—	72,637
Other	432	19,320	626	5,340	1,137	26,855
Total	$148,021	$451,278	$567,782	$173,465	$1,137	$1,341,683

	Nine Months Ended May 31, 2020
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$459	$1,298,980	$1,436,011	$494,853	$—	$3,230,303
Ferrous scrap	188,077	26,320	1	432	—	214,830
Nonferrous scrap	309,730	9,981	—	6,680	—	326,391
Construction materials	—	—	206,225	—	—	206,225
Other	1,441	61,556	6,303	16,196	4,109	89,605
Total	$499,707	$1,396,837	$1,648,540	$518,161	$4,109	$4,067,354

	Three Months Ended May 31, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$238	$501,925	$554,672	$199,431	$—	$1,256,266
Ferrous scrap	106,404	8,916	2	525	—	115,847
Nonferrous scrap	121,581	4,080	—	3,212	—	128,873
Construction materials	—	—	71,228	—	—	71,228
Other	563	21,114	3,608	5,854	2,519	33,658
Total	$228,786	$536,035	$629,510	$209,022	$2,519	$1,605,872

	Nine Months Ended May 31, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Total
Steel products	$679	$1,294,217	$1,392,442	$584,735	$—	$3,272,073
Ferrous scrap	323,311	26,802	2	1,055	—	351,170
Nonferrous scrap	369,660	10,568	—	8,677	—	388,905
Construction materials	—	—	188,589	—	—	188,589
Other	1,205	50,914	9,713	16,173	7,255	85,260
Total	$694,855	$1,382,501	$1,590,746	$610,640	$7,255	$4,285,997

NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at May 31, 2020 and August 31, 2019, work in process inventories were immaterial. At May 31, 2020 and August 31, 2019, the Company's raw materials inventories were $120.1 million and $143.7 million, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment at May 31, 2020 is detailed in the following table:

(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Consolidated
Goodwill, gross*	$9,543	$4,970	$57,428	$2,371	$74,312
Accumulated impairment losses*	(9,543)	—	(493)	(150)	(10,186)
Goodwill, net*	$—	$4,970	$56,935	$2,221	$64,126
_________________
* The change in balance from August 31, 2019 was immaterial.

The total gross carrying amounts of the Company's intangible assets subject to amortization were $20.7 million and $20.8 million, and the total net carrying amounts were $11.7 million and $13.3 million at May 31, 2020 and August 31, 2019, respectively. These assets were included in other noncurrent assets on the Company's condensed consolidated balance sheets. Intangible amortization expense from continuing operations related to such intangible assets was $0.5 million and $0.6 million, and $1.6 million and $1.7 million, for the three and nine months ended May 31, 2020 and 2019, respectively. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives at May 31, 2020.

In connection with the Acquisition, the Company recorded an unfavorable contract backlog liability of $110.2 million. At May 31, 2020 and August 31, 2019, the net carrying amount of the liability was $16.7 million and $35.4 million, respectively. Amortization of the unfavorable contract backlog was $4.4 million and $18.7 million, and $23.4 million and $58.2 million, for the three and nine months ended May 31, 2020 and 2019, respectively, and was recorded as an increase to net sales in the Company’s condensed consolidated statements of earnings.

NOTE 7. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's condensed consolidated balance sheet at May 31, 2020:

(in thousands)	Classification in Condensed Consolidated Balance Sheet	May 31, 2020
Assets:
Operating assets	Other noncurrent assets	$120,931
Finance assets	Property, plant and equipment, net	43,477
Total leased assets		$164,408

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$28,291
Long-term	Other noncurrent liabilities	98,903
Total operating lease liabilities		127,194
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	12,668
Long-term	Long-term debt	30,837
Total finance lease liabilities		43,505
Total lease liabilities		$170,699

The components of lease cost were as follows:

(in thousands)	Three Months Ended May 31, 2020	Nine Months Ended May 31, 2020
Operating lease expense	$9,129	$26,734
Finance lease expense:
Amortization of assets	3,343	8,228
Interest on lease liabilities	456	1,322
Total finance lease expense	3,799	9,550
Variable and short term-lease expense	4,233	12,547
Total lease expense	$17,161	$48,831

The weighted-average remaining lease term and discount rate for operating and finance leases are presented in the following table:

May 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.4
Finance leases	3.8

Weighted-average discount rate
Operating leases	4.178%
Finance leases	4.180%

Cash flow and other information related to leases is included in the following table:

(in thousands)	Nine Months Ended May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$27,003
Operating cash outflows from finance leases	1,243
Financing cash outflows from finance leases	9,607

ROU assets obtained in exchange for lease obligations:
Operating leases	38,363
Finance leases	16,277

Maturities of lease liabilities at May 31, 2020 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
Year 1	$33,064	$14,229
Year 2	27,822	12,103
Year 3	22,499	9,728
Year 4	17,549	7,632
Year 5	12,796	3,336
Thereafter	32,975	108
Total lease payments	146,705	47,136
Less: Imputed interest	19,511	3,631
Present value of lease liabilities	$127,194	$43,505

Future maturities of lease liabilities at August 31, 2019, prior to adoption of ASU 2016-02, are presented in the following table:

		Twelve Months Ended August 31,
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Capital lease obligations	$41,331	13,104	10,004	7,758	5,831	3,904	$730
Long-term non-cancelable operating leases	$124,817	34,511	27,383	22,074	17,433	10,478	$12,938

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt at May 31, 2020 and August 31, 2019 was as follows:

(in thousands)	Weighted Average Interest Rate at May 31, 2020	May 31, 2020	August 31, 2019
2027 Notes	5.375%	$300,000	$300,000
2026 Notes	5.750%	350,000	350,000
2023 Notes	4.875%	330,000	330,000
Term Loan	3.113%	110,125	210,125
Poland credit facilities	1.989%	22,350	—
Short-term borrowings	1.900%	2,765	3,929
Other	5.100%	21,329	23,168
Finance leases		43,505	37,699
Total debt		1,180,074	1,254,921
Less debt issuance costs		9,003	10,268
Total amounts outstanding		1,171,071	1,244,653
Less current maturities		14,506	13,510
Less short-term borrowings		2,765	3,929
Current maturities of long-term debt and short-term borrowings		17,271	17,439
Long-term debt		$1,153,800	$1,227,214

The Company had no amounts drawn under the $350.0 million revolving credit facility (the "Revolver") at May 31, 2020 and August 31, 2019. The availability under the Revolver was reduced by outstanding stand-by letters of credit of $3.0 million at May 31, 2020 and August 31, 2019.

The Company also has credit facilities in Poland through its subsidiary CMCP. At May 31, 2020, CMCP's credit facilities totaled Polish zloty ("PLN") 275.0 million, or $68.6 million. These facilities expire in March 2022. At May 31, 2020, $22.4 million was outstanding under these facilities. No amounts were outstanding as of August 31, 2019. The available balance of these credit facilities was further reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $0.8 million and $1.1 million at May 31, 2020 and August 31, 2019, respectively.

The Company's debt agreements require the Company to comply with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At May 31, 2020, the Company was in compliance with all covenants contained in its debt agreements.

Accounts Receivable Facilities

The Company had no advance payments outstanding under the U.S. accounts receivable facility at May 31, 2020 or August 31, 2019.

The Poland accounts receivable facility has a limit of PLN 220.0 million ($54.9 million at May 31, 2020). The Company had $2.8 million of advance payments outstanding under the Poland accounts receivable facility at May 31, 2020, and $3.9 million at August 31, 2019.

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

At May 31, 2020, the notional values of the Company's foreign currency and commodity commitments were $80.6 million and $45.3 million, respectively. At August 31, 2019, the notional values of the Company's foreign currency and commodity contract commitments were $94.1 million and $42.6 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at May 31, 2020:

Commodity	Long/Short	Total
Aluminum	Long	2,300	MT
Aluminum	Short	1,100	MT
Copper	Long	318	MT
Copper	Short	4,990	MT
Electricity	Long	2,000,000	MW(h)
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

		Three Months Ended May 31,		Nine Months Ended May 31,
Derivatives Not Designated as Hedging Instruments (in thousands)	Location	2020	2019	2020	2019
Commodity	Cost of goods sold	$1,465	$3,408	$1,881	$143
Foreign exchange	SG&A expenses	(890)	(72)	(870)	(472)
Gain (loss) before income taxes		$575	$3,336	$1,011	$(329)

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	May 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$344,307	$344,307	$—	$—
Commodity derivative assets (2)	193	193	—	—
Foreign exchange derivative assets (2)	911	—	911	—
Liabilities:
Commodity derivative liabilities (2)	10,899	870	—	10,029
Foreign exchange derivative liabilities (2)	893	—	893	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$66,240	$66,240	$—	$—
Commodity derivative assets (2)	1,269	1,269	—	—
Foreign exchange derivative assets (2)	569	—	569	—
Liabilities:
Commodity derivative liabilities (2)	99	99	—	—
Foreign exchange derivative liabilities (2)	899	—	899	—
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

There were no material non-recurring fair value remeasurements during the three and nine months ended May 31, 2020.

The carrying values of the Company's short-term items approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		May 31, 2020		August 31, 2019
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$300,495	$300,000	$303,810
2026 Notes (1)	Level 2	350,000	358,145	350,000	363,444
2023 Notes (1)	Level 2	330,000	334,970	330,000	342,098
Term Loan (2)	Level 2	110,125	110,125	210,125	210,125
Poland credit facilities (2)	Level 2	22,350	22,350	—	—
Short-term borrowings (2)	Level 2	2,765	2,765	3,929	3,929
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

During the nine months ended May 31, 2020 and 2019, the Company granted the following awards under its stock-based compensation plans:

	May 31, 2020		May 31, 2019
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,521	$18.32	1,505	$17.75
Liability method	426	N/A	374	N/A

During the three and nine months ended May 31, 2020 and 2019, the Company recorded immaterial mark-to-market adjustments on liability awards. At May 31, 2020, the Company had outstanding 781,508 equivalent shares accounted for under the liability method. The Company expects 742,433 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was mainly included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2020	2019	2020	2019
Stock-based compensation expense	$6,170	$7,342	$21,975	$17,350

NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2020	2019	2020	2019
Earnings from continuing operations	$64,169	$78,551	$210,520	$112,899
Basic earnings per share:
Shares outstanding for basic earnings per share	119,192,962	118,045,362	118,828,870	117,762,945
Basic earnings per share from continuing operations	$0.54	$0.67	$1.77	$0.96
Diluted earnings per share:
Shares outstanding for basic earnings per share	119,192,962	118,045,362	118,828,870	117,762,945
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,085,779	1,100,204	1,448,867	1,250,069
Shares outstanding for diluted earnings per share	120,278,741	119,145,566	120,277,737	119,013,014
Diluted earnings per share from continuing operations	$0.53	$0.66	$1.75	$0.95

Anti-dilutive shares not included above were immaterial for all periods presented.

Restricted stock is included in the number of shares of common stock issued and outstanding but omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of fiscal 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of common stock. During the nine months ended May 31, 2020, CMC did not repurchase any shares of common stock. CMC had remaining authorization to repurchase $27.6 million of common stock at May 31, 2020.
NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 19, Commitments and Contingencies, to the consolidated financial statements in the 2019 Form 10-K.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none of which are owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or similar state statutes to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At May 31, 2020 and August 31, 2019, the Company had $0.7 million accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information which is, in many cases, preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $3.4 million and $3.6 million at May 31, 2020 and August 31, 2019, respectively, of which $2.7 million and $1.8 million were classified as other long-term liabilities at May 31, 2020 and August 31, 2019, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended May 31, 2020
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$148,021	$451,278	$567,782	$173,465	$1,137	$1,341,683
Intersegment sales	55,134	289,534	1,466	352	(346,486)	—
Net sales	203,155	740,812	569,248	173,817	(345,349)	1,341,683
Adjusted EBITDA	(1,664)	133,174	31,896	14,270	(30,894)	146,782

	Nine Months Ended May 31, 2020
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$499,707	$1,396,837	$1,648,540	$518,161	$4,109	$4,067,354
Intersegment sales	173,793	844,908	4,303	1,124	(1,024,128)	—
Net sales	673,500	2,241,745	1,652,843	519,285	(1,020,019)	4,067,354
Adjusted EBITDA	7,507	413,890	65,437	39,080	(81,606)	444,308
Total assets at May 31, 2020*	216,270	1,609,574	1,052,324	506,192	570,527	3,954,887
_________________
*Total assets listed in Corporate and Other includes assets from discontinued operations.

	Three Months Ended May 31, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$228,786	$536,035	$629,510	$209,022	$2,519	$1,605,872
Intersegment sales	60,229	330,868	3,537	343	(394,977)	—
Net sales	289,015	866,903	633,047	209,365	(392,458)	1,605,872
Adjusted EBITDA	12,331	158,114	(23,289)	24,120	(27,305)	143,971

	Nine Months Ended May 31, 2019
(in thousands)	Americas Recycling	Americas Mills	Americas Fabrication	International Mill	Corporate and Other	Continuing Operations
Net sales-unaffiliated customers	$694,855	$1,382,501	$1,590,746	$610,640	$7,255	$4,285,997
Intersegment sales	183,244	860,964	10,248	947	(1,055,403)	—
Net sales	878,099	2,243,465	1,600,994	611,587	(1,048,148)	4,285,997
Adjusted EBITDA	37,889	384,383	(109,863)	77,436	(111,005)	278,840
Total assets at August 31, 2019*	257,517	1,667,366	1,106,420	464,177	263,291	3,758,771
_________________
*Total assets listed in Corporate and Other includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2020	2019	2020	2019
Earnings from continuing operations	$64,169	$78,551	$210,520	$112,899
Interest expense	15,409	18,513	47,875	53,671
Income taxes	23,804	29,105	73,981	52,855
Depreciation and amortization	41,765	41,181	124,095	117,602
Asset impairments	5,983	15	6,513	15
Amortization of acquired unfavorable contract backlog	(4,348)	(23,394)	(18,676)	(58,202)
Adjusted EBITDA from continuing operations	$146,782	$143,971	$444,308	$278,840

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (the "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2019 (the "2019 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the section entitled "Risk Factors" in Item 1A of the 2019 Form 10-K and this Form 10-Q. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "third quarter" relates to the three months ended May 31, 2020, to the "year-to-date period" relates to the nine months ended May 31, 2020 and to the "corresponding period" relates to the relevant three-month or nine-month period ended May 31, 2019.

IMPACT OF COVID-19 ON OUR BUSINESS

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic, and the President of the United States declared the COVID-19 pandemic ("COVID-19") a national emergency. COVID-19 has resulted in various government actions globally, including governmental actions in both the United States ("U.S.") and Poland designed to slow the spread of the virus. Shelter-in-place or stay-at-home orders ("COVID-19 restrictions") have been implemented in many of the jurisdictions where we operate. However, because we operate in a critical infrastructure industry, our facilities have been allowed to remain open in the U.S. Our facilities in Poland have also remained open. Accordingly, COVID-19 has had limited impact on our operations to date. Due to the impact of COVID-19 on the broader economy, net sales, average selling prices per ton and volumes have decreased in certain segments in the three months ended May 31, 2020, compared to the corresponding period in 2019. However, net sales and volumes for the three months ended May 31, 2020 remained relatively consistent with net sales and volumes for the three months ended February 29, 2020. While we implemented new procedures to support the safety of our employees, the costs were not material.

While COVID-19 may negatively impact our results of operations, cash flows and financial position in the future, the current level of uncertainty over the economic and operational impacts of COVID-19 and the actions to contain the outbreak or treat its impact means the related financial impact cannot be reasonably estimated at this time.
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

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2020	2019	2020	2019
Net sales	$1,341,683	$1,605,872	$4,067,354	$4,285,997
Earnings from continuing operations	64,169	78,551	210,520	112,899
Diluted earnings per share	$0.53	$0.66	$1.75	$0.95

Net sales for the three and nine months ended May 31, 2020 decreased $264.2 million, or 16%, and decreased $218.6 million, or 5%, respectively, compared to the corresponding periods in 2019. For the three months ended May 31, 2020, net sales declined year-over-year in all four of our segments, and year-to-date net sales declined in all segments except our Americas Fabrication segment. In the three and nine months ended May 31, 2020, the decreases in net sales were due to a decline in year-over-year average selling prices in our Americas Recycling, Americas Mills and International Mills segments, coupled with a decline in third quarter tons shipped by our Americas Recycling, Americas Mills and Americas Fabrication segments and in year-to-date tons shipped by our Americas Recycling segment. The declines in average selling prices and tons shipped were primarily due to COVID-19 restrictions, which impacted the global economy and customer demand in the third quarter of 2020.

Earnings from continuing operations for the three months ended May 31, 2020 decreased $14.4 million compared to the corresponding period in 2019. The year-over-year decrease was primarily driven by a decrease in third quarter tons shipped by our Americas Recycling segment and compressed metal margin in our Americas Mills segment. Metal margin in our Americas Mills segment is the difference between average selling prices and the average cost of raw materials, primarily ferrous scrap. Earnings from continuing operations for the nine months ended May 31, 2020 increased $97.6 million compared to the corresponding period in 2019. The year-over-year increase was primarily due to expansion in metal margin in our Americas Fabrication segment due to higher average selling prices coupled with recently declining rebar costs, and an increase in tons shipped in our Americas Fabrication and Americas Mills segments, due to two additional months of shipments from the Acquired Businesses in 2020 compared to 2019. Metal margin in our Americas Fabrication segment is the difference between average selling prices and the average cost of raw materials, primarily rebar purchased from our Americas Mills segment.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were relatively flat for the three months ended May 31, 2020 and increased $11.1 million for the nine months ended May 31, 2020, compared to the corresponding periods in 2019. The year-over-year increase in the nine months ended May 31, 2020 was driven primarily by a $45.7 million year-over-year increase in employee-related expenses, partially offset by a $23.2 million year-over-year decrease in professional fees and legal expenses, primarily related to the Acquisition, and a $4.4 million year-over-year increase in gains on the sale of fixed assets.

Interest Expense

Interest expense for the three and nine months ended May 31, 2020 decreased $3.1 million and $5.8 million, respectively, compared to the corresponding periods in 2019. The year-over-year decreases were the result of a decrease in interest payable on long-term debt primarily due to total prepayments over the past four quarters of $200 million on the Term Loan (as defined in Note 10, Credit Arrangements, to the consolidated financial statements in the 2019 Form 10-K).

Income Taxes

The effective income tax rate from continuing operations for the three and nine months ended May 31, 2020 was 27.1% and 26.0%, respectively, compared with 27.0% and 31.9% in the corresponding periods in 2019. The effective tax rate for the three months ended May 31, 2020 remained relatively flat year-over-year, while the effective tax rate for the nine months ended May 31, 2020 decreased primarily due to discrete tax expense recorded during 2019 as a result of the Tax Cuts and Jobs Act.
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. See Note 14, Business Segments. The operational data presented in the tables below is calculated using averages and, therefore, it is not meaningful to quantify the effect that any individual component had on the segment's net sales or adjusted EBITDA.

Americas Recycling

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2020	2019	2020	2019
Net sales	$203,155	$289,015	$673,500	$878,099
Adjusted EBITDA	(1,664)	12,331	7,507	37,889

Average selling price (per ton)
Ferrous	$215	$252	$208	$263
Nonferrous	1,748	2,047	1,937	2,009

Tons shipped (in thousands)
Ferrous	472	597	1,483	1,746
Nonferrous	47	60	162	182
Total	519	657	1,645	1,928

Net sales for the three and nine months ended May 31, 2020 decreased $85.9 million, or 30%, and $204.6 million, or 23%, respectively, compared to the corresponding periods in 2019. For the three and nine months ended May 31, 2020, the year-over-year declines in net sales were driven by lower average selling prices per ton and tons shipped. These decreases were due to a declining price environment, specifically in the third quarter as a result of COVID-19 restrictions, including the temporary idling of many industrial accounts, such as auto manufacturers, coupled with lower demand. In the three and nine months ended May 31, 2020, year-over-year average ferrous selling prices per ton decreased approximately 15% and 21%, respectively, and year-over-year average non-ferrous selling prices per ton decreased approximately 15% and 4%, respectively. Total year-over-year tons shipped decreased approximately 21% and 15% in the three and nine months ended May 31, 2020, respectively.

Adjusted EBITDA for the three and nine months ended May 31, 2020 decreased $14.0 million and $30.4 million, respectively, compared to the corresponding periods in 2019, as the declining price environment compressed margins. Conversion costs increased approximately $7 and $14 per ton in the three and nine months ended May 31, 2020, respectively, compared to the corresponding periods in 2019, due to decreased production levels. Adjusted EBITDA included non-cash stock compensation expense of $0.5 million and $1.3 million for the three and nine months ended May 31, 2020, respectively, and $0.3 million and $1.0 million for the corresponding periods.

Americas Mills

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2020	2019	2020	2019
Net sales	$740,812	$866,903	$2,241,745	$2,243,465
Adjusted EBITDA	133,174	158,114	413,890	384,383

Average price (per ton)
Total selling price	$606	$670	$604	$674
Cost of ferrous scrap utilized	239	284	238	297
Metal margin	367	386	366	377

Tons (in thousands)
Melted	1,150	1,164	3,449	3,199
Rolled	1,157	1,118	3,396	3,007
Shipped	1,182	1,236	3,535	3,178

Net sales for the three months ended May 31, 2020 decreased $126.1 million, or 15%, and net sales for the nine months ended May 31, 2020 were relatively flat, compared to the corresponding periods in 2019. For the three months ended May 31, 2020, the decrease in year-over-year net sales was primarily due to a 10% decrease in average selling prices per ton. Despite the impact of COVID-19 restrictions on the U.S. economy, tons shipped in the third quarter only decreased 4% year-over-year due to continued strength in our core markets. Although there was a 10% decrease in year-over-year average selling prices per ton in the nine months ended May 31, 2020, year-over-year net sales remained relatively flat due to an increase of 357 thousand tons shipped due to two additional months of shipments from the Acquired Businesses.

Adjusted EBITDA for the three months ended May 31, 2020 decreased $24.9 million, compared to the corresponding period in 2019. This decrease in adjusted EBITDA was primarily due to compressed metal margin as the decrease in cost of ferrous scrap utilized only partially offset the decrease in average selling price. Adjusted EBITDA for the nine months ended May 31, 2020 increased $29.5 million, compared to the corresponding period in 2019. This increase in adjusted EBITDA was due primarily to increased shipments in the nine months ended May 31, 2020. Although there was metal margin compression of 3% during the nine months ended May 31, 2020, the impact was more than offset by two additional months of shipments from the Acquired Businesses, as discussed above, and a 5% year-over-year decrease in conversion costs in the same period as a result of increased production levels and synergies from the integration of the Acquired Businesses. Adjusted EBITDA included non-cash stock compensation expense of $1.7 million and $5.2 million for the three and nine months ended May 31, 2020, respectively, and $1.1 million and $3.6 million for the corresponding periods.

Americas Fabrication

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2020	2019	2020	2019
Net sales	$569,248	$633,047	$1,652,843	$1,600,994
Adjusted EBITDA	31,896	(23,289)	65,437	(109,863)

Average selling price (excluding stock and buyout sales) (per ton)
Rebar and other	$966	$925	$976	$886

Tons shipped (in thousands)
Rebar and other	427	469	1,206	1,184

Net sales for the three and nine months ended May 31, 2020 decreased $63.8 million, or 10%, and increased $51.8 million, or 3%, respectively, compared to the corresponding periods in 2019. The year-over-year decrease in net sales for the three months ended May 31, 2020 was driven by a 9% decrease in tons shipped, partially offset by a 4% increase in average selling prices per ton. The year-over-year increase in net sales for the nine months ended May 31, 2020 was driven by 2% and 10% year-over-year increases in tons shipped and average selling prices per ton, respectively. Tons shipped increased year-over-year due to two additional months of shipments related to the Acquired Businesses. Net sales included amortization benefit of $4.4 million and $18.7 million for the three and nine months ended May 31, 2020, respectively, and $23.4 million and $58.2 million for the corresponding periods, respectively, related to the unfavorable contract backlog of the Acquired Businesses.

Adjusted EBITDA for the three and nine months ended May 31, 2020 increased $55.2 million and $175.3 million, respectively, compared to the corresponding periods in 2019. The primary driver for the year-over-year increases in adjusted EBITDA for the three and nine months ended May 31, 2020 was metal margin expansion. As the majority of rebar fabrication projects are fixed price, the project backlog reflects a lag between current market prices and average selling prices of material shipped. This is beneficial during a time of economic slowdown as the average selling prices per ton fixed at the beginning of a project are typically higher than current market rebar input costs, resulting in metal margin expansion. Adjusted EBITDA does not include the $4.4 million or $18.7 million benefit of the amortization of the unfavorable contract backlog reserve described above. Adjusted EBITDA included non-cash stock compensation expense of $0.7 million and $2.0 million for the three and nine months ended May 31, 2020, respectively, and $0.4 million and $1.7 million for the corresponding periods.
International Mill

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2020	2019	2020	2019
Net sales	$173,817	$209,365	$519,285	$611,587
Adjusted EBITDA	14,270	24,120	39,080	77,436

Average price (per ton)
Total selling price	$437	$524	$449	$539
Cost of ferrous scrap utilized	239	288	245	295
Metal margin	198	236	204	244

Tons (in thousands)
Melted	377	368	1,115	1,135
Rolled	326	341	1,001	902
Shipped	374	376	1,092	1,072

Net sales for the three and nine months ended May 31, 2020 decreased $35.5 million, or 17%, and $92.3 million, or 15%, respectively, compared to the corresponding periods in 2019. The year-over-year decreases in third quarter and year-to-date net sales were primarily driven by decreases of 17% in average selling prices per ton in both periods due to continued pressure caused by high import levels. Net sales for the three and nine months ended May 31, 2020 were also impacted by unfavorable foreign currency translation adjustments of approximately $13.3 million and $24.8 million, respectively, due to the increase in the average value of the U.S. dollar relative to the Polish zloty.

Adjusted EBITDA for the three and nine months ended May 31, 2020 decreased $9.9 million and $38.4 million, respectively, compared to the corresponding periods in 2019, primarily driven by $38 per ton, or 16%, and $40 per ton, or 16%, year-over-year decreases in metal margin, respectively, due to lower average selling prices per ton, as discussed above. Adjusted EBITDA included non-cash stock compensation expense of $0.3 million and $1.1 million for the three and nine months ended May 31, 2020, respectively, and $0.4 million and $0.7 million for the corresponding periods. Adjusted EBITDA for the three and nine months ended May 31, 2020 included an unfavorable foreign currency exchange rate impact of $1.1 million and $2.1 million, respectively.

Corporate and Other

Corporate and Other reported adjusted EBITDA losses of $30.9 million and $81.6 million for the three and nine months ended May 31, 2020, respectively, compared to adjusted EBITDA losses of $27.3 million and $111.0 million in the corresponding periods. For the three months ended May 31, 2020, adjusted EBITDA was relatively flat on a year-over-year basis. For the nine months ended May 31, 2020, the decrease in adjusted EBITDA loss was primarily driven by a $25.4 million year-over-year decrease in professional fees and legal expenses incurred primarily due to the Acquisition in 2019. Adjusted EBITDA included non-cash stock compensation expense of $3.0 million and $12.4 million for the three and nine months ended May 31, 2020, respectively, and $4.5 million and $10.4 million for the corresponding periods.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, we record allowances as soon as we believe accounts are uncollectible. We use credit insurance in Poland to mitigate the risk of customer insolvency. We estimate that the amount of credit insured receivables (and those covered by export letters of credit) was approximately 13% of total trade receivables at May 31, 2020.

The table below reflects our sources, facilities and available liquidity at May 31, 2020:

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$462,110	$462,110
Notes due from 2023 to 2027	980,000	*
Revolver	350,000	346,962
U.S. accounts receivable facility	200,000	164,547
Term Loan	110,125	—
Poland credit facilities	68,625	45,515
Poland accounts receivable facility	54,900	47,144
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

Net cash flows from operating activities were $531.8 million for the nine months ended May 31, 2020 compared to $218.5 million of net cash flows used by operating activities for the corresponding period in 2019. Due to the adoption of Accounting Standards Update 2016-15 on September 1, 2018 as described in Note 7, Accounts Receivable Programs of the 2019 Form 10-K, $367.5 million of cash collections of the U.S. and Poland accounts receivable facilities were reflected in investing activities in 2019 rather than operating activities. Also contributing to the increase in net cash flows from operating activities, the Company had a $99.9 million year-over-year increase in net earnings, a $39.5 million year-over-year decrease in amortization of acquired unfavorable contract backlog and a $217.2 million year-over-year increase in cash from operating assets and liabilities ("working capital"). The increase in cash from working capital was primarily due to lower volumes of steel inventory and lower selling prices reflected in accounts receivable as of May 31, 2020. For continuing operations, operating working capital days remained the same year-over-year.

Investing Activities
Net cash flows used by investing activities were $128.9 million and $416.4 million for the nine months ended May 31, 2020 and 2019, respectively. Cash used by investing activities in the nine months ended May 31, 2020 was lower than the corresponding period primarily due to cash used for the Acquisition in 2019 of $701.2 million, as described in Note 2, Changes in Business, partially offset by $367.5 million in cash collections of the U.S. and Poland accounts receivable facilities in 2019, as described above.

We estimate that our 2020 capital spending will range from $155 million to $170 million. We regularly assess our capital spending based on current and expected results.

Financing Activities
Net cash flows used by financing activities were $132.7 million for the nine months ended May 31, 2020 compared to net cash flows from financing activities of $124.9 million for the corresponding period in 2019. During the nine months ended May 31, 2020, we had net debt repayments of $88.1 million, compared to net borrowings of $169.6 million in the corresponding period which were used to fund the Acquisition.

COVID-19 has not had a material impact on our operations to date, and our cash and cash equivalents increased $230.0 million in the third quarter to $462.1 million as of May 31, 2020. We anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements for the next twelve months. However, as the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

CONTRACTUAL OBLIGATIONS
Our contractual obligations at May 31, 2020 decreased by approximately $190.3 million from August 31, 2019, primarily due to decreases in long-term debt, unconditional purchase obligations and interest obligations. Our estimated contractual obligations for the twelve months ending May 31, 2021 are approximately $376.6 million and primarily consist of expenditures incurred in connection with normal business operations.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At May 31, 2020, we had committed $27.4 million under these arrangements, of which $3.0 million reduced availability under the Revolver.
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

Our forward-looking statements are based on management's expectations and beliefs as of the time this Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K and in Part II, Item 1A, Risk Factors, of our subsequent Quarterly Reports on Form 10-Q as well as the following:

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
•impacts from COVID-19 on the economy, demand for our products and on our operations, including the responses of governmental authorities to contain COVID-19;
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
•our ability to successfully identify, consummate, and integrate acquisitions and the effects that acquisitions may have on our financial leverage;
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
•civil unrest, protests and riots;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended May 31, 2020, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $13.5 million, or 14%, compared to August 31, 2019. This decrease was primarily due to forward contracts denominated in euro with a Polish zloty functional currency, which decreased $12.4 million compared to August 31, 2019.

During the nine months ended May 31, 2020, the change in the Company's total commodity contract commitments was relatively flat compared to August 31, 2019.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended May 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K and Part II, Item 1A, Risk Factors, of the Quarterly Report on Form 10-Q for the period ended February 29, 2020:

Our business, financial condition, results of operations, cash flows, liquidity and stock price may be adversely affected by global public health epidemics, including the recent COVID-19 pandemic.

The recent outbreak of COVID-19 has affected, and may continue to adversely affect, our business, financial condition, results of operations, cash flows, liquidity and stock price. Other pandemics, epidemics, widespread illness or other health issues that interfere with the ability of our employees, suppliers, customers, financing sources or others to conduct business or negatively affects consumer confidence or the global economy could also adversely affect us.

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic, and the President of the United States declared COVID-19 a national emergency. COVID-19 has resulted in various government actions globally, including governmental actions in both the U.S. and Poland designed to slow the spread of the virus. Shelter-in-place or stay-at-home orders have been implemented in many of the jurisdictions where we operate. However, because we operate in a critical infrastructure industry, our operations have been allowed to remain open in the U.S. Our facilities in Poland have also remained open. In spite of our continued operations, COVID-19 may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. COVID-19 is a widespread public health crisis that is adversely affecting financial markets and the economies of many countries. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials. The progression of COVID-19 could also negatively impact our business or results of operations through the temporary closure of our operating facilities or those of our customers or suppliers.

In addition, the ability of our suppliers and customers to work may be significantly impacted by individuals contracting or being exposed to COVID-19 or as a result of the control measures noted above, which may negatively impact our production throughout the supply chain and constrict sales channels. Our customers may be directly impacted by business interruptions or weak market conditions and may not be willing or able to fulfill their contractual obligations. Furthermore, the progression of and global response to COVID-19 increases the risk of delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they could impact or delay the timing of anticipated benefits on capital projects. COVID-19 has also caused volatility in the financial and capital markets, which has adversely affected our stock price and may adversely affect our ability to access, and the costs associated with accessing, the debt or equity capital markets, which could adversely affect our liquidity.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the pandemic and the effectiveness of actions globally to contain or mitigate its effects. While we expect COVID-19 to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 and the actions to contain the outbreak or treat its impact means the related financial impact cannot be reasonably estimated at this time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended May 31, 2020.

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

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K dated September 23, 2019 and incorporated herein by reference).

10.1	Commercial Metals Company Employee Stock Purchase Plan as Amended and Restated Effective January 1, 2020 (filed herewith).

10.2	Commercial Metals Company 2013 Long-Term Equity Incentive Plan as Amended and Restated Effective November 19, 2019 (filed herewith).

10.3	Form of Restricted Stock Unit Award Agreement (filed herewith).

10.4	Form of Performance Award Agreement (filed herewith).

10.5	Form of Non-Employee Director Restricted Stock Award Agreement (filed herewith).

10.6	Form of Non-Employee Director Restricted Stock Unit Award Agreement (filed herewith).

31.1	Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Lawrence, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

COMMERCIAL METALS COMPANY

June 25, 2020	/s/ Paul J. Lawrence
Paul J. Lawrence
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)