Form 10-K
period 2020-08-31
COMMERCIAL METALS Co
filed 2020-10-15
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
1

The aggregate market value of the Company's common stock on February 29, 2020 held by non-affiliates of the registrant based on the closing price per share on February 29, 2020 on the New York Stock Exchange was approximately $2.2 billion.
As of October 14, 2020, 119,580,359 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
Registrant's definitive proxy statement for the 2021 annual meeting of stockholders — Part III
2

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (hereinafter referred to as the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties and other factors. For a discussion of important factors that could cause our results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements, please refer to Part I, Item 1A, "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

OVERVIEW

Commercial Metals Company ("CMC") and its subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and fabricate steel and metal products, related materials and services through a network of facilities that includes seven electric arc furnace ("EAF") mini mills, two EAF micro mills, two rerolling mills, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the United States ("U.S.") and Poland.

We were incorporated in 1946 in the state of Delaware. Our predecessor company, a metals recycling business, has existed since 1915. We maintain our corporate office at 6565 North MacArthur Boulevard, Irving, Texas, 75039. Our telephone number is (214) 689-4300, and our website is http://www.cmc.com. Our fiscal year ends August 31st, and any reference in this Annual Report to any year refers to the fiscal year ended August 31st of that year, unless otherwise noted. Any reference in this Annual Report to a ton refers to the U.S. short ton, a unit of weight equal to 2,000 pounds.

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

Acquisition

On November 5, 2018 (the "Acquisition Date"), the Company completed the acquisition (the "Acquisition") of 33 reinforcing bar ("rebar") fabrication facilities in the U.S., as well as four EAF mini mills located in Knoxville, Tennessee, Jacksonville, Florida, Sayreville, New Jersey and Rancho Cucamonga, California from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses". For further details, refer to Note 3, Changes in Business, in Part II, Item 8 of this Annual Report.

Segment Reporting

Segment information is prepared on the same basis as the financial information management reviews for operational decision-making purposes. In the fourth quarter of 2020, the Company realigned its segment reporting structure to reflect: (i) its vertically integrated operating model in North America, which is now supported by a National Sales, Inventory and Operations Planning function created in 2020, (ii) changes to its operating model and geographic footprint following the full integration of the Acquired Businesses into its North America operations and (iii) the way the Chief Operating Decision Maker now uses integrated North America data to manage the business, assess performance and allocate resources. As a result of this realignment, the Company now has two operating and reportable segments: North America and Europe. North America comprises our former Americas Recycling, Americas Mills and Americas Fabrication business segments. Europe comprises our former International Mill segment, with no resulting change to the reporting approach. Segment financial information has been retrospectively adjusted to reflect these changes.

NORTH AMERICA SEGMENT

Our North America segment is a vertically integrated network of recycling facilities, steel mills and fabrication operations. Our strategy in North America is to optimize our vertically integrated value chain to maximize profitability. To execute our strategy, we seek to (i) obtain the lowest possible input costs, primarily from our recycling facilities that we operate to provide low-cost scrap to our steel mills and (ii) enhance operational efficiency by utilizing our fabrication operations to optimize our steel mill volumes and obtain the highest possible selling prices to maximize metal margin. We strive to maximize cash flow generation through increased productivity, capacity utilization and product mix. To remain competitive, we regularly make substantial capital expenditures. We have invested approximately 68%, 64% and 82% of our total capital expenditures in our North America segment during 2020, 2019 and 2018, respectively. For logistics, we utilize a fleet of trucks we own or lease as well as private haulers, railcars, export containers and barges.

Our 41 scrap metal recycling facilities, primarily located in the southeast and central U.S., process ferrous and nonferrous scrap metals. Our recycling facilities are operated to lower the cost of scrap used by our steel mills. These facilities purchase processed and unprocessed ferrous and nonferrous metals from a variety of sources including manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, railroads, refineries, shipyards, demolition businesses, automobile salvage firms, wrecking companies and retail individuals. Our recycling facilities utilize specialized equipment to efficiently process large volumes of ferrous material, including eight large machines capable of shredding obsolete automobiles or other sources of scrap metal. Certain facilities also have nonferrous downstream equipment, including extensive equipment at three of our facilities that reclaim metal from insulated copper wire, to allow us to capture more metal content. With the exception of precious metals, our scrap metal processing facilities recycle and process almost all types of metal. We sell ferrous and nonferrous scrap metals (collectively referred to as "raw materials") to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Raw material sales accounted for 13%, 16%, and 25% of consolidated net sales in 2020, 2019 and 2018.

Our steel mill operations consist of six EAF mini mills, two EAF micro mills and two rerolling mills. Our steel mills manufacture finished long steel products including rebar, merchant bar, light structural and other special sections as well as semi-finished billets for re-rolling and forging applications (collectively referred to as "steel products"). Each EAF mini mill consists of:

•a melt shop with an electric arc furnace;
•continuous casting equipment that shapes molten metal into billets;
•a reheating furnace that prepares billets for rolling;
•a rolling mill that forms products from heated billets;
•a mechanical cooling bed that receives hot products from the rolling mill;
•finishing facilities that shear, straighten, bundle and prepare products for shipping; and
•supporting facilities such as maintenance, warehouse and office areas.

Our EAF micro mills utilize similar equipment and processes as described above; however, these facilities utilize unique continuous process technology where metal flows uninterrupted from melting to casting to rolling. In addition, CMC has two facilities capable of producing spooled rebar. Our rerolling mills do not utilize a melt shop. The process begins by reheating billets or reclaimed rail to roll into finished steel products. The estimated annual capacity for our steel mills, which assumes a typical product mix and does not represent the quantity of likely production or shipments in each fiscal year, is approximately 5.4 million tons of finished steel products. Descriptions of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our mills roll many different types and sizes of products depending on market conditions, including pricing and demand.

In August 2020, we announced the construction of a third micro mill in Mesa, Arizona. This micro mill will be the first in the world to produce merchant bar quality products through a continuous production process, and will employ the latest technology in EAF power supply systems which will allow us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. The new facility will replace higher cost rebar capacity at our Rancho Cucamonga, California mill, which the Company intends to sell, and will allow us to more efficiently meet West Coast demand for steel products. We expect this micro mill to start-up in 2023.

Ferrous scrap is the primary raw material used by our steel mills. Although ferrous scrap has historically been subject to significant price fluctuations, we believe the supply is adequate to meet our future needs. Our mills consume large amounts of electricity and natural gas. We have not had any significant curtailments, and we believe that energy supplies are adequate. The supply and demand of regional and national energy, and the extent of applicable regulatory oversight of rates charged by providers, affect the prices we pay for electricity and natural gas. Our mills ship to a broad range of customers and end markets across the U.S. The primary end markets are construction and fabricating industries, steel service centers, original equipment manufacturers and agricultural, energy and petrochemical industries. Steel products sales accounted for 32%, 30%, and 24% of consolidated net sales in 2020, 2019 and 2018.

Our fabrication operations include 62 facilities engaged in various aspects of steel fabrication. Most of these facilities engage in general fabrication of reinforcing steel. Four of these facilities fabricate steel fence posts. Our fabricated rebar and steel fence posts (collectively referred to as "downstream products") operations shear, bend, weld and fabricate steel. Fabricated rebar is used to reinforce concrete primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams, and is generally sold in response to a competitive bid solicitation. The majority of the resulting projects are fixed price over the life of the project. We also provide installation services in certain markets. We obtain steel for our fabrication operations primarily from our own steel mills, and the demand created by our fabrication operations optimizes the production from our steel mills. Downstream products sales accounted for 35%, 33%, and 25% of consolidated net sales in 2020, 2019 and 2018.
We also operate Construction Services and CMC Impact Metals businesses. Our Construction Services business sells and rents construction-related products and equipment to concrete installers and other businesses in the construction industry. CMC Impact Metals manufactures high strength bar for the truck trailer industry, special bar quality steel for the energy market and armor plate for military vehicles and is one of North America's premier producers of high strength steel products.

The North America segment's backlog, defined as the total value of unfulfilled orders, was approximately $1.4 billion at both August 31, 2020 and 2019. At both August 31, 2020 and 2019, $1.1 billion of the total backlog related to downstream products, with the rest related to steel products. Due to the nature of our steel products, we do not have a long lead time between order receipt and delivery. We generally fill orders for steel products from inventory or with products near completion. As a result, we do not believe our steel product backlog is a significant factor in the evaluation of our North America operations.

EUROPE SEGMENT

Our Europe segment is a vertically integrated network of recycling facilities, an EAF mini mill and fabrication operations located in Poland. Our strategy in Europe is to optimize profitability of the products manufactured by our mini mill, and we execute this strategy in the same way in our Europe segment as we do in our North America segment.

Our 12 scrap metal recycling facilities, located throughout Poland, process ferrous scrap metals for use as a raw material for our mini mill. These facilities provide material almost exclusively to our mini mill and operate in order to lower the cost of scrap used by our mini mill. The equipment utilized at these facilities is similar to our North America recycling operations and includes one large capacity scrap metal shredding facility similar to the largest shredder we operate in North America. Nonferrous scrap metal is not material to this segment’s operations.

Our mini mill is a significant manufacturer of steel products including rebar, merchant bar and wire rod in Eastern Europe. One of the two rolling mills includes a flexible rolling mill designed to allow efficient and flexible production of a range of medium section merchant bar products. This rolling mill complements the facility's other rolling mill dedicated primarily to rebar production. Either rolling mill can feed an alternative rod block designed to produce high grade wire rod. Our mini mill sells steel products primarily to fabricators, manufacturers, distributors and construction companies, primarily to customers located within Poland. However, the mini mill also exports steel products to the Czech Republic, Germany, Hungary, Slovakia and other countries. Ferrous metal, the principal raw material used by our mini mill, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they can be subject to significant price fluctuations. We are currently constructing a third rolling mill in Poland to feed the rod rolling block independently. The third rolling mill will take advantage of current excess melting capacity and further expand our overall rolling capacity and product mix flexibility. We expect the mill to start-up in late 2021.

Our fabrication operations consist of five steel fabrication facilities located in Poland which produce downstream products, primarily fabricated rebar and wire mesh. Three of our facilities have expanded captive uses for a portion of the rebar and wire rod manufactured at the mini mill. They are similar to the facilities operated by our North America segment and sell fabricated rebar primarily to contractors for incorporation into construction projects. In addition to fabricated rebar, our fabrication operations sell other downstream products including fabricated mesh, assembled rebar cages and other fabricated rebar by-products. Additionally, we operate two other fabrication facilities in Poland that produce welded steel mesh, cold rolled wire rod and cold rolled rebar. These facilities supplement sales of fabricated rebar by offering wire mesh to customers, which include metals service centers and construction contractors. We are the largest manufacturer of wire mesh in Poland. In addition to sales of downstream products in the Polish market, we also export our downstream products to neighboring countries such as the Czech Republic, Germany and Slovakia.

Our mini mill generally fills orders for steel products from inventory or with products near completion. As a result, we do not believe that backlog levels are a significant factor in evaluating the operations of our Europe segment. The downstream product backlog for our Europe segment was approximately $28.1 million at August 31, 2020 compared to $33.9 million at August 31, 2019.

SEASONALITY

Many of our facilities serve customers in the construction industry. Due to the increase in construction activities during the spring and summer months, our net sales are generally higher in our third and fourth quarters than in our first and second quarters.

COMPETITION

Our North America and Europe segments compete with national and international scrap metal processors and primary nonferrous metal producers and local, regional, national and international manufacturers and suppliers of steel. We compete primarily on the services we provide to our customers and on the quality and price of our products. The nonferrous recycling industry is highly fragmented in the U.S.; however, we believe our recycling operations are one of the largest engaged in the recycling of nonferrous metals in the U.S. We are also a major regional processor of ferrous metal. We produce a significant percentage of the total U.S. output of rebar and merchant bar. We also believe we are the largest manufacturer, and among the largest fabricators, of rebar in the U.S, as well as the largest manufacturer of steel fence posts in the U.S. In Poland, we believe we are the largest producer of merchant bars for the products we produce and the second largest producer of rebar and wire rod.

No single customer accounted for 10% or more of our consolidated net sales in 2020, 2019 or 2018.

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

Occasionally, we may be required to clean up or take remedial action with regard to sites we operate or formerly operated. We may also be required to pay for a portion of the cleanup or remediation cost at sites we never owned or at sites which we never operated, if we are found to have arranged for treatment or disposal of hazardous substances on the sites. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and analogous state statutes, we could be responsible for both the costs of cleanup as well as for associated natural resource damages. The U.S. Environmental Protection Agency ("EPA"), or equivalent state agency, has named us as a potentially responsible party ("PRP") at several federal Superfund sites or similar state sites. In some cases, these agencies allege that we are one of many PRPs responsible for the cleanup of a site because we sold scrap metals to, or otherwise disposed of materials at, the site. With respect to the sale of scrap metals, we contend that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that we do not control should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under federal law. Subject to the satisfaction of certain conditions, the Superfund Recycling Equity Act provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under federal law. Despite Congress' clarification of the intent of the federal law, some state laws and environmental agencies still seek to impose such liability. We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials, and we continue to support clarification of state laws and regulations consistent with Congress' action.

New federal, state and local laws, regulations and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2020, we incurred environmental costs, including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of $46.6 million. In addition, we spent approximately $2.7 million on capital expenditures for environmental projects in 2020. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental control facilities during 2021 to be approximately $4.3 million.

EMPLOYEES

As of August 31, 2020, the Company employed the following numbers of employees in each reportable segment and Corporate:

Segment	Number of Employees
North America	8,580
Europe	2,351
Corporate	366
Total	11,297

Approximately 17% of the employees in our North America segment belong to unions. In addition, approximately 34% of the employees in our Europe segment belong to unions. We believe that our labor relations are generally good to excellent and that our work force is highly motivated.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors typically elects officers at its first meeting after our annual meeting of stockholders. Our executive officers continue to serve for terms set by our Board of Directors in its discretion. The table below sets forth the name, current position and offices, age and period served for each of our executive officers as of October 15, 2020.

			EXECUTIVE
NAME	CURRENT POSITION & OFFICES	AGE	OFFICER SINCE
Barbara R. Smith	Chairman of the Board, President and Chief Executive Officer	61	2011
Tracy L. Porter	Executive Vice President and Chief Operating Officer	63	2010
Paul J. Lawrence	Vice President and Chief Financial Officer	50	2016
Jody K. Absher	Vice President, General Counsel and Corporate Secretary	43	2020
Jennifer J. Durbin	Vice President of Human Resources	39	2020

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

Tracy L. Porter joined the Company in 1991 and has held various positions within the Company, including General Manager of CMC Steel Arkansas in Magnolia, Arkansas, head of the Company's former Rebar Fabrication Division, and Interim President of the former CMC Americas Division. Mr. Porter served as Vice President of the Company and President of the former CMC Americas Division from April 2010 to July 2010. Mr. Porter was appointed Senior Vice President of the Company and President of the former CMC Americas Division in July 2010, Executive Vice President, CMC Operations in September 2016, and Executive Vice President and Chief Operating Officer in April 2018.

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

Jody K. Absher joined the Company in May 2011 as Legal Counsel. She was appointed Senior Counsel and Assistant Corporate Secretary in October 2013; Lead Counsel and Assistant Corporate Secretary in November 2014; Interim General Counsel in February 2020; and Vice President, General Counsel and Corporate Secretary in May 2020. From August 2007 to May 2011, Ms. Absher was an attorney at Haynes and Boone, LLP, a global law firm.

Jennifer J. Durbin joined the Company in May 2010 as Legal Counsel. She was appointed Senior Counsel in January 2013; Lead Counsel in November 2014; and Vice President of Human Resources in January 2020. From August 2006 to May 2010, Ms. Durbin was an attorney at Sidley Austin, LLP, a global law firm.

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

Although we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of current economic conditions that are contributing to current demand for our products. Future economic downturns or a prolonged period of slow growth or economic stagnation could materially adversely affect our business, results of operations and financial condition.

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

Prices for most metals in which we deal have experienced increased volatility over the last several years, and such increased price volatility impacts us in several ways. While our downstream products may benefit from metal margin expansion as rapidly decreasing input costs for previously contracted fixed price work declines, our steel products would likely experience reduced metal margin and may be forced to liquidate high cost inventory at reduced metal margins or losses until prices stabilize. Sudden increases in input costs could have the opposite effect in each case. Overall, we believe that rapid substantial price changes are not to our industry's benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or to sell quickly during a period of rapid price increases would likely reduce our volume of business. Marginal industry participants or speculators may attempt to participate to an unhealthy extent during a period of rapid price escalation with a substantial risk of contract default if prices suddenly reverse. Risks of default in contract performance by customers or suppliers as well as an increased risk of bad debts and customer credit exposure could increase during periods of rapid and substantial price changes.

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

The adverse effects of excess capacity and over-production by foreign producers could be exacerbated by the startup of new steel-making capacity in the U.S. Any of these adverse effects could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, the primary feed materials for the shredders operated by our recycling facilities are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hull consists of unrecyclable material known as shredder fluff. After the segregation of ferrous and saleable nonferrous metals, shredder fluff remains. We, along with others in the recycling industry, interpret federal regulations to require shredder fluff to meet certain criteria and pass a toxic leaching test to avoid classification as a hazardous waste. We also endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not normally considered or properly classified as hazardous waste. If the laws, regulations or testing methods change with regard to EAF dust or shredder fluff or other by-products, we may incur additional significant costs.

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

We are presently participating in PRP organizations at several sites, which are paying for certain remediation expenses. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with various environmental matters or the effect on our consolidated financial position, we make accruals as warranted. In addition, although we do not believe that a reasonably possible range of loss in excess of amounts accrued for pending lawsuits, claims or proceedings would be material to our financial statements, additional developments may occur, and due to inherent uncertainties, including evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process, the uncertainties involved in litigation and other factors, the amounts we ultimately are required to pay could vary significantly from the amounts we accrue, and this could have a material adverse effect on our business, results of operations and financial condition.

Increased regulation associated with climate change and greenhouse gas emissions could impose significant additional costs on both our steelmaking and metals recycling operations.

The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas ("GHG") emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and GHG emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, as a result of these regulatory initiatives, we may see an increase in costs relating to our assets that emit significant amounts of GHGs. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition, but such effect could be materially adverse to our business, results of operations and financial condition.

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

The recent outbreak of COVID-19 has affected, and may continue to adversely affect, our business, financial condition, results of operations, cash flows, liquidity and stock price. Other pandemics, epidemics, widespread illness or other health issues that interfere with the ability of our employees, suppliers, customers, financing sources or others to conduct business, or negatively affects consumer confidence or the global economy, could also adversely affect us.

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic, and the President of the United States declared COVID-19 a national emergency. COVID-19 has resulted in various government actions globally, including governmental actions in both the U.S. and Poland designed to slow the spread of the virus. Shelter-in-place or stay-at-home orders were implemented in many of the jurisdictions where we operate. However, because we operate in a critical infrastructure industry, our operations were allowed to remain open in the U.S. Our facilities in Poland have also remained open. In spite of our continued operations, COVID-19 may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. COVID-19 is a widespread public health crisis that is adversely affecting financial markets and the economies of many countries. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials. The progression of COVID-19 could also negatively impact our business or results of operations through the temporary closure of our operating facilities or those of our customers or suppliers.

In addition, the ability of our suppliers and customers to work may be significantly impacted by individuals contracting or being exposed to COVID-19 or as a result of the control measures noted above, which may negatively impact our production throughout the supply chain and constrict sales channels. Our customers may be directly impacted by business interruptions or weak market conditions and may not be willing or able to fulfill their contractual obligations. Furthermore, the progression of and global response to COVID-19 increases the risk of delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they could impact or delay the timing of anticipated benefits on capital projects. COVID-19 has also caused volatility in the financial and capital markets and may adversely affect our ability to access, and the costs associated with accessing, the debt or equity capital markets, which could adversely affect our liquidity.

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

We are also exposed to risks associated with the creditworthiness of our customers and suppliers. In certain markets, we have experienced a consolidation among those entities to whom we sell. This consolidation has resulted in an increased credit risk spread among fewer customers, often without a corresponding strengthening of their financial status. If the availability of credit to fund or support the continuation and expansion of our customers' business operations is curtailed or if the cost of that credit is increased, the resulting inability of our customers or of their customers to either access credit or absorb the increased cost of that credit could adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase and bankruptcy of customers, suppliers or other creditors. Any of these events may adversely affect our business, results of operations and financial condition.

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

We have a significant amount of property, plant and equipment, finite-lived intangible assets and right of use assets that may be subject to impairment testing. Long-lived assets are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the net carrying value of the asset or group of assets exceeds our estimate of future undiscounted cash flows of the operations related to the asset, the excess of the net book value over estimated fair value is charged to impairment loss in the consolidated statements of earnings. The primary factors that affect estimates of future cash flows for these long-lived asset groups are (i) management's raw material price outlook; (ii) market demand; (iii) working capital changes; (iv) capital expenditures; and (v) selling, general and administrative expenses. There can be no assurance that continued market conditions, demand for our products, or facility utilization levels or other factors will not result in future impairment charges.

Increases in the value of the U.S. dollar relative to other currencies may adversely affect our business, results of operations and financial condition.

An increase in the value of the U.S. dollar may adversely affect our business, results of operations and financial condition, and in particular, the increased strength of the U.S. dollar as compared to China's renminbi or the euro could adversely affect our business, results of operations and financial condition. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the U.S. by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of nonferrous scrap metal by the recycling facilities in our North America segment, we have not recently been a significant exporter of metal products. Economic difficulties in some large steel-producing regions of the world, resulting in lower local demand for steel products, have historically encouraged greater steel exports to the U.S. at depressed prices which can be exacerbated by a strong U.S. dollar. As a result, our products that are made in the U.S. may become relatively more expensive as compared to imported steel, which has had, and in the future could have, a negative impact on our business, results of operations and financial condition.

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

We have significant facilities in Poland. Our Polish operations generated approximately 13% of our 2020 net sales. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk and operating risks discussed above, including:

•political, military, terrorist or major pandemic events;

•local labor and social issues;

•legal and regulatory requirements or limitations imposed by foreign governments (particularly those with significant steel consumption or steel-related production including China, Brazil, Russia and India), including quotas, tariffs or other protectionist trade barriers, adverse tax law changes, nationalization or currency restrictions;
•disruptions or delays in shipments caused by customs compliance or government agencies; and
•potential difficulties in staffing and managing local operations.

These factors may adversely affect our business, results of operations and financial condition.

Scrap and other supplies for our business are subject to significant price fluctuations and limited availability, which may adversely affect our business, results of operations and financial condition.

At any given time, we may be unable to obtain an adequate supply of critical raw materials at a price and other terms acceptable to us. We depend on ferrous scrap, the primary raw material used by our steel mills, and other supplies such as graphite electrodes and ferroalloys for our steel mill operations. The price of scrap and other supplies has historically been subject to significant fluctuation, and we may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our fixed price contracts. The profitability of our operations would be adversely affected if we are unable to pass increased raw material and supply costs on to our customers. Changing processes could potentially impact the volume of scrap metal available to us and the volume and realized margins of processed metal we sell.

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

The availability and process of raw materials may also be negatively affected by new laws and regulations, allocations by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, global price fluctuations, and the availability and cost of transportation. If we were unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture significant quantities of our products.

We rely on the availability of large amounts of electricity and natural gas. Disruptions in delivery or substantial increases in energy costs, including crude oil prices, could adversely affect our business, results of operations and financial condition.

Our EAF mills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished steel products. As large consumers of electricity and gas, often the largest in the geographic area where our mills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas, several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse effect on the costs of operating our mills and would negatively impact our gross margins unless we were able to fully pass through the additional expense to our customers. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices would increase our costs and adversely affect many of our customers' financial results, which in turn could result in reduced margins and declining demand for our products.

The loss of, or inability to hire, key employees may adversely affect our ability to successfully manage our operations and meet our strategic objectives.

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

Our product lines and global operations expose us to risks associated with fluctuations in foreign currency exchange rates, commodity prices and interest rates. As part of our risk management program, we sometimes use financial instruments, including metals commodity futures, natural gas, electricity and other energy forward contracts, freight forward contracts, foreign currency exchange forward contracts and interest rate swap contracts. While intended to reduce the effects of fluctuations in these prices and rates, these transactions may limit our potential gains or expose us to losses. If our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered, such as the London Metal Exchange, fail to honor their obligations due to financial distress, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

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

We are involved in various litigation matters, including regulatory proceedings, administrative proceedings, governmental investigations, environmental matters and construction contract disputes. The nature of our operations also exposes us to possible litigation claims in the future. Because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse effect on our business, results of operations and financial condition. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, results of operations and financial condition. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties, including the inherent uncertainties of the estimation process, the uncertainties involved in litigation and other factors. See Part I, Item 3, "Legal Proceedings" of this Annual Report, for a description of our current significant legal proceedings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our principal properties as of August 31, 2020. These properties are either owned by us and not subject to any significant encumbrances, or are leased by us. We consider all properties to be appropriately utilized, suitable and adequate to meet the requirements of our present and foreseeable future operations. Refer to Part I, Item 1, "Business", included in this Annual Report for a discussion of the nature of our operations.

Segment and Operation	Location	Site Acreage Owned	Site Acreage Leased	Approximate Building Square Footage	Capacity (Millions of Tons)(3)
North America
Recycling facilities	(1)	802	90	1,580,000	4.9

Steel mills					5.4
Mini mill	Birmingham, Alabama	71	1	580,000
Mini mill	Cayce, South Carolina	142	—	760,000
Mini mill	Jacksonville, Florida	600	—	440,000
Mini mill	Knoxville, Tennessee	72	—	460,000
Mini mill	Sayreville, New Jersey	116	—	340,000
Mini mill	Seguin, Texas	661	—	870,000
Micro mill	Durant, Oklahoma	402	4	290,000
Micro mill	Mesa, Arizona	229	—	320,000
Rerolling mill	Magnolia, Arkansas	123	—	280,000
Rerolling mill	Rancho Cucamonga, California	80	—	260,000

Fabrication operations	(2)	781	53	3,420,000	2.4

Europe
Recycling facilities	Twelve locations in Poland	108	5	190,000	0.6
Steel mini mill	Zawiercie, Poland	486	—	2,870,000	1.3
Fabrication operations	Five locations in Poland	24	1	260,000	0.3
__________________________________
(1) Consists of 41 recycling facilities, with 18 locations in Texas, seven locations in South Carolina, four locations in Florida, two locations in each of Alabama, Georgia, Missouri, and North Carolina, and one location in each of Kansas, Louisiana, Oklahoma and Tennessee. The individual recycling facilities associated with the North America segment are not individually material.
(2) Consists of 62 fabrication operations, with 12 locations in Texas, six locations in California, five locations in Florida, four locations in Georgia, three locations in each of Illinois, Missouri, Oklahoma, and Tennessee, two locations in each of Arizona, Colorado, Louisiana, North Carolina, New Jersey, South Carolina, Utah, and Virginia, and one location in each of Alabama, Hawaii, Kentucky, New Mexico, Nevada, Ohio, and Washington. The individual fabrication operations associated with the North America segment are not individually material.
(3) Refer to Part I, Item 1, Business, included in this Annual Report for a discussion of the calculation of capacity for our steel mills.

We lease the 105,916 square foot office space occupied by our corporate headquarters in Irving, Texas.

We lease certain facilities as described above. These leases expire on various dates over the next six years, with the exception of the leased facilities in our Europe segment. Several of the leases have renewal options. We have generally been able to renew leases prior to their expiration. We estimate our minimum annual rental obligation for our real estate operating leases in effect at August 31, 2020, to be paid during 2021, to be approximately $12.1 million.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, STOCKHOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange under the symbol CMC. The number of stockholders of record of CMC common stock at October 14, 2020 was 2500.

We have paid quarterly cash dividends for 224 consecutive quarters. We paid quarterly dividends in 2020 and 2019 at the rate of $0.12 per share of CMC common stock. While the Company’s Board of Directors currently intends to continue regular quarterly cash dividend payments, the Board of Directors’ determination with respect to any future dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deems relevant at the time of such determination. Based on its evaluation of these factors, the Board of Directors may determine not to declare a dividend, or declare dividends at rates that are less than currently anticipated.

STOCK PERFORMANCE GRAPH

The graph below compares the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the Standard & Poor's Steel Industry Group Index (the "S&P Steel"). The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from August 31, 2015 to August 31, 2020.

	8/31/15	8/31/16	8/31/2017	8/31/2018	8/31/2019	8/31/2020
Commercial Metals Company	$100.00	$102.03	$127.35	$149.00	$111.03	$151.71
S&P 500	100.00	112.55	130.82	156.55	161.12	196.47
S&P Steel	100.00	116.05	135.38	157.43	126.87	122.13

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter or year ended August 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data derived from our audited financial statements for each of the five years in the period ended August 31, 2020. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II, Item 7 of this Annual Report and the consolidated financial statements and the accompanying notes set forth in Part II, Item 8 of this Annual Report.

	Year Ended August 31,
(in thousands, except per share data)	2020	2019**	2018	2017	2016
Net sales*	$5,476,486	$5,829,002	$4,643,723	$3,844,069	$3,596,068
Earnings from continuing operations	278,302	198,779	135,237	50,175	62,001
Basic earnings per share from continuing operations	2.34	1.69	1.16	0.43	0.54
Diluted earnings per share from continuing operations	2.31	1.67	1.14	0.43	0.53
Cash dividends per share	0.48	0.48	0.48	0.48	0.48
Capital expenditures	187,618	138,836	174,655	213,120	163,332
Total assets	4,081,728	3,758,771	3,328,304	2,975,131	3,130,869
Long-term debt (includes current maturities)	1,083,685	1,244,653	1,158,365	824,762	1,071,417
Stockholders' equity	1,889,201	1,623,861	1,493,397	1,400,757	1,367,272
__________________________________
* Excludes divisions classified as discontinued operations. For additional information on discontinued operations, see Note 3, Changes in Business, in Part II, Item 8 of this Annual Report.
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

OVERVIEW

As a vertically integrated organization, we manufacture, recycle and fabricate steel and metal products, related materials and services through a network including seven EAF mini mills, two EAF micro mills, two rerolling mills, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the U.S. and Poland. Our operations are conducted through two reportable segments: North America and Europe. See Part I, Item 1, "Business", for further information regarding our business and reportable segments.

When considering our results for the period, we evaluate our operating performance by comparing our net sales, in the aggregate and for both of our segments, in the current period to net sales in the corresponding period in the prior year. In doing so, we focus on changes in average selling price per ton and tons shipped for each of our product categories as these are the two variables that typically have the greatest impact on our results of operations. We group our products into three categories: raw materials, steel products and downstream products. Raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant and other steel products, such as billets and wire rod, and downstream products include fabricated rebar and steel fence post.

We use adjusted EBITDA from continuing operations to compare and evaluate the financial performance of our segments. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization expense and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in metal margin of our steel products and downstream products period-over-period is a consistent area of focus for our Company and industry. Metal margin is an important metric used by management to monitor the results of our vertically integrated organization. For our steel products, metal margin is the difference between the average selling price per ton of rebar, merchant and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices due to competitive pressures on prices. The metal margin for our downstream products is the difference between the average selling price per ton of fabricated rebar and steel fence post products and the cost of material utilized by our fabrication facilities to produce these products. The majority of our downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

Impact of COVID-19

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. COVID-19 resulted in various government actions globally, including governmental actions in both the U.S. and Poland designed to slow the spread of the virus. Shelter-in-place or stay-at-home orders ("COVID-19 restrictions") were implemented in many of the jurisdictions where we operated in 2020. However, because we operate in a critical infrastructure industry, our facilities were allowed to remain open in the U.S in 2020. Our facilities in Poland also remained open. Accordingly, COVID-19 had limited impact on our operations. Due to the impact of COVID-19 on the broader economy, average selling prices per ton and volumes decreased for certain product categories in 2020 compared to 2019. However, net sales and volumes in the second half of 2020 were relatively consistent with, or higher than, net sales and volumes in the first half of 2020. While we implemented new procedures to support the safety of our employees, the costs were not material.

While COVID-19 may negatively impact our results of operations, cash flows and financial position in the future, the current level of uncertainty over the economic and operational impacts of COVID-19 and the actions to contain the outbreak or treat its impact means the related financial impact cannot be reasonably estimated at this time.

RESULTS OF OPERATIONS SUMMARY

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Year Ended August 31,
(in thousands, except per share data)	2020	2019	2018
Net sales	$5,476,486	$5,829,002	$4,643,723
Earnings from continuing operations	278,302	198,779	135,237
Diluted earnings per share	2.31	1.67	1.14

2020 Compared to 2019

Net sales for 2020 decreased $0.4 billion, or 6%, compared to 2019. Net sales in our North America segment decreased in 2020, as compared to the same period in 2019, primarily due to a year-over-year decrease in raw material shipments and a year-over-year decline in steel products average selling prices. This decrease was partially offset by two additional months of shipments from the Acquired Businesses in 2020 compared to 2019. Net sales in our Europe segment also decreased due to a decline in steel products average selling prices in 2020 compared to 2019.

Earnings from continuing operations for 2020 increased by $79.5 million, or 40%, compared to 2019. Earnings increased in 2020 compared to 2019 primarily due to a year-over-year increase in downstream products metal margin in our North America segment. This increase was partially offset by a year-over-year decrease in steel products metal margin in our Europe segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2020 increased $41.3 million compared to 2019. The year-over-year increase was driven primarily by a $49.2 million year-over-year increase in employee-related expenses due, in part, to two additional months of employee-related expenses related to the Acquired Businesses, and a $32.1 million charge recorded in 2020 due to a working capital adjustment related to the Acquisition, which was recorded subsequent to the end of the allowable one-year measurement period. This increase was partially offset by a $23.3 million year-over-year decrease in professional fees and legal expenses, primarily related to the Acquisition, a $5.3 million year-over-year decrease in lease expense as we have closed certain facilities in 2020 as part of the integration of the Acquired Businesses, as described in Note 3, Changes in Business, in Part II, Item 8 of this Annual Report, and a $3.2 million year-over-year decrease in travel-related expenses primarily due to COVID-19 restrictions which limited travel in 2020.

Interest Expense

Interest expense in 2020 decreased $9.5 million compared to 2019. The year-over-year decrease was the result of a reduction in interest on long-term debt primarily due to total prepayments of $210.1 million in 2020 on the Term Loan (as defined in Note 10, Credit Arrangements, in Part II, Item 8 of this Annual Report).

Income Taxes

Our effective income tax rate for 2020 was 24.9% compared to 26.0% for 2019. The year-over-year decrease was primarily due to tax expense recorded during 2019 as a result of the TCJA which did not recur during 2020. See Note 14, Income Tax, in Part II, Item 8 of this Annual Report, for further discussion of our effective tax rate.

2019 Compared to 2018

Net sales for 2019 increased $1.2 billion, or 26%, compared to 2018 due to the successful execution of our growth strategy and strength in our core markets. The Acquisition, which was completed in the first quarter of 2019, contributed net sales of $1.4 billion in 2019. See Note 3, Changes in Business, in Part II, Item 8 of this Annual Report, for further information related to the Acquisition. Net sales in our North America segment increased in 2019, as compared to the same period in 2018, primarily due to increased shipments from the Acquired Businesses and an increase in year-over-year steel products and downstream products average selling prices. This increase was partially offset by a reduction in net sales in our Europe segment as steel products average selling prices and volumes were down in 2019, as compared to 2018.

Earnings from continuing operations for 2019 increased by $63.5 million, or 47%, compared to 2018. The increase in earnings was primarily due to the Acquired Businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2019 increased $61.8 million compared to 2018, due to $51.0 million of costs associated with the Acquisition and with the expenses related to the operation of the Acquired Businesses.

Interest Expense

Interest expense in 2019 increased $30.4 million compared to 2018. The increase was primarily the result of financing activities in connection with the Acquisition, including issuance of the 2026 Notes and a draw under the 2018 Term Loan (both defined in Note 10, Credit Arrangements, in Part II, Item 8 of this Annual Report), which increased interest expense by $19.8 million in 2019 as compared to 2018. Also contributing to the increase was a year-over-year reduction in capitalized interest of $6.9 million in 2019 compared to 2018.

Income Taxes

Our effective income tax rate for 2019 was 26.0% compared to 18.2% for 2018. Our effective tax rate for 2019 included non-recurring expense of approximately $7.4 million related to the final measurement of our U.S. federal tax expense associated with repatriation tax provisions of the TCJA. Excluding the impacts of the TCJA, the year-over-year increase was primarily due to certain tax benefits recorded during 2018 which did not recur during 2019. See Note 14, Income Tax, in Part II, Item 8 of this Annual Report, for further discussion of our effective tax rate.

SEGMENTS

All amounts are computed and presented in a manner that is consistent with the basis in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 21, Business Segments, in Part II, Item 8 of this Annual Report, for further information on how we evaluate financial performance of our segments.

2020 Compared to 2019

North America

	Year Ended August 31,
(in thousands)	2020	2019
Net sales	$4,769,933	$5,001,116
Adjusted EBITDA	661,176	456,296

External tons shipped (in thousands)
Raw materials	1,229	1,662
Rebar	1,897	1,726
Merchant and other	919	973
Steel products	2,816	2,699
Downstream products	1,635	1,632

Average selling price per ton
Steel products	$618	$681
Downstream products	975	905

Cost of ferrous scrap utilized per ton	$238	$284
Steel products metal margin per ton	380	397

Net sales in 2020 decreased $231.2 million, or 5%, compared to 2019. The net sales decrease for 2020 compared to 2019 was due, in part, to a 433 thousand ton decrease in raw materials shipped due to (i) lower availability of raw materials as a result of the declining price environment, (ii) COVID-19 restrictions, which resulted in the temporary idling of many industrial accounts, such as auto manufacturers and (iii) reduced demand from certain of our customers, many of which produce flat rolled steel. A $63 per ton year-over-year decline in steel products average selling prices also contributed to the net sales decrease. This decrease was partially offset by a 117 thousand ton year-over-year increase in steel products shipped due to two additional months of shipments from the Acquired Businesses, and a $70 per ton year-over-year increase in downstream products average selling prices. Net sales for 2020 and 2019 included amortization benefit of $29.4 million and $74.8 million, respectively, related to the unfavorable contract backlog of the Acquired Businesses.

Adjusted EBITDA in 2020 increased $204.9 million compared to 2019. The year-over-year increase in adjusted EBITDA was due to significant expansion in downstream products metal margin. As the majority of the downstream products are fixed price, the project backlog reflects a lag between current market prices and average selling prices of material shipped. This is beneficial during a time of economic slowdown as the average selling prices per ton fixed at the beginning of a project are typically higher than current market input costs, resulting in metal margin expansion for downstream products. The expansion in downstream products metal margin in 2020 compared to 2019 was partially offset by the year-over-year decrease in raw material volumes discussed above and a $17 per ton year-over-year decrease in steel products metal margin. Adjusted EBITDA did not include the $29.4 million or $74.8 million benefit of the amortization of the unfavorable contract backlog in 2020 or 2019, respectively. Adjusted EBITDA included non-cash stock compensation expense of $12.4 million and $9.4 million in 2020 and 2019, respectively.

Europe

	Year Ended August 31,
(in thousands)	2020	2019
Net sales	$699,140	$817,048
Adjusted EBITDA	62,007	100,102

External tons shipped (in thousands)
Rebar	539	423
Merchant and other	933	1,037
Steel products	1,472	1,460

Average selling price per ton
Steel products	$448	$528

Cost of ferrous scrap utilized per ton	$246	$288
Steel products metal margin per ton	202	240

Net sales in 2020 decreased $117.9 million, or 14%, compared to 2019. The decrease in net sales was primarily driven by an $80 per ton decline in steel products average selling price primarily due to continued pricing pressure as a result of high levels of imports. Net sales were also impacted by an unfavorable foreign currency translation adjustment of $25.1 million due to the increase in the average value of the U.S. dollar relative to the Polish zloty in 2020, as compared to 2019.

Adjusted EBITDA in 2020 decreased $38.1 million compared to 2019, primarily driven by a $38 per ton, or 16%, compression in steel products metal margin as the input cost of ferrous scrap utilized has not decreased as much as the average selling price of steel products. This decrease was partially offset by a $10.7 million carbon credit received in the fourth quarter of 2020. The impact of foreign currency translation to adjusted EBITDA for 2020 compared to 2019 was immaterial. Adjusted EBITDA included non-cash stock compensation expense of $2.0 million and $1.2 million in 2020 and 2019, respectively.

Corporate and Other

	Year Ended August 31,
(in thousands)	2020	2019
Adjusted EBITDA loss	$(146,575)	$(132,313)

Corporate and Other adjusted EBITDA loss in 2020 increased by $14.3 million compared to 2019. The year-over-year increase was driven by a $32.1 million charge recorded in 2020 due to a working capital adjustment related to the Acquisition, which was recorded subsequent to the end of the allowable one-year measurement period and an $11.7 million increase in employee-related expenses in 2020 compared to 2019. These increases were partially offset by a $25.1 million year-over-year decrease in professional services and legal fees, primarily due to the Acquisition in 2019, coupled with a $2.9 million year-over-year increase in other revenue primarily due to an increase in gains on Benefit Restoration Plan ("BRP") assets year-over-year. Adjusted EBITDA included non-cash stock compensation expense of $17.5 million and $14.4 million for 2020 and 2019, respectively.

Discontinued Operations

See Note 3, Changes in Business, in Part II, Item 8 of this Annual Report, for information regarding discontinued operations.

2019 Compared to 2018

North America

	Year Ended August 31,
(in thousands)	2019	2018
Net sales	$5,001,116	$3,738,493
Adjusted EBITDA	456,296	323,993

External tons shipped (in thousands)
Raw materials	1,662	1,877
Rebar	1,726	798
Merchant and other	973	910
Steel products	2,699	1,708
Downstream products	1,632	1,114

Average selling price per ton
Steel products	$681	$640
Downstream products	905	800

Cost of ferrous scrap utilized per ton	$284	$303
Steel products metal margin per ton	397	337

Net sales in 2019 increased $1.3 billion, or 34%, compared to 2018. The year-over-year increase in net sales was driven by a 991 thousand and 518 thousand ton increase in steel products and downstream products shipped, respectively, due to shipments by the Acquired Businesses. Year-over-year increases in downstream products and steel products average selling prices of $105 per ton and $41 per ton, respectively, also contributed to the increase in net sales in 2019 compared to 2018, as the Section 232 trade actions implemented in the U.S., aimed at unfairly priced steel imports, favorably impacted the pricing environment in 2019. These increases were partially offset by a 215 thousand ton decrease in raw material shipments, coupled with a decrease in raw materials average selling prices year-over-year. Net sales for 2019 included amortization benefit of $74.8 million related to the unfavorable contract backlog of the Acquired Businesses.

Adjusted EBITDA in 2019 increased $132.3 million compared to 2018. This increase was due, in part, to the Acquired Businesses, which contributed $98.2 million to adjusted EBITDA in 2019. Adjusted EBITDA in 2019 also increased, compared to 2018, due to an 18% expansion in steel products metal margin. Partially offsetting steel products metal margin expansion were increases in conversion costs due to increased electrode prices and repairs and maintenance expenses in 2019 compared to

2018, as well as increases due to the Acquired Businesses. The increase in adjusted EBITDA was partially offset by downstream products metal margin compression in 2019 compared to 2018, as the implementation of Section 232 trade actions resulted in increased input costs, while the projects included in our downstream products backlog were fixed at lower average selling prices agreed upon when the projects began. Adjusted EBITDA did not include the $74.8 million benefit related to the amortization of the unfavorable contract backlog in 2019. Adjusted EBITDA included $4.2 million of costs related to the closure of certain facilities in 2019 and also included non-cash stock compensation expense of $9.4 million and $8.7 million in 2019 and 2018, respectively.

Europe

	Year Ended August 31,
(in thousands)	2019	2018
Net sales	$817,048	$887,038
Adjusted EBITDA	100,102	131,720

External tons shipped (in thousands)
Rebar	423	$459
Merchant and other	1,037	1,041
Steel products	1,460	1,500

Average selling price per ton
Steel products	$528	$560

Cost of ferrous scrap utilized per ton	$288	$314
Steel products metal margin per ton	240	246

Net sales in 2019 decreased $70.0 million, or 8%, compared to 2018. The decrease in net sales was primarily related to an unfavorable foreign currency exchange rate impact of $53.9 million due to the increase in the average value of the U.S. dollar relative to the Polish zloty in 2019, as compared to 2018. Excluding the foreign exchange impact, net sales decreased by approximately 2% on a year-over-year basis due to a high volume of steel imports into the European Union which drove prices down.

Adjusted EBITDA in 2019 decreased $31.6 million compared to 2018, primarily driven by a $6 per ton, or 2%, decrease in steel products metal margin and a $7 per ton, or 4%, increase in conversion costs. Adjusted EBITDA for 2019 included an unfavorable foreign currency exchange rate impact of approximately $6.4 million in 2019, as compared to 2018. Adjusted EBITDA included non-cash stock compensation expense of $1.2 million and $1.4 million in 2019 and 2018, respectively.

Corporate and Other

	Year Ended August 31,
(in thousands)	2019	2018
Adjusted EBITDA loss	$(132,313)	$(103,492)

Corporate and Other adjusted EBITDA loss in 2019 increased by $28.8 million compared to 2018. The increase in adjusted EBITDA loss in 2019 was driven by a $10.2 million decrease in other revenue primarily as a result of a decrease in gains on BRP assets year-over-year and a $12.2 million increase in acquisition and integration-related costs arising from the Acquisition.

Discontinued Operations

See Note 3, Changes in Business, in Part II, Item 8 of this Annual Report, for information regarding discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash and cash equivalents position remained strong in 2020 with $542.1 million at August 31, 2020 compared to $192.5 million at August 31, 2019. Our cash flows from operations result primarily from sales of steel products and downstream products as described in Part I, Item 1, "Business". Historically, our North America operations have generated the majority of our cash. Our foreign operations generated approximately 13% of our net sales in 2020. At August 31, 2020, cash and cash equivalents of $27.4 million were held by our non-U.S. subsidiaries. From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy commodity prices. See Note 12, Derivatives, in Part II, Item 8 of this Annual Report for further information.

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 13% of total receivables at August 31, 2020.

The table below reflects our sources, facilities and availability of liquidity as of August 31, 2020. See Note 10, Credit Arrangements, in Part II, Item 8 of this Annual Report, for additional information.

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$542,103	$542,103
Notes due from 2023 to 2027	980,000	*
Revolver	350,000	346,958
U.S. accounts receivables facility	200,000	159,705
Poland Term Loan	67,855	27,142
Poland credit facilities	74,641	73,814
Poland accounts receivables facility	59,713	54,284
__________________________________
* We believe we have access to additional financing and refinancing, if needed.

COVID-19 has not had a material impact on our operations to date. We anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements, including our scheduled debt repayments, payments for our contractual obligations, capital expenditures, working capital needs, dividends and other prudent uses of our capital, as needed, for the next twelve months. However, as the impact of COVID-19 on the economy, and our operations, evolves, we will continue to assess our liquidity needs. In the event of sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Stock Repurchase Program

During the first quarter of 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $100.0 million of outstanding common stock. As of August 31, 2020, $27.6 million of our common stock was available to be purchased under this program. We may repurchase shares from time to time for cash in the open market or privately negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, will be determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our common stock and may be modified, suspended, extended or terminated at any time without prior notice. We did not purchase any shares of common stock during 2020, 2019 or 2018.

2020 Compared to 2019

Operating Activities

With the adoption of Accounting Standards Update ("ASU") 2016-15 effective September 1, 2018, cash receipts related to the collection of the deferred purchase price ("DPP") from our accounts receivable programs in the U.S. and Poland (the "Programs"), previously recorded as cash flows from operating activities, were recorded as cash flows from investing activities in the statement of cash flows. Upon the adoption of ASU 2016-15, coupled with amendments made to the Programs as described in Note 6, Accounts Receivable Programs, in Part II, Item 8 of this Annual Report, cash collections related to our outstanding DPP balance at August 31, 2018 were reflected as cash flows from investing activities. As a result of the amendments to the Programs, excluding collections related to the outstanding DPP balance at August 31, 2018, cash collections of trade receivables under the Programs are classified as operating activities, and cash advances, including repayment of such advances, are classified as financing activities.

Net cash flows from operating activities were $791.2 million during 2020 compared to $37.0 million in 2019. Due to the adoption of ASU 2016-15 described above, $367.5 million of cash collections of the Programs were reflected in investing activities in 2019 rather than operating activities. Also contributing to the increase in net cash flows from operating activities in 2020 compared to 2019 was an $81.4 million year-over-year increase in net earnings, a $237.4 million year-over-year increase in cash from operating assets and liabilities ("working capital"), and a $45.4 million year-over-year decrease in amortization of acquired unfavorable contract backlog. The increase in cash from working capital was primarily due to lower volumes and values of steel inventory and lower selling prices reflected in accounts receivable as of August 31, 2020 compared to 2019. For continuing operations, operating working capital days decreased 4 days year-over-year.

Investing Activities
Net cash flows used by investing activities were $192.9 million and $462.0 million during 2020 and 2019, respectively. Cash used by investing activities during 2020 was lower than the corresponding period primarily due to cash used for the Acquisition in 2019 of $700.9 million, as described in Note 3, Changes in Business, in Part II, Item 8 of this Annual Report, partially offset by $367.5 million in cash collections of the Programs in 2019, as described above.

We estimate that our 2021 capital spending will range from $200 million to $225 million. We regularly assess our capital spending based on current and expected results.

Financing Activities
Net cash flows used by financing activities were $247.8 million during 2020 compared to $13.2 million during 2019. During 2020, we had net debt repayments of $187.3 million, compared to net borrowings of $45.2 million in the corresponding period which were used to fund the Acquisition. See Note 10, Credit Arrangements, in Part II, Item 8 of this Annual Report, for additional information regarding long-term debt transactions.

2019 Compared to 2018

Operating Activities
Net cash flows from operating activities increased by $470.9 million during 2019 compared to 2018. Working capital generated $48.7 million net cash inflows in 2019 compared to $89.6 million of net cash outflows in 2018. This was primarily due to $89.7 million of cash inflows related to inventories in 2019, excluding the inventory purchased as part of the Acquisition which is reflected in investing activities, compared to $43.2 million of cash outflows in 2018, due to decreases in the raw materials pricing environment and inventory levels at August 31, 2019. The adoption of ASU 2016-15 on September 1, 2018, as described above, also contributed to the increase in net cash flows from operating activities as the beneficial interest in securitized accounts receivable decreased $302.9 million year-over year. For continuing operations, operating working capital days increased one day on a year-over-year basis.

Investing Activities
Net cash flows used by investing activities increased by $984.0 million during 2019 compared to 2018. The year-over-year increase in cash used by investing activities was primarily due to the $700.9 million cash outflows related to the Acquisition. Also contributing to the net increase in cash flows used by investing activities, the adoption of ASU 2016-15, and subsequent amendment to the Programs, resulted in a $302.9 million decrease in cash inflows related to the cash collections of the DPP from the Programs. These increases in cash flows used by investing activities were partially offset by a $35.8 million decrease in cash outflows related to capital expenditures in 2019 compared to 2018.

Financing Activities
Net cash flows used by financing activities increased $272.7 million during 2019 compared to 2018. In 2019, we borrowed $180.0 million of long-term debt to fund the Acquisition and repaid $127.7 million, compared to 2018 when we borrowed $350.0 million in long-term debt and repaid $20.0 million.

Contractual Obligations

The following table represents our contractual obligations as of August 31, 2020:

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$1,042,042	$3,776	$349,141	$21,262	$667,863
Interest (2)	288,922	53,861	107,138	74,104	53,819
Operating leases(3)	142,525	32,350	49,050	28,813	32,312
Finance leases(3)	54,545	16,227	25,712	12,537	69
Purchase obligations(4)	419,156	283,434	113,338	18,391	3,993
U.S. federal repatriation tax liability	23,275	2,217	4,433	9,698	6,927
Total contractual cash obligations	$1,970,465	$391,865	$648,812	$164,805	$764,983
__________________________________
(1)Total amounts are included in the August 31, 2020 consolidated balance sheet. See Note 10, Credit Arrangements, in Part II, Item 8 of this Annual Report, for more information regarding scheduled maturities of our long-term debt. These amounts exclude any obligation related to finance leases as those are disclosed separately.
(2)Excludes imputed interest related to operating and finance leases.
(3)Includes maturities of lease liabilities, including imputed interest, for real property and equipment leases in effect as of August 31, 2020. See Note 9, Leases, in Part II, Item 8 of this Annual Report for additional information.
(4)Approximately 28% of these purchase obligations are for inventory items to be sold in the normal course of business. Purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement. Agreements with variable terms are excluded because we are unable to estimate the minimum amounts. We have not discounted the contractual obligations related to purchase obligations included in the table.

We provide certain eligible employees benefits pursuant to our nonqualified BRP equal to amounts that would have been available under our tax qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), but for limitations of ERISA, tax laws and regulations. We did not include estimated payments related to the BRP in the above contractual obligation table. Refer to Note 16, Employees' Retirement Plans, in Part II, Item 8 of this Annual Report, for more information on the BRP.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At August 31, 2020, we had committed $27.4 million under these arrangements, of which $3.0 million reduced availability under the Credit Agreement (as defined in Note 10, Credit Arrangements, in Part II, Item 8 of this Annual Report).

Off-Balance Sheet Arrangements

As of August 31, 2020 and 2019, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 19, Commitments and Contingencies, in Part II, Item 8 of this Annual Report, for more information.

Environmental and Other Matters

The information set forth in Note 19, Commitments and Contingencies, in Part II, Item 8 of this Annual Report is hereby incorporated by reference.

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

Solid and Hazardous Waste

We currently own or lease, and in the past we have owned or leased, properties that have been used in our operations. Although we have used operating and disposal practices that were standard in the industry at the time, wastes may have been disposed of or released on or under the properties or on or under locations where such wastes have been taken for disposal. We are currently involved in the investigation and remediation of several such properties. State and federal laws applicable to wastes and contaminated properties have gradually become more strict over time. Under new laws, we could be required to remediate properties impacted by previously disposed wastes. We have been named as a PRP at a number of contaminated sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. There is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of, or make changes to the exemptions upon which we rely for, the wastes that we generate. Any such change could result in an increase in our costs to manage and dispose of waste which could have a material adverse effect on our business, results of our operations and financial condition.

We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state and local statutes where we operate. These statutes, regulations and laws may limit our disposal options with respect to certain wastes.

Superfund

The EPA, or an equivalent state agency, has notified us that we are considered a PRP at several sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. We may be obligated under CERCLA, or similar state statutes, to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities and pay costs for associated damages to natural resources. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, we had $0.7 million accrued as of August 31, 2020 and 2019 in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for 2020, 2019 and 2018 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

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

Clean Air Act

Our operations are subject to regulations at the federal, state and local level for the control of emissions from sources of air pollution. New and modified sources of air pollutants are often required to obtain permits prior to commencing construction, modification or operations. Major sources of air pollutants are subject to more stringent requirements, including the potential need for additional permits and to increase scrutiny in the context of enforcement. The EPA has been implementing its stationary emission control program through expanded enforcement of the New Source Review Program. Under this program, new or modified sources may be required to construct emission sources using what is referred to as the Best Available Control Technology, or in any areas that are not meeting NAAQS, using methods that satisfy requirements for the Lowest Achievable Emission Rate. Additionally, the EPA has implemented, and is continuing to implement, new, more stringent standards for NAAQS, including fine particulate matter. Compliance with new standards could require additional expenditures.

We incurred environmental expenses of $46.6 million, $42.5 million and $32.0 million for 2020, 2019 and 2018, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, during 2020, we spent approximately $2.7 million in capital expenditures related to costs directly associated with environmental compliance. Our accrued environmental liabilities were $3.4 million and $3.6 million, of which $2.7 million and $1.8 million, respectively, were classified as other long-term liabilities, as of August 31, 2020 and 2019, respectively.

DIVIDENDS

We have paid quarterly cash dividends for 224 consecutive quarters. We paid quarterly dividends in 2020 and 2019 at the rate of $0.12 per share of CMC common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preceding discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimates and assumptions, including those related to revenue recognition, income taxes, carrying value of inventory, acquisitions, goodwill, long-lived assets and contingencies, on an ongoing basis. Estimates and assumptions are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results in future periods could differ materially from these estimates. Judgments and estimates related to critical accounting policies used in the preparation of the consolidated financial statements include the following.

Revenue Recognition

Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input method based on costs incurred compared to estimated total costs. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method based on tons shipped compared to estimated total tons. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If estimated total consolidated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. See Note 5, Revenue Recognition, in Part II, Item 8 of this Annual Report, for further details.
Income Taxes
We periodically assess the likelihood of realizing our deferred tax assets based on the amount of deferred tax assets that we believe is more likely than not to be realized. We base our judgment of the recoverability of our deferred tax assets primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies and current and future ownership changes.

Our effective income tax rate may fluctuate on a quarterly basis due to various factors, including, but not limited to, total earnings and the mix of earnings by jurisdiction, the timing of changes in tax laws and the amount of income tax provided for uncertain income tax positions. We establish income tax liabilities to reduce some or all of the income tax benefit of any of our income tax positions at the time we determine that the positions become uncertain based upon one of the following: (i) the tax position is not "more likely than not" to be sustained, (ii) the tax position is "more likely than not" to be sustained, but for a lesser amount or (iii) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. Our evaluation of whether or not a tax position is uncertain is based on the following: (i) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (ii) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position and (iii) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. We adjust these income tax liabilities when our judgment changes as a result of new information. Any change will impact income tax expense in the period in which such determination is made.

Inventory Cost

We state inventories at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adjustments to inventory may be due to changes in price levels, obsolescence, damage, physical deterioration and other causes. Any adjustments required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of goods sold.

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

Our reporting units represent an operating segment or one level below an operating segment. Additionally, the reporting units are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. We use an income and a market approach to calculate the fair value of our reporting units. To calculate the fair value of our reporting units using the income approach, management uses a discounted cash flow model which includes a number of significant assumptions and estimates regarding future cash flows such as discount rates, volumes, prices, capital expenditures and the impact of current market conditions. These estimates could be materially impacted by adverse changes in market conditions.

For 2020 and 2019, the annual goodwill impairment analysis did not result in any impairment charges. Management does not believe that it is reasonably likely that our reporting units will fail the goodwill impairment test in the near term, as the determined fair value of the reporting units with goodwill substantially exceeded their carrying value.

See Note 8, Goodwill and Other Intangible Assets, in Part II, Item 8 of this Annual Report, for additional information.

Long-Lived Assets

We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to: (i) a significant decrease in the market price of the asset, (ii) a significant adverse change in the extent or manner that the asset is used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of the asset, (iv) an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, (v) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast of continuing losses associated with the use of the asset and (vi) a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net book values are reduced to fair values. Our operations are capital intensive. Some of the estimated values for assets that we currently use in our operations are based upon judgments and assumptions of future undiscounted cash flows that the assets will produce. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's perspective on future cash flows. Also, we depreciate property, plant and equipment on a straight-line basis over the estimated useful lives of the assets. Depreciable lives are based on our estimate of the assets' economical useful lives. To the extent that an asset's actual life differs from our estimate, there could be an impact on depreciation expense or a gain/loss on the disposal of the asset in a later period. We expense major maintenance costs as incurred.

Contingencies

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments in connection with some of these matters. While we are unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals when a loss is probable and the amount can be reasonably estimated. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and the uncertainties involved in litigation. We believe that we have adequately provided for these contingencies in our consolidated financial statements. We also believe that the outcomes will not materially affect our results of operations, our financial position or our cash flows.

Other Accounting Policies and New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report contains "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by our recent acquisitions and strategic investments, demand for our products, metal margins, the effect of COVID-19 and related governmental and economic responses thereto, the ability to operate our steel mills at full capacity, future supplies of raw materials and energy for our operations, share repurchases, legal proceedings, the undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Annual Report is filed with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, "Risk Factors" of this Annual Report as well as the following:

•changes in economic conditions which affect demand for our products or construction activity generally, and the impact of such changes on the highly cyclical steel industry;

•rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices or reducing the profitability of our downstream products contracts due to rising commodity pricing;

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

•our ability to successfully identify, consummate and integrate acquisitions, and the effects that acquisitions may have on our financial leverage;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Approach to Mitigating Market Risk

See Note 12, Derivatives, in Part II, Item 8 of this Annual Report, for disclosure regarding our approach to mitigating market risk and for summarized market risk information by year. Also, see Note 2, Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report, for additional information. We utilized the following types of derivative instruments during 2020 in accordance with our risk management program. None of the instruments were entered into for trading purposes.

Currency Exchange Forward Contracts

The Company's global operations expose it to risks from fluctuations in foreign currency exchange rates. We enter into currency exchange forward contracts as economic hedges of trade commitments denominated in currencies other than the functional currency of CMC or its subsidiaries. No single foreign currency poses a material risk to us.

Commodity Futures Contracts

The Company's product lines expose it to risks from fluctuations in metal commodity prices and natural gas, electricity and other energy commodity prices. We base pricing in some of our sales and purchase contracts on metal commodity futures exchange quotes, which we determine at the beginning of the contract. Due to the volatility of the metal commodity indices, we enter into metal commodity futures contracts for copper and aluminum. These futures contracts mitigate the risk of unanticipated declines in gross margin due to the price volatility of the underlying commodities. We also enter into energy derivatives to mitigate the risk of unanticipated declines in gross margin due to the price volatility of electricity and natural gas.

The following tables provide certain information regarding the foreign exchange forward contracts and commodity futures contracts discussed above.

The fair value of our foreign currency exchange forward contract commitments as of August 31, 2020 were as follows:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			Total Contract Fair Value (in thousands)
PLN	287,592	EUR	64,636	4.33	—	4.60	$33
PLN	42,536	USD	11,374	3.74	—	3.81	148
USD	1,282	EUR	1,132	1.09	—	1.18	71
USD	51,044	PLN	190,000	0.27	—	0.27	773
							$1,025
__________________________________
(1) Most foreign currency exchange forward contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

The fair value of our commodity futures contract commitments as of August 31, 2020 were as follows:

Commodity	Terminal Exchange	Long/ Short	Total Contract Volumes	Range or Amount of Hedge Rates per unit				Total Contract Fair Value(1) (in thousands)
Aluminum	London Metal Exchange	Long	1,675 MT	$1,775.00	—	$1,802.00		$37
Copper	New York Mercantile Exchange	Long	556 MT	$253.05	—	$306.15		165
Copper	New York Mercantile Exchange	Short	8,346 MT	$238.80	—	$307.70		(3,993)
Electricity(2)	—	Long	2,000,000 MW(h)	230.00	—	274.87	PLN	$(15,007)
								$(18,798)
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
(1) All commodity futures contract commitments mature within one year, except for the electricity contract commitment which has a maturity date of December 31, 2030.
(2) There is no terminal exchange for electricity as it is a bilateral agreement with a counterparty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Commercial Metals Company
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2020, of the Company and our report dated October 15, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
October 15, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Commercial Metals Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended August 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 15, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue Recognition — Revenue from Fabricated Product Contracts with Customers in the
North America Segment — Refer to Notes 2 and 5 to the Financial Statements

Critical Audit Matter Description
The Company has certain fabricated product contracts with customers in its North America segment for delivering fabricated steel products, which may also include providing installation services. Each fabricated product contract represents a single performance obligation and revenue is recognized over time as fabricated steel products are delivered and installation services are provided, if applicable. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input method in which the measure of progress is based on contract costs incurred to date compared to total estimated contract costs. Revenue from contracts where the Company provides fabricated product only is recognized over time using an output method in which the measure of progress is based on tons shipped compared to total estimated tons.
The accounting for these contracts involves significant judgment by management to estimate total costs used in the input method and total tons used in the output method. For the year ended August 31, 2020, North America segment revenue was $4.8 billion; of which 12% represents revenue recognized over time using an input method and 11% represents revenue recognized over time using an output method. The remaining 77% of revenue in the North America segment was recognized concurrent with the transfer of control or as amounts are billed to the customer.
We identified revenue recognized over time for certain fabricated product contracts in the North America segment as a critical audit matter because of the significant judgments made by management to estimate total costs for the input method and total tons for the output method. Auditing such estimates required extensive audit effort due to the volume and complexity of contracts and required a high degree of auditor judgment to evaluate the reasonableness of management’s estimates used to recognize revenue over time.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and total tons used to recognize revenue over time for certain fabricated product contracts in the North America segment included the following, among others:
•We tested the effectiveness of management’s controls over the calculation of contract costs incurred to date compared to total estimated contract costs for the input method, and management’s controls over the calculation of tons shipped compared to total estimated tons for the output method.
•We selected a sample of fabricated product contracts with customers that were recognized over time, for both the input method and the output method, and we performed the following:
◦Obtained the contracts, including any change orders, management’s estimated contract costs or tons, including any revisions to date, and evaluated whether the contracts were properly included in management’s calculation of revenue based on the terms and conditions of each contract.
◦Obtained a schedule of costs or tons incurred to date by contract and tested such schedule for completeness and accuracy by obtaining supporting documents for fabricated steel products delivered and installation services provided, if applicable, and evaluated whether the costs or tons were properly included in the costs incurred to date.
◦Evaluated management’s estimated cost to complete the contract, including remaining quantities and costs, by comparing the estimates to management’s job cost forecasts, and performing corroborating inquiries with the Company’s project managers.
◦Tested the mathematical accuracy of management’s calculation of revenue recognized over time for each selection.
•For a sample of contracts, we evaluated management’s ability to accurately estimate total costs and total tons by comparing actual costs and actual tons at completion to management’s previous estimates for such contracts.

Goodwill — A Reporting Unit within the North America Segment — Refer to Notes 2 and 8 to the Financial Statements

Critical Audit Matter Description
The Company has goodwill of $64.3 million, of which $61.9 million relates to the North America segment. Goodwill is tested for impairment at the reporting unit level annually and whenever events or circumstances indicate that the carrying value may not be recoverable. The Company’s goodwill impairment assessment involves comparing the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. The determination of fair value using the income approach is based on the present value of estimated future cash flows, which requires management to make significant estimates and assumptions of revenue growth rates and operating margins, and selection of the discount rate. The determination of the fair value using the market approach requires management to make significant assumptions related to market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.
At August 31, 2020, based on the results of the Company’s annual impairment testing, no impairment was recognized as the fair value of this reporting unit exceeded its carrying value.
We identified the Company’s goodwill impairment assessment for this reporting unit as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions of future cash flows based on estimates of revenue growth rates and operating margins and selection of the discount rate for the income approach, and multiples of revenue and earnings for the market approach.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment for the reporting unit within the North America segment included the following, among others:
•We tested the effectiveness of controls over the goodwill impairment assessment, including management’s controls over forecasts of future cash flows based on estimates of revenue growth rates and operating margins and the selection of the discount rate for the income approach, and determination of multiples of revenue and earnings for the market approach.
•We evaluated the reasonableness of management’s forecasts of future cash flows based on revenue growth rates and operating margins by comparing the forecasts to (1) historical revenues and operating margins, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists:
◦We evaluated the reasonableness of the valuation methodologies.
◦We evaluated the reasonableness of the discount rate used in the income approach by testing the underlying source information and the mathematical accuracy of the calculations, and developing an independent range of estimated discount rates and comparing that range to the discount rate used in the Company’s valuation.
◦We evaluated the multiples of revenue and earnings used in the market approach, including testing the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

Dallas, Texas
October 15, 2020

We have served as the Company’s auditor since 1959.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
	Year Ended August 31,
(in thousands, except share data)	2020	2019	2018
Net sales	$5,476,486	$5,829,002	$4,643,723
Costs and expenses:
Cost of goods sold	4,531,688	5,025,514	4,021,558
Selling, general and administrative expenses	504,572	463,271	401,452
Asset impairments	7,611	384	14,372
Interest expense	61,837	71,373	40,957
	5,105,708	5,560,542	4,478,339
Earnings from continuing operations before income taxes	370,778	268,460	165,384
Income taxes	92,476	69,681	30,147
Earnings from continuing operations	278,302	198,779	135,237

Earnings (loss) from discontinued operations before income taxes	1,907	(528)	3,235
Income taxes (benefit)	706	158	(34)
Earnings (loss) from discontinued operations	1,201	(686)	3,269

Net earnings	$279,503	$198,093	$138,506

Basic earnings (loss) per share(1)
Earnings from continuing operations	$2.34	$1.69	$1.16
Earnings (loss) from discontinued operations	0.01	(0.01)	0.03
Net earnings	$2.35	$1.68	$1.19

Diluted earnings (loss) per share(1)
Earnings from continuing operations	$2.31	$1.67	$1.14
Earnings (loss) from discontinued operations	0.01	(0.01)	0.03
Net earnings	$2.32	$1.66	$1.17
See notes to consolidated financial statements.
__________________________________
(1) Earnings Per Share ("EPS") is calculated independently for each component and may not sum to Net EPS due to rounding

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended August 31,
(in thousands)	2020	2019	2018
Net earnings	$279,503	$198,093	$138,506
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment:
Foreign currency translation adjustment	33,559	(29,718)	(13,938)
Reclassification for translation loss realized upon liquidation of investment in foreign entity	6	857	2,079
Foreign currency translation adjustment	33,565	(28,861)	(11,859)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss)	(12,136)	(6)	48
Reclassification for gain included in net earnings	(304)	(244)	(279)
Net unrealized loss on derivatives	(12,440)	(250)	(231)
Defined benefit obligation:
Net loss	(796)	(2,629)	(138)
Amortization of net loss	86	—	126
Amortization of prior services	(53)	(25)	(62)
Reclassification for settlement losses	—	1,316	—
Defined benefit obligation	(763)	(1,338)	(74)
Other comprehensive income (loss)	20,362	(30,449)	(12,164)
Comprehensive income	$299,865	$167,644	$126,342
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	August 31,
(in thousands, except share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$542,103	$192,461
Accounts receivable (less allowance for doubtful accounts of $9,597 and $8,403)	880,728	1,016,088
Inventories	625,393	692,368
Prepaid and other current assets	165,879	179,088
Total current assets	2,214,103	2,080,005
Property, plant and equipment:
Land	143,567	142,825
Buildings and improvements	786,820	750,381
Equipment	2,364,923	2,234,800
Construction in process	103,776	68,579
	3,399,086	3,196,585
Less accumulated depreciation and amortization	(1,828,019)	(1,695,614)
Property, plant and equipment, net	1,571,067	1,500,971
Goodwill	64,321	64,138
Other noncurrent assets	232,237	113,657
Total assets	$4,081,728	$3,758,771
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$266,102	$288,005
Accrued expenses and other payables	454,977	353,786
Acquired unfavorable contract backlog	6,035	35,360
Current maturities of long-term debt and short-term borrowings	18,149	17,439
Total current liabilities	745,263	694,590
Deferred income taxes	130,810	79,290
Other noncurrent liabilities	250,706	133,620
Long-term debt	1,065,536	1,227,214
Total liabilities	2,192,315	2,134,714
Commitments and contingencies (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 119,220,905 and 117,924,938 shares	1,290	1,290
Additional paid-in capital	358,912	358,668
Accumulated other comprehensive loss	(103,764)	(124,126)
Retained earnings	1,807,826	1,585,379
Less treasury stock, 9,839,759 and 11,135,726 shares at cost	(175,063)	(197,350)
Stockholders' equity	1,889,201	1,623,861
Stockholders' equity attributable to noncontrolling interests	212	196
Total equity	1,889,413	1,624,057
Total liabilities and stockholders' equity	$4,081,728	$3,758,771
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended August 31,
(in thousands)	2020	2019	2018
Cash flows from (used by) operating activities:
Net earnings	$279,503	$198,093	$138,506
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	165,758	158,671	131,659
Deferred income taxes and other long-term taxes	49,580	49,523	14,377
Share-based compensation	31,850	25,106	23,929
Amortization of acquired unfavorable contract backlog	(29,367)	(74,784)	—
Asset impairments	7,611	384	15,053
Net gain on sales of a subsidiary, assets and other	(4,213)	(2,281)	(1,322)
Write-down of inventory and other	2,065	723	1,407
Loss on debt extinguishment	1,778	—	—
Provision for losses on receivables, net	578	388	2,510
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	146,375	27,204	(10,802)
Inventories	78,903	89,664	(43,198)
Accounts payable, accrued expenses and other payables	45,718	(15,315)	(20,163)
Other operating assets and liabilities	15,065	(52,851)	(15,423)
Beneficial interest in securitized accounts receivable	—	(367,521)	(670,457)
Net cash flows from (used by) operating activities	791,204	37,004	(433,924)

Cash flows from (used by) investing activities:
Capital expenditures	(187,618)	(138,836)	(174,655)
Acquisitions, net of cash acquired	(18,137)	(700,941)	(6,980)
Proceeds from the sale of property, plant and equipment	11,843	3,910	8,103
Proceeds from insurance, sale of discontinued operations and other	974	6,298	102,857
Advances under accounts receivable programs	—	—	226,325
Repayments under accounts receivable programs	—	—	(304,178)
Beneficial interest in securitized accounts receivable	—	367,521	670,457
Net cash flows from (used by) investing activities	(192,938)	(462,048)	521,929

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	62,539	180,000	350,000
Repayments of long-term debt	(246,523)	(127,704)	(19,967)
Proceeds from accounts receivable programs	234,482	288,896	—
Repayments under accounts receivable programs	(237,828)	(296,033)	—
Cash dividends	(57,056)	(56,537)	(56,076)
Stock issued under incentive and purchase plans, net of forfeitures	(3,420)	(1,876)	(9,302)
Debt issuance costs	—	—	(5,254)
Other	16	10	31
Net cash flows from (used by) financing activities	(247,790)	(13,244)	259,432
Effect of exchange rate changes on cash	759	(598)	(703)
Increase (decrease) in cash and cash equivalents	351,235	(438,886)	346,734
Cash, restricted cash and cash equivalents at beginning of year	193,729	632,615	285,881
Cash, restricted cash and cash equivalents at end of year	$544,964	$193,729	$632,615
See notes to consolidated financial statements.

	Year Ended August 31,
(in thousands)	2020	2019	2018
Supplemental information:
Cash paid for income taxes	$44,499	$7,977	$7,198
Cash paid for interest	59,711	65,190	39,972

Noncash activities:
Liabilities related to additions of property, plant and equipment	25,100	57,640	32,274

Cash and cash equivalents	542,103	192,461	622,473
Restricted cash	2,861	1,268	10,142
Total cash, cash equivalents and restricted cash	$544,964	$193,729	$632,615

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Controlling Interests	Total
Balance at September 1, 2017	129,060,664	$1,290	$349,258	$(81,513)	$1,363,806	(13,266,928)	$(232,084)	$173	$1,400,930
Net earnings					138,506				138,506
Other comprehensive loss				(12,164)					(12,164)
Dividends ($0.48 per share)					(56,076)				(56,076)
Issuance of stock under incentive and purchase plans, net of forfeitures			(28,000)			1,221,822	18,699		(9,301)
Stock-based compensation			16,168						16,168
Contribution of noncontrolling interests								13	13
Adoption of ASU 2018-02 - Reclassification of taxes					259				259
Reclassification of share-based liability awards			15,248						15,248
Balance, August 31, 2018	129,060,664	$1,290	$352,674	$(93,677)	$1,446,495	(12,045,106)	$(213,385)	$186	$1,493,583
Net earnings					198,093				198,093
Other comprehensive loss				(30,449)					(30,449)
Dividends ($0.48 per share)					(56,537)				(56,537)
Issuance of stock under incentive and purchase plans, net of forfeitures			(17,910)			909,380	16,035		(1,875)
Stock-based compensation and other			20,977		75				21,052
Contribution of noncontrolling interests								10	10
Adoption of ASC 606 adjustment					(2,747)				(2,747)
Reclassification of share-based liability awards			2,927						2,927
Balance at August 31, 2019	129,060,664	$1,290	$358,668	$(124,126)	$1,585,379	(11,135,726)	$(197,350)	$196	$1,624,057
Net earnings					279,503				279,503
Other comprehensive income				20,362					20,362
Dividends ($0.48 per share)					(57,056)				(57,056)
Issuance of stock under incentive and purchase plans, net of forfeitures			(25,707)			1,295,967	22,287		(3,420)
Stock-based compensation			23,441						23,441
Contribution of noncontrolling interests								16	16
Reclassification of share-based liability awards			2,510						2,510
Balance at August 31, 2020	129,060,664	$1,290	$358,912	$(103,764)	$1,807,826	(9,839,759)	$(175,063)	$212	$1,889,413
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Nature of Operations

Commercial Metals Company ("CMC") and its subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and fabricate steel and metal products, related materials and services through a network of facilities that includes seven electric arc furnace ("EAF") mini mills, two EAF micro mills, two rerolling mills, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the United States ("U.S.") and Poland.

The Company has two reportable segments: North America and Europe.

North America

The North America segment is a vertically integrated network of recycling facilities, steel mills and fabrication operations located in the U.S. The recycling facilities process ferrous and nonferrous scrap metals (collectively known as "raw materials") for use by manufacturers of new metal products. The steel mills manufacture finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural and other special sections as well as semi-finished billets for rerolling and forging applications (collectively known as "steel products"). The fabrication operations primarily manufacture fabricated rebar and steel fence posts (collectively known as "downstream products"). The strategy in North America is to optimize the Company's vertically integrated value chain to maximize profitability by obtaining the lowest possible input costs and highest possible selling prices. The Company operates the recycling facilities to provide low-cost scrap to the steel mills and the fabrication operations to optimize the steel mill volumes. The North America segment's products are sold primarily to steel mills and foundries, construction, fabrication and other manufacturing industries.

Europe

The Europe segment is a vertically integrated network of recycling facilities, an EAF mini mill, and fabrication operations located in Poland. The steel products manufactured by this segment include rebar, merchant bar and wire rod as well as semi-finished billets. In addition, the downstream products manufactured by this segment's fabrication operations include fabricated rebar, fabricated mesh, assembled rebar cages and other fabricated rebar by-products. The Europe segment's products are sold primarily to fabricators, manufacturers, distributors and construction companies.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries and certain variable interest entities ("VIEs") for which the Company is the primary beneficiary. Intercompany account balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of net sales and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, income taxes, carrying value of inventory, acquisitions, goodwill, long-lived assets and contingencies. Actual results could differ significantly from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with original maturities of three months or less at the date of purchase.

Revenue Recognition and Allowance for Doubtful Accounts

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration received or expected to be received in exchange for those goods or services. The Company's performance obligations arise from (i) sales of raw materials, steel products and downstream products and (ii) services such as steel fabrication and installation by its fabrication operations. The shipment of products to customers is considered a fulfillment activity and amounts billed to customers for shipping and freight are included in net sales, and the related costs are included in cost of goods sold. Net sales are presented net of taxes. Revenue related to raw materials and steel products is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. Revenue related to steel fence posts and other downstream products not described below is recognized equal to billing under an available practical expedient.
Each fabrication product contract sold by the North America segment represents a single performance obligation and revenue is recognized over time. For contracts where the Company provides fabricated product and installation services, revenue is recognized over time using an input measure of progress based on contract costs incurred to date compared to total estimated contract costs ("input measure"). This input measure provides a reasonable depiction of the Company’s progress towards satisfaction of the performance obligation as there is a direct relationship between costs incurred by the Company and the transfer of the fabricated product and installation services. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure of progress based on tons shipped compared to total estimated tons ("output measure"). This output measure provides a reasonable depiction of the transfer of contract value to the customer, as there is a direct relationship between the units shipped by the Company and the transfer of the fabricated product. If estimated total consolidated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete or total planned quantity is recorded in the period in which such revisions are identified.
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
The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of accounts receivable. These reserves are based on historical trends, current market conditions and customers' financial condition. The Company reviews and sets credit limits for each customer. The Europe segment uses credit insurance to ensure payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 13% of total receivables at August 31, 2020 and 2019 were secured by credit insurance.

Inventories

Inventories are stated at the lower of cost or net realizable value determined by the weighted average cost method.

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

The Company evaluates impairment of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For each asset or group of assets held for use with indicators of impairment, the Company compares the sum of the expected future cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected undiscounted future cash flows, the excess of the net book value over estimated fair value is charged to impairment loss. Properties held for sale are reported at the lower of their carrying amount or their estimated sales price, less estimated costs to sell.

Leases

The Company's leases are primarily for real property and equipment. The Company determines if an arrangement is a lease at inception of a contract if the terms state the Company has the right to direct the use of, and obtain substantially all the economic benefits from, a specific asset identified in the contract. The right-of-use ("ROU") assets represent the Company's right to use the underlying assets for the lease term, and the lease liabilities represent the obligation to make lease payments arising from the leases. The Company records its ROU assets in other noncurrent assets, its current lease liabilities in accrued expenses and other payables and its noncurrent lease liabilities in other noncurrent liabilities. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments to be made over the lease term. Certain of the Company's lease agreements contain options to extend the lease. The Company evaluates these options on a lease-by-lease basis, and if the Company determines it is reasonably certain to be exercised, the lease term includes the extension. The Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments, and lease expense is recognized on a straight-line basis over the lease term. The incremental borrowing rate is the rate of interest the Company could borrow on a collateralized basis over a similar term with similar payments. The Company does not record leases with an initial term of twelve months or less (“short-term leases”).

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

Generally, government grants fall into two categories: grants related to assets and grants related to income. Grants related to assets are government grants for the purchase, construction or other acquisition of long-lived assets. The Company accounts for grants related to assets as deferred income with the offset to an asset account, such as fixed assets, on the consolidated balance sheets. Non-monetary grants are recognized at fair value. The Company recognizes the deferred income in profit or loss on a systematic basis over the useful life of the asset, which, consistent with the Company's fixed assets policy, is straight-line. The period over which grants are recognized depends on the terms of the agreement. Grants related to specific expenses already incurred are recognized in profit or loss in the period in which the grant becomes receivable. A grant related to depreciable assets is recognized in profit or loss over the life of the depreciable asset. Grants related to non-depreciable assets may require the fulfillment of certain obligations. In such cases, these grants are recognized in profit or loss over the periods that bear the cost of meeting the obligations.

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

The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company determines the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into account industry and market conditions. The discount rate is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the reporting unit. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. See Note 8, Goodwill and Other Intangible Assets, for additional information on the Company's annual goodwill impairment analysis.

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

Income Taxes

CMC and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and income tax bases of assets and liabilities. The principal differences are described in Note 14, Income Tax. Benefits from income tax credits are reflected currently in earnings. The Company records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information. The Company classifies interest and any statutory penalties recognized on a tax position as income tax expense.

Foreign Currencies

The functional currency of the Company's Polish operations is the local currency, the Polish zloty ("PLN"). Translation adjustments are reported as a component of accumulated other comprehensive income or loss. Transaction gains (losses) from transactions denominated in currencies other than the functional currency related to continuing operations were immaterial for 2020, 2019 and 2018.

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

When a derivative instrument is sold, terminated, exercised or expires, the gain or loss is recorded in the consolidated statement of earnings for fair value hedges, and the cumulative unrealized gain or loss, which had been recognized in the statement of comprehensive income, is reclassified to the consolidated statement of earnings for cash flow hedges. Additionally, when hedged items are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the Company recognizes the gain or loss on the designated hedged financial instrument.

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

Recently Adopted Accounting Pronouncements

On September 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended, (“ASU 2016-02”), using the modified retrospective transition approach. ASU 2016-02 requires a lessee to recognize a ROU asset and a lease liability on its balance sheet for all leases with terms longer than twelve months. The Company’s financial statements for periods prior to September 1, 2019 were not modified for the application of this ASU. Upon adoption of ASU 2016-02, the Company recorded the following amounts associated with operating leases in its consolidated balance sheet at September 1, 2019: $113.4 million of ROU assets in other noncurrent assets, $30.9 million of lease liabilities in accrued expenses and other payables and $84.9 million of lease liabilities in other noncurrent liabilities. There was no impact to the opening balance of retained earnings as a result of implementing ASU 2016-02. The Company elected the package of three practical expedients available under the ASU. Additionally, the Company implemented appropriate changes to internal processes and controls to support recognition, subsequent measurement and disclosures.

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

NOTE 3. CHANGES IN BUSINESS

2019 Acquisition

On November 5, 2018 (the "Acquisition Date"), the Company completed the acquisition (the "Acquisition") of 33 rebar fabrication facilities in the U.S., as well as four EAF mini mills located in Knoxville, Tennessee, Jacksonville, Florida, Sayreville, New Jersey and Rancho Cucamonga, California from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses." The total cash purchase price, including working capital adjustments made within the allowable one-year measurement period, was $701.2 million, and was funded through a combination of domestic cash on-hand and borrowings under the Term Loan (as defined in Note 10, Credit Arrangements).

The results of operations of the Acquired Businesses were reflected in the Company’s consolidated financial statements from the Acquisition Date. The Acquired Businesses' net sales and earnings before income taxes included in the Company's consolidated statement of earnings and consolidated statement of comprehensive income in 2019 were $1.4 billion and $132.7 million, respectively.

The purchase price paid was allocated between the acquired mills and fabrication facilities' assets acquired and liabilities assumed at fair value and was finalized on November 5, 2019. The table below presents the allocation of the fair value to the Acquired Businesses' assets and liabilities as determined by the Company:

(in thousands)	Fair Value
Cash and cash equivalents	$6,399
Accounts receivable	296,459
Inventories	202,082
Other current assets	26,290
Property, plant and equipment	421,969
Deferred income taxes	9,155
Accounts payable-trade, accrued expenses and other payables	(134,702)
Acquired unfavorable contract backlog	(110,166)
Other long-term liabilities	(9,920)
Pension and other post retirement employment benefits	(6,365)
Total assets acquired and liabilities assumed	$701,201

The Company recorded a $32.1 million charge due to a working capital adjustment related to the Acquisition. This charge was recorded subsequent to the end of the allowable one-year measurement period in selling, general and administrative expenses on the consolidated statements of earnings in 2020. The related liability was recorded in accrued expenses and other payables as of August 31, 2020.

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below as if the Acquisition occurred on September 1, 2017. The pro forma financial information is presented for comparative purposes only, based on significant estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the Acquisition had been completed on September 1, 2017. These results were not used as part of management analysis of the financial results and performance of the Company or the Acquired Businesses. These results are adjusted, where possible, for transaction and integration-related costs.

	Year Ended August 31,
(in thousands)	2019	2018
Pro forma net sales (1)	$6,033,908	$6,303,812
Pro forma net earnings (2)	162,255	105,377
__________________________________
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

Other Acquisitions

On July 21, 2020, the Company acquired substantially all of the assets of AZZ's Continuous Galvanized Rebar business ("GalvaBar") located in Tulsa, Oklahoma. GalvaBar manufactures galvanized rebar with a zinc alloy coating produced through a proprietary process to provide corrosion protection and post-fabrication formability. This acquisition complements the Company's existing concrete reinforcement capabilities. The operating results of GalvaBar are included in the North America segment.

On February 3, 2020, the Company's subsidiary CMC Poland Sp. z.o.o. ("CMCP") acquired P.P.U. Ecosteel Sp. z.o.o. ("Ecosteel"), a steel mesh producer located in Zawiercie, Poland. This acquisition complements CMCP's existing mesh production and increases sales to other markets in Europe. The operating results of Ecosteel are included in the Europe segment.

On October 26, 2017, the Company completed the purchase of substantially all of the assets of MMFX Technologies Corporation ("MMFX"). MMFX markets, sells and licenses the production of proprietary specialty steel products. The operating results of MMFX are included in the North America segment.

The acquisitions of GalvaBar, Ecosteel and MMFX were not material individually, or in the aggregate, to the Company's financial position or results of operations; therefore pro-forma operating results and other disclosures for the acquisitions are not presented as the results would not be significantly different than reported results.

Facility Closures and Dispositions

In October 2019, the Company closed the melting operations at its Rancho Cucamonga facility, which is part of the North America segment. In August 2020, the Company announced plans to sell its Rancho Cucamonga facility. This disposition does not meet the criteria for discontinued operations or held for sale accounting. Due to these announcements, the Company recorded $9.8 million of expense related to severance, pension curtailment and vendor agreement terminations.

In 2020, the Company idled six facilities in its North America segment and recorded $6.2 million of expense related to severance and ROU and other long-lived asset impairments.

In the third quarter of 2018, the Company sold substantially all of the assets of its structural steel fabrication operations, which were part of the North America segment. The disposition did not meet the criteria for discontinued operations. Proceeds associated with the sale were $20.3 million. As a result of the sale of these assets, the Company recorded impairment charges of $13.7 million. The signed definitive asset sale agreement and subsequent post-closing adjustments (Level 2) were the basis for the determination of fair value of these operations.

Discontinued Operations

In 2018, the remaining operations related to the Company's steel trading businesses in the U.S. and Asia were substantially wound down and the Company sold certain assets and liabilities of its Australian steel trading business. As a result of the Company's exit of its trading and distribution businesses in Australia, the Company prepared an impairment analysis on the asset disposal groups. Indicators of value from other recent sales of similar businesses within the segment (Level 3) were the basis for the determination of fair value of this component. As a result of this analysis, the Company recorded impairment charges of $2.1 million in 2018 resulting in an overall transaction loss, including selling costs, of $5.3 million. This loss was primarily due to accumulated foreign currency translation losses. The results of these activities are included in discontinued operations in the consolidated statements of earnings.

The major classes of line items constituting earnings from discontinued operations in the consolidated statements of earnings for 2018 are presented in the table below. Earnings (loss) from discontinued operations in the consolidated statements of earnings were immaterial in 2020 and 2019.

(in thousands)	Year Ended August 31, 2018
Net sales	$304,650
Costs and expenses:
Cost of goods sold	276,184
Selling, general and administrative expenses	25,317
Interest expense	(86)
Earnings before income taxes	3,235
Income taxes benefit	(34)
Earnings from discontinued operations	$3,269

There were no material non-cash operating or investing items related to discontinued operations for the periods ended August 31, 2020, 2019 and 2018.

The Company recorded $6.7 million of severance expense related to discontinued operations for 2018. These costs related to the Company's closure of marketing and distribution offices that resulted in involuntary employee termination benefits. Severance expense recorded in 2020 and 2019 related to discontinued operations was immaterial.

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") was comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance at September 1, 2017	$(80,778)	$1,587	$(2,322)	$(81,513)
Other comprehensive income (loss) before reclassifications	(13,938)	59	(575)	(14,454)
Amounts reclassified from AOCI	2,079	(365)	849	2,563
Income taxes (benefit)	—	75	(348)	(273)
Net other comprehensive loss	(11,859)	(231)	(74)	(12,164)
Balance at August 31, 2018	(92,637)	1,356	(2,396)	(93,677)
Other comprehensive loss before reclassifications	(29,718)	(7)	(3,346)	(33,071)
Amounts reclassified from AOCI	857	(301)	1,666	2,222
Income taxes	—	58	342	400
Net other comprehensive loss	(28,861)	(250)	(1,338)	(30,449)
Balance at August 31, 2019	(121,498)	1,106	(3,734)	(124,126)
Other comprehensive income (loss) before reclassifications	33,559	(14,983)	(952)	17,624
Amounts reclassified from AOCI	6	(375)	—	(369)
Income taxes	—	2,918	189	3,107
Net other comprehensive income (loss)	33,565	(12,440)	(763)	20,362
Balance at August 31, 2020	$(87,933)	$(11,334)	$(4,497)	$(103,764)

The items reclassified out of AOCI were not material for 2020, 2019 and 2018.

NOTE 5. REVENUE RECOGNITION

Revenue from Contracts with Customers
Each fabricated product contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input measure and these contracts represented approximately 12% of net sales in the North America segment in 2020 and 2019. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure and these contracts represented approximately 11% and 9% of net sales in the North America segment in 2020 and 2019, respectively. The remaining 77% and 79% of net sales in the North America segment were recognized at a point in time concurrent with the transfer of control or as amounts were billed to the customer under an available practical expedient in 2020 and 2019, respectively.
The following table provides information about assets and liabilities from contracts with customers.

	Year Ended August 31,
(in thousands)	2020	2019
Contract assets (included in accounts receivable)	$53,275	$103,805
Contract liabilities (included in accrued expenses and other payables)	25,450	37,165

The decrease in contract assets was primarily due to timing of invoicing in 2020 compared to 2019. The entire contract liability as of August 31, 2019 was recognized in 2020.

Remaining Performance Obligations
As of August 31, 2020, a total of $723.4 million has been allocated to remaining performance obligations in the North America segment, related to those contracts where revenue is recognized using an input or output measure. Of this amount, the Company estimates the remaining performance obligations will be recognized as revenue as follows: 40% in the first twelve months, 48% in the following twelve months, and 12% thereafter. The duration of all other contracts in the North America and Europe segments are typically less than one year.

NOTE 6. ACCOUNTS RECEIVABLE PROGRAMS

As an additional source of liquidity, the Company sells certain trade accounts receivable both in the U.S. and Poland (hereinafter referred to as the "Programs"). Prior to September 1, 2018, the Company accounted for transfers of the trade accounts receivable under the Programs as sales of financial assets, and the trade accounts receivable balances sold were removed from the consolidated balance sheets. On September 1, 2018, the Company amended certain terms of the Programs, disqualifying the sale of such receivables from being accounted for as sales of financial assets. For activity in the Programs occurring prior to the September 1, 2018 amendment, disclosures required under ASC 860-20-50 are provided below. See Note 10, Credit Arrangements for further details regarding the Programs after September 1, 2018.

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

(in thousands)	Total	U.S.	Poland
Deferred purchase price
Balance at September 1, 2017	$215,123	$135,623	$79,500
Transfers of trade receivables	2,932,379	2,396,780	535,599
Less: CPP	(2,187,377)	(1,818,781)	(368,596)
Non-cash increase to DPP	745,002	577,999	167,003
Cash collections of DPP	(670,457)	(531,541)	(138,916)
Net repayments (advances)	77,853	90,000	(12,147)
Net collections of DPP	(592,604)	(441,541)	(151,063)
Balance at August 31, 2018	$367,521	$272,081	$95,440

At August 31, 2018, the Company transferred $381.1 million of trade accounts receivable to the financial institutions and had no advance payments outstanding under the U.S. Facility and $12.1 million outstanding under the Poland Facility (as defined in Note 10, Credit Arrangements).

NOTE 7. INVENTORIES

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at August 31, 2020 and 2019, work in process inventories were not material. At August 31, 2020 and 2019, the Company's raw materials inventories were $123.9 million and $143.7 million, respectively.

Inventory write-downs were immaterial for 2020, 2019 and 2018.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross
Balance at September 1, 2018	$71,941	$2,568	$74,509
Foreign currency translation	—	(184)	(184)
Balance at August 31, 2019	71,941	2,384	74,325
Foreign currency translation	—	195	195
Balance at August 31, 2020	71,941	2,579	74,520

Accumulated impairment losses
Balance at September 1, 2018	(10,036)	(163)	(10,199)
Foreign currency translation	—	12	12
Balance at August 31, 2019	(10,036)	(151)	(10,187)
Foreign currency translation	—	(12)	(12)
Balance at August 31, 2020	(10,036)	(163)	(10,199)

Goodwill, net
Balance at September 1, 2018	61,905	2,405	64,310
Foreign currency translation	—	(172)	(172)
Balance at August 31, 2019	61,905	2,233	64,138
Foreign currency translation	—	183	183
Balance at August 31, 2020	$61,905	$2,416	$64,321

As of August 31, 2020 and 2019, the excess of the fair value over the carrying value of each reporting unit was substantial. There were no goodwill impairment charges in 2020, 2019, or 2018.

The following intangible assets subject to amortization are included in other noncurrent assets on the Company's consolidated balance sheets:

	August 31, 2020			August 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$7,203	$2,647	$4,556	$6,993	$1,709	$5,284
Customer base	6,111	4,900	1,211	6,088	4,081	2,007
Perpetual lease rights	4,766	866	3,900	4,146	749	3,397
Non-compete agreements	3,050	422	2,628	2,810	382	2,428
Brand name	838	501	337	628	454	174
Other	101	85	16	101	79	22
Total	$22,069	$9,421	$12,648	$20,766	$7,454	$13,312

In connection with the Acquisition, the Company recorded an unfavorable contract backlog liability of $110.2 million. At August 31, 2020 and 2019, the net carrying amount of the liability was $6.0 million and $35.4 million, respectively. Amortization of the unfavorable contract backlog was $29.4 million and $74.8 million for the twelve months ended August 31, 2020 and 2019, respectively, and was recorded as an increase to net sales in the Company's consolidated statements of earnings.

Perpetual lease rights at August 31, 2020 have an estimated useful life of 85 years. All other intangible assets with definitive lives are amortized over estimated useful lives ranging from 3 to 15 years. Excluding goodwill, the Company does not have any other significant intangible assets with indefinite lives. Amortization expense for intangible assets was $2.1 million for 2020 and $2.2 million for 2019 and 2018. Estimated amounts of amortization expense for the next five years are as follows.

Year Ended August 31,	(in thousands)
2021	$2,030
2022	1,755
2023	1,296
2024	1,259
2025	922

NOTE 9. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's consolidated balance sheet at August 31, 2020:

(in thousands)	Classification in Consolidated Balance Sheet	August 31, 2020
Assets:
Operating assets	Other noncurrent assets	$114,905
Finance assets	Property, plant and equipment, net	50,642
Total leased assets		$165,547

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$27,604
Long-term	Other noncurrent liabilities	95,810
Total operating lease liabilities		123,414
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	14,373
Long-term	Long-term debt	35,851
Total finance lease liabilities		50,224
Total lease liabilities		$173,638

The components of lease cost were as follows:

(in thousands)	Year Ended August 31, 2020
Operating lease expense	$35,611
Finance lease expense:
Amortization of assets	11,445
Interest on lease liabilities	1,792
Total finance lease expense	13,237
Variable and short term-lease expense	17,020
Total lease expense	$65,868

The weighted average remaining lease term and discount rate for operating and finance leases are presented in the following table:

August 31, 2020
Weighted average remaining lease term (years)
Operating leases	6.3
Finance leases	3.8

Weighted average discount rate
Operating leases	4.283%
Finance leases	4.270%

Cash flow and other information related to leases is included in the following table:

(in thousands)	Year Ended August 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$36,063
Operating cash outflows from finance leases	1,720
Financing cash outflows from finance leases	12,774

ROU assets obtained in exchange for lease obligations:
Operating leases	43,642
Finance leases	26,573

Maturities of lease liabilities at August 31, 2020 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
2021	$32,350	$16,227
2022	27,015	14,037
2023	22,035	11,675
2024	16,761	8,968
2025	12,052	3,569
Thereafter	32,312	69
Total lease payments	142,525	54,545
Less: Imputed interest	19,111	4,321
Present value of lease liabilities	$123,414	$50,224

Future maturities of lease liabilities at August 31, 2019, prior to adoption of ASU 2016-02, are presented in the following table:

		Twelve Months Ended August 31,
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Capital lease obligations	$41,331	$13,104	$10,004	$7,758	$5,831	$3,904	$730
Long-term non-cancelable operating leases	124,817	34,511	27,383	22,074	17,433	10,478	12,938

NOTE 10. CREDIT ARRANGEMENTS

Long-term debt was as follows:

	Weighted Average Interest Rate as of August 31, 2020	Year Ended August 31,
(in thousands)		2020	2019
2027 Notes	5.375%	$300,000	$300,000
2026 Notes	5.750%	350,000	350,000
2023 Notes	4.875%	330,000	330,000
Poland Term Loan	1.730%	40,713	—
Other	5.100%	21,329	23,168
Term Loan	3.148%	—	210,125
Short-term borrowings	0.980%	—	3,929
Finance leases		50,224	37,699
Total debt		1,092,266	1,254,921
Less debt issuance costs		8,581	10,268
Total amounts outstanding		1,083,685	1,244,653
Less current maturities of long-term debt and short-term borrowings		18,149	17,439
Long-term debt		$1,065,536	$1,227,214

In July 2017, the Company issued $300.0 million of 5.375% Senior Notes due July 2027 (the "2027 Notes"). Interest on these notes is payable semiannually.

In May 2018, the Company issued $350.0 million of 5.750% Senior Notes due April 2026 (the "2026 Notes"). Interest on the 2026 Notes is payable semiannually.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Interest on these notes is payable semiannually.

The Company has a $350.0 million revolving credit facility (the "Revolver") pursuant to the Fourth Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement has a maturity date in June 2022. The maximum availability under the Revolver can be increased to $600.0 million with bank approval. The Company's obligations under the Credit Agreement are collateralized by its North America inventory and certain of its North America receivables. The Credit Agreement's capacity includes a $50.0 million sub-limit for the issuance of stand-by letters of credit. The Company had no amounts drawn under the Revolver at August 31, 2020 or 2019. The availability under the Revolver was reduced by outstanding stand-by letters of credit of $3.0 million at August 31, 2020 and 2019.

The Company also had a term loan (the "Term Loan") contemplated under the Credit Agreement. The Term Loan was funded in two tranches: one drawn on July 13, 2017 with an original principal amount of $150.0 million, and one drawn on November 1, 2018 with an original principal amount of $180.0 million. The Company repaid the remaining Term Loan balance in 2020, and recognized $1.8 million of expense related to early extinguishment of this debt, which is included in selling, general and administrative expenses in the Company's consolidated statement of earnings for the year ended August 31, 2020.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At August 31, 2020, the Company's interest coverage ratio was 9.36 to 1.00 and the Company's debt to capitalization ratio was 0.37 to 1.00.

In August 2020, the Company entered into an agreement through its subsidiary, CMCP, which allowed for a delayed draw Term Loan facility ("Poland Term Loan") in the maximum aggregate principal amount of up to PLN 250.0 million, or $67.9 million at August 31, 2020. The proceeds of the Poland Term Loan will be used to finance the third rolling mill in Poland. At August 31, 2020, PLN 150.0 million, or $40.7 million, was outstanding. CMCP is required to make quarterly interest and principal payments on the Poland Term Loan with interest based on the Warsaw Interbank Offer Rate ("WIBOR") plus a margin. The Poland Term Loan has a maturity date of August 2026.

The Company also has credit facilities in Poland, through its subsidiary, CMCP, available to support working capital, short-term cash needs, letters of credit, financial assurance and other trade finance-related matters. At August 31, 2020 and 2019, CMCP's credit facilities totaled PLN 275.0 million, or $74.6 million and $69.0 million, respectively. These facilities expire in March 2022. At August 31, 2020 and 2019, no amounts were outstanding under these facilities. In 2020, CMCP had $22.4 million borrowings and $22.4 million repayments under its credit facilities. CMCP had no borrowings or repayments under its credit facilities in 2019 and 2018. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $0.8 million and $1.1 million at August 31, 2020 and August 31, 2019, respectively.

At August 31, 2020, the Company was in compliance with all of the covenants contained in its credit arrangements.

The scheduled maturities of the Company's long-term debt, excluding obligations related to finance leases, are included in the table below. See Note 9, Leases, for scheduled maturities of finance leases.

Year Ended August 31,	(in thousands)
2021	$3,776
2022	9,576
2023	339,565
2024	11,706
2025	9,556
Thereafter	667,863
Total long-term debt, excluding finance leases	1,042,042
Less debt issuance costs	8,581
Total long-term debt outstanding, excluding finance leases	$1,033,461

The Company capitalized $2.5 million, $0.3 million and $7.3 million of interest in the cost of property, plant and equipment during 2020, 2019 and 2018, respectively.

Accounts Receivable Facilities

CMC has a $200.0 million U.S. trade accounts receivable facility (the "U.S. Facility"), which expires in November 2021. Under the U.S. Facility, CMC contributes, and certain of its subsidiaries transfer without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of facilitating transfers of trade accounts receivable generated by the Company. CMCRV transfers the trade accounts receivable in their entirety to two financial institutions. Under the U.S. Facility, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The U.S. Facility contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the Credit Agreement. Advances taken under the U.S. Facility incur interest based on LIBOR plus a margin. The Company had no advance payments outstanding under the U.S. Facility at August 31, 2020 and August 31, 2019.

In addition to the U.S. Facility, the Company's subsidiary in Poland transfers trade accounts receivable to financial institutions without recourse (the "Poland Facility"). The Poland Facility has a facility limit of PLN 220.0 million ($59.7 million and $55.2 million as of August 31, 2020 and 2019, respectively) and allows the Company's Polish subsidiaries to obtain an advance of up to 90% of eligible trade accounts receivable transferred under the terms of the arrangement. Advances taken under the Poland Program incur interest based on the WIBOR plus a margin. The Company had no advance payments outstanding under the Poland Facility at August 31, 2020, compared to $3.9 million at August 31, 2019.

The transfer of receivables under the U.S. and Poland Facilities do not qualify to be accounted for as sales. Therefore, any advances outstanding under these programs are recorded as debt on the Company's consolidated balance sheets.

NOTE 11. NEW MARKETS TAX CREDIT TRANSACTIONS

During 2016 and 2017, the Company entered into three New Markets Tax Credit (“NMTC”) transactions with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"). The NMTC transactions relate to the construction and equipping of the micro mill in Durant, Oklahoma, as well as a rebar spooler and automated T-post shop located on the same site.

The transactions qualified through the New Markets Tax Credit program provided for in the Community Renewal Tax Relief Act of 2000 (the "NMTC Program"), as the micro mill, spooler and T-post shop are located in an eligible zone designated by the Internal Revenue Service ("IRS") and are considered eligible business activities for the NMTC Program. Under the NMTC Program, an investor that makes a capital investment, which, in turn, together with leverage loan sources, is used to make a Qualifying Equity Investment (a "QEI") in an entity that (i) qualifies as a Community Development Entity ("CDE"), (ii) has applied for and been granted an allocation of a portion of the total federal funds available to fund the credits (an "NMTC Allocation") and (iii) uses a minimum specified portion of the QEI to make a Qualified Low Income Community Investment up to the maximum amount of the CDE’s NMTC Allocation will be entitled to claim, over a period of seven years, federal nonrefundable tax credits in an amount equal to 39% of the QEI amount. NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.

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

The following table summarizes the key terms and conditions for each of the three NMTC transactions ($ in millions):

Project	USBCDC Capital Contribution	Commonwealth Loan	Commonwealth Loan Rate / Maturity	Investment Fund(s)	QEI to CDE	CDE Loan
Micro mill	$17.7	$35.3	1.08% / December 24, 2045	USBCDC Investment Fund 156, LLC	$51.5	$50.7
Spooler	6.7	14.0	1.39% / July 26, 2042	Twain Investment Fund 249, LLC	20.0	19.4
T-post shop	5.0	10.4	1.16% / March 23, 2047	Twain Investment Fund 219, LLC Twain Investment Fund 222, LLC	15.0	14.7

By its capital contributions to the investment funds (exclusive of Twain Investment Fund 222) (collectively the "Funds"), USBCDC is entitled to substantially all the benefits derived from the NMTCs. These transactions include a put/call provision whereby the Company may be obligated or entitled to repurchase USBCDC’s interest in the Funds at the end of a seven-year period, in the case of the USBCDC Investment Fund 156, LLC and Twain Investment Fund 249, LLC or an eight-year period, in the case of Twain Investment Fund 219, LLC (each of such periods, an "Exercise Period"). The Company believes USBCDC will exercise the put options following the end of the respective Exercise Periods. The value attributed to the put/call is immaterial. The Company is required to follow various regulations and contractual provisions that apply to the NMTC transactions. Non-compliance with applicable requirements could result in unrealized projected tax benefits and, therefore, could require the Company to indemnify USBCDC for any loss or recapture of NMTCs related to the financing until the Company's obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with these transactions.

The Company has determined that the Funds are VIEs, of which the Company is the primary beneficiary and has consolidated them in accordance with ASC Topic 810, Consolidation. USBCDC’s contributions are included in other noncurrent liabilities in the accompanying consolidated balance sheets. Direct costs incurred in structuring the transactions were deferred and are recognized as expense over each Exercise Period. Incremental costs to maintain the structures during the compliance periods are recognized as incurred.

The Company has determined that Twain Investment Fund 222 is a VIE, of which the Company is not the primary beneficiary and has therefore treated the QEI of $2.1 million as debt. The obligation represents the Company's maximum exposure to loss and is included in long-term debt in the accompanying consolidated balance sheets.

NOTE 12. DERIVATIVES

The Company's global operations and product lines expose it to risks from fluctuations in metal commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy commodity prices. One objective of the Company's risk management program is to mitigate these risks using derivative instruments. The Company enters into (i) metal commodity futures and forward contracts to mitigate the risk of unanticipated changes in gross margin due to price volatility in these commodities, (ii) foreign currency forward contracts that match the expected settlements for purchases and sales denominated in foreign currencies and (iii) energy derivatives to mitigate the risk related to price volatility of electricity and natural gas.

The Company considers the total notional value of its futures and forward contracts as the best measure of the volume of derivative transactions. At August 31, 2020, the notional values of the Company's foreign currency and commodity contract commitments were $138.5 million and $195.8 million, respectively. At August 31, 2019, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $94.1 million and $42.6 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of August 31, 2020:

Commodity	Long/Short	Total
Aluminum	Long	1,675	MT
Copper	Long	556	MT
Copper	Short	8,346	MT
Electricity	Long	2,000,000	MW(h)
__________________________________
MT = Metric Ton
MW(h) = Megawatt hour

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

Commodity derivatives not designated as hedging instruments resulted in a loss, before income taxes, of $6.0 million in 2020, and a gain, before income taxes, of $1.7 million and $7.0 million in 2019 and 2018, respectively, recorded in cost of goods sold within the consolidated statements of earnings. Commodity derivatives accounted for as cash flow hedging instruments resulted in net loss of $12.1 million recognized in accumulated other comprehensive income in 2020. As these derivatives were new in 2020, there were no amounts recorded in 2019 and 2018. See Note 13, Fair Value, for the fair value of the Company's derivative instruments recorded in the consolidated balance sheets.

NOTE 13. FAIR VALUE

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. See Note 2, Summary of Significant Accounting Policies, for definitions of the three levels within the hierarchy.

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$449,824	$449,824	$—	$—
Commodity derivative assets (2)	202	202	—	—
Foreign exchange derivative assets (2)	1,484	—	1,484	—
Liabilities:
Commodity derivative liabilities (2)	19,000	3,993		15,007
Foreign exchange derivative liabilities (2)	459	—	459	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$66,240	$66,240	$—	$—
Commodity derivative assets (2)	1,269	1,269	—	—
Foreign exchange derivative assets (2)	569	—	569	—
Liabilities:
Commodity derivative liabilities (2)	99	99	—	—
Foreign exchange derivative liabilities (2)	899	—	899	—
_________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.

(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or the New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Derivative liabilities classified as Level 3, and the methodology used to determine their fair value, are described below. Further discussion regarding the Company's use of derivative instruments is included in Note 12, Derivatives.

The fair value estimate of the Level 3 commodity derivative is based on an internally developed discounted cash flow model primarily utilizing unobservable inputs in which there is little or no market data. The Company forecasts future energy rates using a range of historical prices ("floating rate"). The floating rate is the only significant unobservable input used in the Company's discounted cash flow model.

	August 31, 2020
Unobservable Inputs	Low	High	Average
Floating rate (PLN)	151.66	243.88	200.70

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivative recognized in the consolidated statements of comprehensive income. The fluctuation in energy rates over time may cause volatility in the fair value estimate and is the primary reason for the unrealized loss in other comprehensive income ("OCI") in 2020.

(in thousands)	August 31, 2020
Beginning balance	$—
New commodity contract	1,083
Total gains (losses), realized and unrealized
Recognized in earnings(1)	—
Recognized in OCI(2)	(16,090)
Ending balance	$(15,007)
__________________________________
(1) Gains (losses) recognized in earnings are included in cost of goods sold on the consolidated statements of earnings. As the derivative will not begin to settle until 2021, no gains or losses were recorded in earnings in 2020.
(2) Gains (losses) recognized in OCI are included in the unrealized holding gain (loss) on the consolidated statements of comprehensive income.

Other than adjustments made to the preliminary fair value allocated to the Acquired Businesses' assets and liabilities made in the allowable one-year measurement period from November 5, 2018 to November 4, 2019, there were no other material non-recurring fair value remeasurements in 2020, 2019 and 2018.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value due to their short-term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets were as follows:

		August 31, 2020		August 31, 2019
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$319,377	$300,000	$303,810
2026 Notes (1)	Level 2	350,000	367,374	350,000	363,444
2023 Notes (1)	Level 2	330,000	345,335	330,000	342,098
Poland Term Loan (2)	Level 2	40,713	40,713	—	—
Term Loan (2)	Level 2	—	—	210,125	210,125
Short-term borrowings (2)	Level 2	—	—	3,929	3,929
__________________________________
(1) The fair value of the notes was determined based on indicated market values.
(2) The Poland Term Loan, Term Loan and short-term borrowings contain variable interest rates and carrying value approximates fair value.

NOTE 14. INCOME TAX

The components of earnings from continuing operations before income taxes were as follows:

	Year Ended August 31,
(in thousands)	2020	2019	2018
United States	$334,170	$194,986	$86,731
Foreign	36,608	73,474	78,653
Total	$370,778	$268,460	$165,384

The income taxes (benefit) included in the consolidated statements of earnings were as follows:

	Year Ended August 31,
(in thousands)	2020	2019	2018
Current:
United States	$26,901	$621	$20,210
Foreign	7,588	14,006	18,308
State and local	7,133	2,892	2,263
Current taxes	41,622	17,519	40,781
Deferred:
United States	45,771	46,922	(11,501)
Foreign	(43)	490	(169)
State and local	5,832	4,908	1,002
Deferred taxes	51,560	52,320	(10,668)
Total income taxes on income	93,182	69,839	30,113
Income taxes (benefit) on discontinued operations	706	158	(34)
Income taxes on continuing operations	$92,476	$69,681	$30,147

A reconciliation of the federal statutory rate to the Company's effective income tax rate from continuing operations, including material items impacting the effective income tax rate, is as follows:

	Year Ended August 31,
(in thousands)	2020	2019	2018
Federal statutory rate	21.0%	21.0%	25.7%
Income tax expense at statutory rate	$77,863	$56,377	$42,471
State and local taxes	9,895	6,085	2,317
Foreign tax impairment on valuation of subsidiaries (1)	5,084	(29,697)	22,315
Foreign rate differential (2)	(1,346)	(1,466)	(5,973)
Research and experimentation benefits	(1,085)	(580)	(4,707)
Change in valuation allowance	968	36,167	(20,839)
Nontaxable foreign interest (1)	8	(9,799)	(17,414)
TCJA - Toll charge and related foreign tax credits	—	7,410	29,466
TCJA - Remeasurement of deferred tax balances	—	(586)	(25,515)
Audit settlement	—	120	(3,187)
Gain on international restructure (1)	—	—	18,926
Worthless stock deduction (3)	—	—	(6,084)
Other	1,089	5,650	(1,629)
Income tax expense on continuing operations	$92,476	$69,681	$30,147
Effective income tax rate from continuing operations	24.9%	26.0%	18.2%
__________________________________
(1) Fully offset by a valuation allowance.

(2) The impact of global income from operations in jurisdictions with lower statutory tax rates than the U.S., including Poland, which has a statutory income tax rate of 19.0%.
(3) Permanent tax benefit related to a worthless stock deduction from the reorganization and exit of the Company's steel trading business headquartered in the United Kingdom.

Beginning in fiscal 2020, the Company plans to repatriate the current and future earnings from the Europe segment and recorded an immaterial amount of tax expense related to such future distributions. The Company considers all undistributed earnings of its non-U.S. subsidiaries prior to August 31, 2019 to be indefinitely reinvested and has not recorded deferred tax liabilities on such earnings.

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	Year Ended August 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating losses and credits	$283,416	$295,241
Deferred compensation and employee benefits	32,293	24,432
Reserves and other accrued expenses	30,371	42,833
ROU operating lease liabilities	29,619	—
Other	3,315	19,526
Total deferred tax assets	379,014	382,032
Valuation allowance for deferred tax assets	(281,849)	(283,560)
Deferred tax assets, net	97,165	98,472
Deferred tax liabilities:
Property, plant and equipment	(185,595)	(168,701)
ROU operating lease assets	(28,201)	—
Other	(2,420)	(1,182)
Total deferred tax liabilities	(216,216)	(169,883)
Net deferred tax liabilities	$(119,051)	$(71,411)

Net operating losses giving rise to deferred tax assets consist of $447.5 million of state net operating losses that expire during the tax years ending from 2021 to 2040 and foreign net operating losses of $816.9 million that expire in varying amounts beginning in 2021 (with certain amounts having indefinite carryforward periods). These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The Company's valuation allowances primarily relate to net operating loss carryforwards in certain state and foreign jurisdictions and certain credit carryforwards for which utilization is uncertain.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Year Ended August 31,
(in thousands)	2020	2019	2018
Balance at September 1,	$8,652	$3,121	$9,283
Change for tax positions of prior years	—	5,531	3,121
Reductions due to settlements with taxing authorities	—	—	(8,028)
Reductions due to lapse of statute of limitations	—	—	(1,255)
Balance at August 31, (1)	$8,652	$8,652	$3,121
__________________________________
(1)The full balance of unrecognized income tax benefits in each year, if recognized, would have impacted the Company’s effective income tax rate at the end of each respective year.

At August 31, 2020 and 2019, accrued interest and penalties related to uncertain tax positions was not material.

During the twelve months ending August 31, 2021, we anticipate that the statute of limitations pertaining to positions of the Company in prior year income tax returns may lapse. As a result, it is reasonably possible that the amount of unrecognized tax benefits may decrease by $3.1 million.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The Company is currently under examination with certain state revenue authorities for fiscal years 2015 through 2018. The following is a summary of all tax years that are open to examination.

U.S. Federal — 2016 and forward
U.S. States — 2015 and forward
Foreign — 2013 and forward

NOTE 15. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and nonqualified stock options, restricted stock and units and performance-based awards. The Compensation Committee of CMC's Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plans. Stock-based compensation expense for 2020, 2019 and 2018 of $31.9 million, $25.1 million and $23.9 million, respectively, was primarily included in selling, general and administrative expenses on the Company's consolidated statements of earnings. As of August 31, 2020, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $16.7 million, which is expected to be recognized over a weighted average period of three years.
The following table summarizes the total awards granted:

	Restricted Stock Awards/Units	Performance Awards
2020 grants	997,454	536,022
2019 grants	889,238	483,984
2018 grants	667,341	367,514

As of August 31, 2020, the Company had 5,669,972 shares of common stock available for future grants.

Restricted Stock Units

Restricted stock units issued under the Company's stock-based compensation plans may not be sold, transferred, pledged or assigned until service-based restrictions lapse. The restricted stock units granted to U.S. employees generally vest and are converted to shares of the Company's common stock in three equal installments on each of the first three anniversaries of the date of grant. The restricted stock units granted to non-U.S. employees in 2020 and 2019 generally vest and are converted to shares of the Company's common stock in three equal installments on each of the first three anniversaries of the date of grant. Restricted stock units granted to non-U.S. employees in 2018 generally vest and are settled in cash in three equal installments on each of the first three anniversaries of the date of grant. Generally, upon termination of employment, restricted stock units that have not vested are forfeited. Upon death, disability or qualifying retirement, a pro-rata portion of the unvested restricted stock awarded will vest and become payable.

The estimated fair value of the stock-settled restricted stock units is based on the closing price of the Company's common stock on the date of grant, discounted for the expected dividend yield through the vesting period. Compensation cost related to the stock-settled restricted stock units is recognized ratably over the service period and is included in equity on the Company's consolidated balance sheets. The liability related to the cash-settled restricted stock units was included in accrued expenses and other payables on the Company's consolidated balance sheets. Mark-to-market adjustments recorded to liability-treated awards in 2020, 2019 and 2018 were immaterial. The fair value of the cash-settled restricted stock units is remeasured each reporting period and is recognized ratably over the service period.

Performance Stock Units

Performance stock units issued under the Company's stock-based compensation plans may not be sold, transferred, pledged or assigned until service-based restrictions lapse and any performance objectives have been attained as established by the Compensation Committee. Recipients of these awards generally must be actively employed by and providing services to the

Company on the last day of the performance period in order to receive an award payout. Upon death, disability or qualifying retirement, a pro-rata portion of the performance stock units will vest and become payable at the end of the performance period.

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

Performance targets established by the Compensation Committee for performance stock units awarded in 2020, 2019 and 2018 were weighted 75% based on the Company's cumulative EBITDA targets and positive return on invested capital for the fiscal year in which the awards were granted and the succeeding two fiscal years, as approved by CMC's Board of Directors in the respective year's business plan, and 25% based on a three year relative total stockholder return metric. Performance stock units awarded to U.S. participants will be settled in shares of the Company's common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The performance stock units awarded in 2020 and 2019 associated with the cumulative EBITDA targets have been classified as liability awards since the final EBITDA target will not be set until the third year of the performance period. Consequently, these awards were included in accrued expenses and other payables on the Company's consolidated balance sheets. The fair value of these performance stock units is remeasured each reporting period and is recognized ratably over the service period. The performance stock units associated with the total stockholder return metric were valued at fair value on the date of grant using the Monte Carlo pricing model and were included in equity on the Company's consolidated balance sheets.

Performance stock units awarded to non-U.S. participants in 2020 and 2019 will be settled in stock while the performance stock units awarded to non-U.S. participants in 2018 will be settled in cash. The fair value of the performance stock units is remeasured each reporting period and is recognized ratably over the service period. The liability related to these awards was included in accrued expenses and other payables on the Company's consolidated balance sheets.

Information for restricted stock units and performance stock units, excluding those expected to settle in cash, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Outstanding as of September 1, 2017	2,453,580	$15.65
Granted	1,216,461	20.69
Vested	(1,685,898)	18.00
Forfeited	(183,425)	15.89
Outstanding as of August 31, 2018	1,800,718	16.82
Granted	1,505,449	17.75
Vested	(992,167)	20.09
Forfeited	(34,432)	17.90
Outstanding as of August 31, 2019	2,279,568	15.99
Granted	1,529,212	18.32
Vested	(1,417,552)	18.80
Forfeited	(145,591)	21.35
Outstanding as of August 31, 2020	2,245,637	$18.79

The total fair value of shares vested during 2020, 2019 and 2018 was $26.7 million, $19.9 million and $30.3 million, respectively.

The Company granted 425,915 and 374,281 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during 2020 and 2019, respectively. As of August 31, 2020, the Company had 773,757 equivalent shares of awards outstanding and expects 735,069 equivalent shares to vest.

Stock Purchase Plan

Almost all U.S. resident employees may participate in the Company's employee stock purchase plan. Beginning in 2020, each eligible employee may purchase up to 500 shares annually. The Board of Directors established a 15% purchase discount based on market prices on specified dates for 2020, 2019 and 2018. Yearly activity of the stock purchase plan was as follows:

	2020	2019	2018
Shares subscribed	347,870	446,950	289,040
Price per share	$18.80	$13.80	$17.84
Shares purchased	365,990	226,860	123,930
Price per share	$13.80	$17.84	$18.99
Shares available for future issuance	2,338,304

NOTE 16. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution 401(k) retirement plan. The tax qualified defined contribution plan is maintained, and contributions are made, in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives benefits pursuant to its Benefit Restoration Plan ("BRP") equal to amounts that would have been available under the tax qualified ERISA plan, but were subject to the limitations of ERISA, tax laws and regulations. Company expenses for these plans, a portion of which are discretionary, are recorded in both cost of goods sold and selling, general and administrative expenses, and totaled $37.3 million, $32.9 million and $27.3 million for 2020, 2019 and 2018, respectively.

The deferred compensation liability under the BRP was $47.0 million and $45.7 million at August 31, 2020 and 2019, respectively, with $40.6 million and $39.9 million, respectively, included in other long-term liabilities on the Company's consolidated balance sheets. At August 31, 2020 and 2019, $6.4 million and $5.8 million, respectively, of the deferred compensation liability related to the BRP was included in accrued expenses and other payables on the Company's consolidated balance sheets. Though under no obligation to fund the BRP, the Company has segregated assets in a trust with a value of $60.8 million and $56.3 million at August 31, 2020 and 2019, respectively, and such assets were included in other noncurrent assets on the Company's consolidated balance sheets. The net holding gain on these segregated assets was $6.0 million, $3.3 million and $9.3 million for 2020, 2019 and 2018, respectively, and was included in net sales in the Company's consolidated statements of earnings.

In 2019, the Company acquired certain assets, including a partially funded defined benefit pension plan, from Gerdau S.A., (the "Plan") as part of the Acquisition. Upon closing of the Acquisition, the excess of projected Plan benefit obligations over the Plan assets was recognized as a liability and previously existing deferred actuarial gains and losses and unrecognized service costs or benefits were eliminated. Pension benefits associated with the Plan are generally based on each participant’s years of service, compensation and age at retirement or termination. The Plan was closed to new participants prior to the Acquisition.

In 2020, the Company announced its decision to close the melting operations at its Rancho Cucamonga facility and then subsequently announced its decision to sell this same facility. As a result of these announcements, the Company recorded a pension curtailment of $3.2 million in 2020.

The following tables include a reconciliation of the beginning and ending balances of pension benefit obligation and the fair value of Plan assets and the related amounts recognized in the Company’s consolidated balance sheets as of August 31, 2020 and 2019.

(in thousands)	2020	2019
Benefit obligation at beginning of year	$31,661	$—
Acquisition	—	26,336
Service cost	335	354
Interest cost	892	926
Curtailment loss	1,314	—
Special termination benefits	1,918	—
Actuarial loss	1,280	4,883
Benefits paid	(1,270)	(838)
Benefit obligation at end of year	36,130	31,661

Fair value of Plan assets at beginning of year	$23,435	$—
Acquisition	—	21,023
Actual return on Plan assets	2,248	2,887
Administrative expenses	(496)	(69)
Employer contributions	5,284	432
Benefits paid	(1,270)	(838)
Fair value of Plan assets at end of year	29,201	23,435
Funded status at end of year (net liability recognized in balance sheet as of August 31,)	$(6,929)	$(8,226)

Amounts recognized in accumulated other comprehensive income as of August 31,
Net actuarial loss	$3,234	$2,823

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

(in thousands)	2020	2019
Service cost	$335	$354
Expected administrative expenses	450	250
Interest cost	892	926
Expected return on Plan assets	(1,334)	(1,008)
Special termination benefits	1,918	—
Settlements, curtailments and other	1,314	—
Total net periodic benefit cost	3,575	522
Other changes in Plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss arising during measurement period	3,642	2,823
Amortization of net actuarial gain	(3,232)	—
Total recognized in other comprehensive income	410	2,823
Total recognized in net periodic benefit cost and other comprehensive income	$3,985	$3,345

Weighted average assumptions used to determine benefit obligations as of August 31, 2020 and 2019 are detailed below.

	2020	2019
Effective discount rate for benefit obligations	2.8%	3.2%

Weighted average assumptions used to determine net periodic benefit cost for 2020 and 2019 are detailed below.

	2020(1)	2019
Effective rate for interest on benefit obligations	2.8%	4.3%
Effective rate for service cost	3.3%	4.7%
Expected long-term rate of return	6.0%	6.0%
__________________________________
(1)Certain weighted average assumptions used to determine net periodic benefit cost for 2020 were remeasured at an interim date. This remeasurement resulted in an effective rate for interest on benefit obligations of 2.9% and an effective rate for service cost of 3.5%.

The Company determines the discount rate used to measure liabilities as of the August 31 measurement date for the Plan, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality corporate bonds that would produce cash flows sufficient in timing and amount to settle projected future benefits.

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

The Company’s assumption for the expected return on Plan assets was 6% in 2020. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates. As of August 31, 2020, the Company’s expected long-term rate of return on Plan assets for 2021 is 5%. The expected return assumption is based on the strategic asset allocation of the Plan and long-term capital market return expectations.

The Company does not expect to make any contributions in 2021. Future contributions will depend on market conditions, interest rates and other factors.

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

The Plan's weighted average asset targets and actual allocations as a percentage of Plan assets, including the notional exposure of future contracts by asset categories, are detailed below.

	Pension Assets
	Target Percent			2020	2019
Fixed income securities	45%	—	50%	48.1%	50.1%
Equity securities:
Domestic	25.0	—	30.0	26.9	26.0
International	10.0	—	15.0	13.1	12.7
Mutual funds	5.0	—	10.0	10.1	9.5
Cash	—	—	5.0	1.8	1.7
Total				100.0%	100.0%

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

Fair Value Measurements

The following table sets forth the Plan assets by asset class as of August 31, 2020 and 2019. All securities are traded on a national securities exchange and therefore are Level 1 assets in the fair value hierarchy.

(in thousands)	Fair Value at Measurement Date
Asset Class	August 31, 2020	August 31, 2019
Fixed income securities	$14,084	$11,738
Equity securities:
Domestic	7,849	6,090
International	3,816	2,981
Mutual funds	2,937	2,232
Total equity securities	14,602	11,303
Cash	553	411
Total	29,239	23,452
Other	(38)	(17)
Fair value of Plan assets	$29,201	$23,435

Future Pension Benefit Payments

The table provides the estimated pension benefit payments that are payable from the Plan to participants in the following years:

Year Ended August 31,	(in thousands)
2021	$2,082
2022	1,856
2023	1,843
2024	1,830
2025	1,790
Next five years	8,701

NOTE 17. CAPITAL STOCK

Treasury Stock

During the first quarter of 2015, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $100.0 million of the Company's common stock. The share repurchase program does not require the Company to acquire any dollar amount or number of shares of common stock and may be modified, suspended, extended or terminated at any time without prior notice. During 2020, 2019 and 2018, the Company did not purchase any shares of common stock. The Company had remaining authorization to purchase $27.6 million of common stock at August 31, 2020.

Preferred Stock

The Company has 2,000,000 shares of preferred stock, par value of $1.00 per share, authorized. The Company may issue preferred stock in series, and the shares of each series may have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

NOTE 18. EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	Year Ended August 31,
	2020	2019	2018
Earnings from continuing operations	$278,302	$198,779	$135,237

Basic earnings per share:
Shares outstanding for basic earnings per share	118,921,854	117,834,558	116,822,583

Basic earnings per share from continuing operations	$2.34	$1.69	$1.16

Diluted earnings per share:
Shares outstanding for basic earnings per share	118,921,854	117,834,558	116,822,583
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,387,767	1,290,070	1,323,265
Shares outstanding for diluted earnings per share	120,309,621	119,124,628	118,145,848

Diluted earnings per share from continuing operations	$2.31	$1.67	$1.14

Anti-dilutive shares not included in the table above were immaterial for all periods presented. Shares of the Company's restricted stock are included in the number of shares of common stock issued and outstanding but omitted from the basic earnings per share calculation until the shares vest.

NOTE 19. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none of which are owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or similar state statutes to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the Environmental Protection Agency ("EPA") for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At August 31, 2020 and 2019, the Company had $0.7 million accrued for cleanup and remediation costs in connection with CERCLA sites. The estimation process is based on currently available information, which is in many cases preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $3.4 million and $3.6 million as of August 31, 2020 and 2019, respectively, of which $2.7 million and $1.8 million were classified as other long-term liabilities as of August 31, 2020 and 2019, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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

NOTE 20. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables were as follows:

	Year Ended August 31,
(in thousands)	2020	2019
Salaries and incentive compensation	$164,442	$133,705
Taxes other than income taxes	43,362	38,660
Worker's compensation and general liability insurance	39,375	38,485

NOTE 21. BUSINESS SEGMENTS

The Company's operating segments engage in business activities from which they may earn revenues and incur expenses and for which discrete financial information is available. Operating results for the operating segments are regularly reviewed by the Company's Chief Operating Decision Maker ("CODM") to make decisions about resources to be allocated to the segments and to assess performance. The Company's CODM is identified as the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer. In the fourth quarter of 2020, the Company realigned its segment reporting structure to reflect: (i) its vertically integrated operating model in North America, which is now supported by a National Sales, Inventory and Operations Planning function created in 2020, (ii) changes to its operating model and geographic footprint following the full integration of the Acquired Businesses into its North America operations and (iii) the way the CODM now uses integrated North America data to manage the business, assess performance and allocate resources.

The Company structures its business into the following two operating and reportable segments: North America and Europe. The reportable segments have different lines of management responsibility, as each requires different marketing strategies and management expertise. Segment financial information has been retrospectively adjusted to reflect these changes. See Note 1, Nature of Operations, for more information about the reporting segments, including the types of products and services from which each reportable segment derives its net sales.

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

The CODM uses adjusted EBITDA from continuing operations to evaluate segment performance and allocate resources. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization expense and impairment expense.

The following table summarizes certain financial information from continuing operations by reportable segment:

(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
2020
Net sales	$4,769,933	$699,140	$7,413	$5,476,486
Adjusted EBITDA	661,176	62,007	(146,575)	576,608
Interest expense(1)	48,413	982	12,442	61,837
Capital expenditures	127,982	48,895	10,741	187,618
Depreciation and amortization	132,492	25,674	7,583	165,749
Asset impairments	7,606	5	—	7,611
Total assets(2)	2,862,805	532,850	686,073	4,081,728
2019
Net sales	$5,001,116	$817,048	$10,838	$5,829,002
Adjusted EBITDA	456,296	100,102	(132,313)	424,085
Interest expense(1)	46,939	2,493	21,941	71,373
Capital expenditures	89,119	40,337	9,380	138,836
Depreciation and amortization	125,718	25,993	6,941	158,652
Asset impairments	369	15	—	384
Total assets(2)	2,991,996	464,177	302,598	3,758,771
2018
Net sales	$3,738,493	$887,038	$18,192	$4,643,723
Adjusted EBITDA	323,993	131,720	(103,492)	352,221
Interest expense(1)	23,217	2,699	15,041	40,957
Capital expenditures	144,007	23,552	3,808	171,367
Depreciation and amortization	92,295	27,255	11,958	131,508
Asset impairments	14,345	27	—	14,372
Total assets(2)	2,115,049	485,548	727,707	3,328,304
__________________________________
(1) Includes intercompany interest expense in the segments, which is eliminated within Corporate and Other.
(2) Total assets listed in Corporate and Other includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Year Ended August 31,
(in thousands)	2020	2019	2018
Earnings from continuing operations	$278,302	$198,779	$135,237
Interest expense	61,837	71,373	40,957
Income taxes	92,476	69,681	30,147
Depreciation and amortization	165,749	158,652	131,508
Amortization of acquired unfavorable contract backlog	(29,367)	(74,784)	—
Asset impairments	7,611	384	14,372
Adjusted EBITDA from continuing operations	$576,608	$424,085	$352,221

The following tables present net sales by reportable segment disaggregated by major product and geographic area:

	Year Ended August 31, 2020
(in thousands)	North America	Europe	Corporate	Total
Major product:
Raw material products	$718,513	$9,692	$—	$728,205
Steel products	1,738,556	547,047	—	2,285,603
Downstream products	1,943,126	119,232	—	2,062,358
Other	369,738	21,660	8,922	400,320
Net sales-unaffiliated customers	4,769,933	697,631	8,922	5,476,486
Intersegment net sales, eliminated on consolidation	—	1,509	(1,509)	—
Net sales	$4,769,933	$699,140	$7,413	$5,476,486

	Year Ended August 31, 2019
(in thousands)	North America	Europe	Corporate	Total
Major product:
Raw material products	$953,858	$12,359	$—	$966,217
Steel products	1,763,017	646,974	—	2,409,991
Downstream products	1,936,994	133,823	—	2,070,817
Other	347,247	22,567	12,163	381,977
Net sales-unaffiliated customers	5,001,116	815,723	12,163	5,829,002
Intersegment net sales, eliminated on consolidation	—	1,325	(1,325)	—
Net sales	$5,001,116	$817,048	$10,838	$5,829,002

	Year Ended August 31, 2018*
(in thousands)	North America	Europe	Corporate	Total
Major product:
Raw material products	$1,165,998	$15,213	$—	$1,181,211
Steel products	1,099,286	710,657	—	1,809,943
Downstream products	1,160,373	142,745	—	1,303,118
Other	312,810	17,304	19,337	349,451
Net sales-unaffiliated customers	3,738,467	885,919	19,337	4,643,723
Intersegment net sales, eliminated on consolidation	26	1,119	(1,145)	—
Net sales	$3,738,493	$887,038	$18,192	$4,643,723

	Year Ended August 31,
(in thousands)	2020	2019	2018*
Geographic area:
United States	$4,562,351	$4,771,164	$3,460,018
Poland	549,983	510,610	702,540
China	76,909	74,638	163,622
Germany	65,846	103,762	70,754
Other	221,397	368,828	246,789
Net sales	$5,476,486	$5,829,002	$4,643,723
__________________________________
* Prior period amounts have been reported under ASC 605.

The following table presents long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	August 31,
(in thousands)	2020	2019	2018
United States	$1,483,127	$1,426,131	$1,001,102
Poland	225,166	173,045	171,460
Other	51	42	45
Total long-lived assets	$1,708,344	$1,599,218	$1,172,607

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2020 and 2019 was as follows:

	Three Months Ended Fiscal 2020
(in thousands, except per share data)	Nov. 30	Feb. 29	May 31	Aug. 31
Net sales(1)	$1,384,708	$1,340,963	$1,341,683	$1,409,132
Gross profit(1)	238,194	217,867	225,330	263,407
Net earnings from continuing operations(2)	82,755	63,596	64,169	67,782
Net earnings(2)	83,348	63,798	64,734	67,623
Basic EPS from continuing operations	0.70	0.53	0.54	0.57
Diluted EPS from continuing operations	0.69	0.53	0.53	0.56
Basic EPS	0.70	0.54	0.54	0.57
Diluted EPS	0.70	0.53	0.54	0.56

	Three Months Ended Fiscal 2019
(in thousands, except per share data)	Nov. 30	Feb. 28	May 31	Aug. 31
Net sales(1)	$1,277,342	$1,402,783	$1,605,872	$1,543,005
Gross profit(1)	158,909	150,290	241,630	252,659
Net earnings from continuing operations	19,420	14,928	78,551	85,880
Net earnings	19,742	13,850	78,390	86,111
Basic EPS from continuing operations	0.17	0.13	0.67	0.73
Diluted EPS from continuing operations	0.16	0.13	0.66	0.72
Basic EPS	0.17	0.12	0.66	0.73
Diluted EPS	0.17	0.12	0.66	0.72
__________________________________
(1) Excludes discontinued operations.
(2) Fourth quarter results include a $32.1 million charge for a working capital adjustment related to the Acquisition, which was recorded subsequent to the end of the allowable one-year measurement period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2020.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2020 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2020.

CMC's internal control over financial reporting as of August 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting. No change to our internal control over financial reporting occurred during the quarter ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required in response to this item with regard to directors is incorporated by reference into this Annual Report from our definitive proxy statement for our 2021 annual meeting of stockholders (such proxy statement, the "2021 Proxy Statement"). Such information will be included in the 2021 Proxy Statement under the captions "Proposal 1: Election of Directors," "Certain Relationships and Related Person Transactions," "Delinquent Section 16(a) Reports," "Audit Committee Report" and "Corporate Governance; Board and Committee Matters." Information regarding the Company's executive officers is set forth under the caption "Information About Our Executive Officers" in Part I, Item 1, "Business" of this Annual Report and incorporated herein by reference.

Code of Ethics

We have adopted a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Our Financial Code of Ethics is available on our website (www.cmc.com), and we intend to post any amendments to or waivers from our Financial Code of Ethics on our website to the extent applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Commercial Metals Company, 6565 N. MacArthur Blvd., Suite 800, Irving, Texas 75039, Attention: Corporate Secretary, or by calling 214.689.4300.

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 is incorporated by reference into this Annual Report from our 2021 Proxy Statement. Such information will be included in the 2021 Proxy Statement under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about our equity compensation plans as of August 31, 2020:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity
Compensation plans approved by security holders	2,245,637	$18.79	5,669,972
Equity
Compensation plans not approved by security holders	—	—	—
Total	2,245,637	$18.79	5,669,972

The other information required in response to this Item 12 is incorporated by reference into this Annual Report from the 2021 Proxy Statement. Such information will be included in the 2021 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report from the 2021 Proxy Statement. Such information will be included in the 2021 Proxy Statement under the caption "Certain Relationships and Related Person Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated by reference into this Annual Report from the 2021 Proxy Statement. Such information will be included in the 2021 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."

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

10(i)(o)
Seventh Amendment to the Fourth Amended and Restated Credit Agreement, dated October 22, 2019, by and among Commercial Metals Company, CMC International Finance, S.à R.L., the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10(i)(o) to Commercial Metals Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 and incorporated herein by reference).

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

10(i)(r)
Amendment No. 8 to Receivables Purchase Agreement, dated October 22, 2019, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., Coöperatieve Rabobank U.A., and Nieuw Amsterdam Receivables Corporation B.V. (filed herewith).

10(i)(s)
Joinder and Amendment No. 6 to Receivables Sale Agreement and Performance Undertaking, dated October 22, 2019, by and among Commercial Metals Company, individually and as provider of the Performance Undertaking, certain subsidiaries of Commercial Metals Company, as originators, and CMC Receivables, Inc. (filed herewith).

10(i)(t)
Consulting Agreement, dated as of March 1, 2020, by and between Mary A. Lindsey and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K filed on March 2, 2020 and incorporated herein by reference).

10(i)(u)
Separation and Release Agreement, dated as of February 28, 2020, by and between Commercial Metals Company and Paul K. Kirkpatrick (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K filed March 3, 2020 and incorporated herein by reference).

10(ii)(a)
Intercreditor Agreement, dated June 23, 2017, by and among Commercial Metals Company, Wells Fargo Bank, N.A., as securitization agent, and Bank of America, N.A., as bank agent (filed as Exhibit 10.4 to Commercial Metals Company's Current Report on Form 8-K filed June 26, 2017 and incorporated herein by reference).

10(iii)(a)*
Commercial Metals Company Employee Stock Purchase Plan as Amended and Restated effective January 1, 2020 (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(iii)(b)*	Form of Amended and Restated Executive Employment Continuity Agreement (filed herewith).

10(iii)(c)*
Terms and Conditions of Employment, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(iii)(d)*	Amendment to Terms and Conditions of Employment, dated May 29, 2015, by and between Barbara R. Smith and Commercial Metals Company (filed herewith).

10(iii)(e)*
Second Amendment to Terms and Conditions of Employment, dated January 18, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed January 19, 2016 and incorporated herein by reference).

10(iii)(f)*
Third Amendment to Terms and Conditions of Employment, dated November 28, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed November 29, 2016 and incorporated herein by reference).

10(iii)(g)*
Fourth Amendment to Terms and Conditions of Employment, dated August 31, 2017, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed September 1, 2017 and incorporated herein by reference).

10(iii)(h)*	Employment Agreement, dated April 19, 2010, by and between Tracy L. Porter and Commercial Metals Company (filed herewith).

10(iii)(i)*	Amendment to Employment Agreement, dated May 27, 2015, by and between Tracy L. Porter and Commercial Metals Company (filed herewith).

10(iii)(j)*	Second Amendment to Employment Agreement, dated September 30, 2016, by and between Tracy L. Porter and Commercial Metals Company (filed herewith).

10(iii)(k)*	Third Amendment to Employment Agreement, dated April 1, 2018, by and between Tracy L. Porter and Commercial Metals Company (filed herewith).

10(iii)(l)*
Commercial Metals Company 2013 Long-Term Equity Incentive Plan as Amended and Restated effective November 19, 2019 (filed as Exhibit 10.2 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(iii)(m)*	Terms and Conditions of Stock Award, Employment and Separation dated August 13, 2019, by and between Paul J. Lawrence and Commercial Metals Company (filed herewith).

10(iii)(n)*	Terms and Conditions of Employment, dated June 16, 2020, by and between Jody Absher and Commercial Metals Company (filed herewith).

10(iii)(o)*	Terms and Conditions of Employment, dated June 16, 2020, by and between Jennifer J. Durbin and Commercial Metals Company (filed herewith).

10(iii)(p)*
Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(iii)(q)*	Form of Performance Award Agreement (Filed as Exhibit 10.4 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(iii)(r)*
Form of Non-Employee Director Restricted Stock Award Agreement (Filed as Exhibit 10.5 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(iii)(s)*
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Filed as Exhibit 10.6 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

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

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File

*  Denotes management contract or compensatory plan.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Charged to Costs and Expenses	Charged to Other Accounts (2)	Balance at End of Period
Year Ended August 31, 2020
Allowance for doubtful accounts	$8,403	$1,079	$2,220	$—	$(2,105)	$9,597
Deferred tax valuation allowance	283,560	4,733		(6,444)		281,849
Year Ended August 31, 2019
Allowance for doubtful accounts	4,489	1,820	4,718	(75)	(2,549)	8,403
Deferred tax valuation allowance	268,554	22,220		(7,214)		283,560
Year Ended August 31, 2018
Allowance for doubtful accounts	4,146	2,645	(165)	(136)	(2,001)	4,489
Deferred tax valuation allowance	273,991	31,471		(36,908)		268,554
__________________________________
(1)Recoveries and translation adjustments.
(2)Uncollectable accounts charged to the allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Barbara R. Smith
Barbara R. Smith
Chairman of the Board, President and Chief Executive Officer
	Date:	October 15, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Barbara R. Smith	/s/ Rick J. Mills

Barbara R. Smith, October 15, 2020	Rick J. Mills, October 15, 2020
Chairman of the Board, President and Chief Executive Officer	Director

/s/ Joseph C. Winkler	/s/ Sarah E. Raiss

Joseph C. Winkler, October 15, 2020	Sarah E. Raiss, October 15, 2020
Lead Director	Director

/s/ Vicki L. Avril-Groves	/s/ J. David Smith

Vicki L. Avril-Groves, October 15, 2020	J. David Smith, October 15, 2020
Director	Director

/s/ Lisa M. Barton	/s/ Charles L. Szews

Lisa M. Barton, October 15, 2020	Charles L. Szews, October 15, 2020
Director	Director

/s/ Rhys J. Best	/s/ Paul J. Lawrence

Rhys J. Best, October 15, 2020	Paul J. Lawrence, October 15, 2020
Director	Vice President and Chief Financial Officer

/s/ Richard B. Kelson	/s/ Adam R. Hickey

Richard B. Kelson, October 15, 2020	Adam R. Hickey, October 15, 2020
Director	Vice President and Chief Accounting Officer

/s/ Peter R. Matt

Peter R. Matt, October 15, 2020
Director