Form 10-Q
period 2020-11-30
COMMERCIAL METALS Co
filed 2021-01-11
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 8, 2021, 120,068,330 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended November 30,
(in thousands, except share data)	2020	2019
Net sales	$1,391,803	$1,384,708
Costs and expenses:
Cost of goods sold	1,174,819	1,146,514
Selling, general and administrative expenses	113,627	110,999
Interest expense	14,259	16,578
Asset impairments	3,594	530
	1,306,299	1,274,621

Earnings from continuing operations before income taxes	85,504	110,087
Income taxes	21,593	27,332
Earnings from continuing operations	63,911	82,755

Earnings from discontinued operations before income taxes	250	895
Income taxes	68	302
Earnings from discontinued operations	182	593

Net earnings	$64,093	$83,348

Basic earnings per share*
Earnings from continuing operations	$0.53	$0.70
Earnings from discontinued operations	—	0.01
Net earnings	$0.54	$0.70

Diluted earnings per share*
Earnings from continuing operations	$0.53	$0.69
Earnings from discontinued operations	—	—
Net earnings	$0.53	$0.70

Average basic shares outstanding	119,762,706	118,370,191
Average diluted shares outstanding	121,128,044	119,773,538
See notes to condensed consolidated financial statements.
 _________________
*Earnings Per Share ("EPS") is calculated independently for each component and may not sum to Net EPS due to rounding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2020	2019
Net earnings	$64,093	$83,348
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(8,388)	6,924
Net unrealized gain on derivatives:
Unrealized holding gain	1,164	714
Reclassification for gain included in net earnings	(54)	(89)
Net unrealized gain on derivatives	1,110	625
Defined benefit obligation:
Amortization of prior services	(13)	(8)
Defined benefit obligation	(13)	(8)
Other comprehensive income (loss)	(7,291)	7,541
Comprehensive income	$56,802	$90,889
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)	November 30, 2020	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$465,162	$542,103
Accounts receivable (less allowance for doubtful accounts of $8,407 and $9,597)	869,052	880,728
Inventories, net	653,526	625,393
Prepaid and other current assets	181,465	165,879
Total current assets	2,169,205	2,214,103
Property, plant and equipment, net	1,549,385	1,571,067
Goodwill	64,275	64,321
Other noncurrent assets	233,803	232,237
Total assets	$4,016,668	$4,081,728
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$252,953	$266,102
Accrued expenses and other payables	339,545	461,012
Current maturities of long-term debt and short-term borrowings	20,701	18,149
Total current liabilities	613,199	745,263
Deferred income taxes	142,686	130,810
Other noncurrent liabilities	260,991	250,706
Long-term debt	1,064,893	1,065,536
Total liabilities	2,081,769	2,192,315
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 120,068,021 and 119,220,905 shares	1,290	1,290
Additional paid-in capital	348,816	358,912
Accumulated other comprehensive loss	(111,055)	(103,764)
Retained earnings	1,857,513	1,807,826
Less treasury stock 8,992,643 and 9,839,759 shares at cost	(161,877)	(175,063)
Stockholders' equity	1,934,687	1,889,201
Stockholders' equity attributable to noncontrolling interests	212	212
Total stockholders' equity	1,934,899	1,889,413
Total liabilities and stockholders' equity	$4,016,668	$4,081,728
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2020	2019
Cash flows from (used by) operating activities:
Net earnings	$64,093	$83,348
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	41,799	40,947
Deferred income taxes and other long-term taxes	11,720	27,939
Stock-based compensation	9,062	8,269
Asset impairments	3,594	530
Amortization of acquired unfavorable contract backlog	(1,523)	(8,331)
Net gain on disposals of subsidiaries, assets and other	(69)	(6,733)
Other	30	645
Changes in operating assets and liabilities	(140,794)	(196)
Net cash flows from (used by) operating activities	(12,088)	146,418

Cash flows from (used by) investing activities:
Capital expenditures	(37,201)	(45,559)
Proceeds from the sale of property, plant and equipment	743	9,651
Proceeds from insurance	—	784
Net cash flows used by investing activities:	(36,458)	(35,124)

Cash flows from (used by) financing activities:
Repayments of long-term debt	(3,823)	(53,298)
Proceeds from accounts receivable programs	4,487	27,050
Repayments under accounts receivable programs	(4,487)	(31,057)
Dividends	(14,406)	(14,238)
Stock issued under incentive and purchase plans, net of forfeitures	(10,341)	(7,817)
Net cash flows used by financing activities	(28,570)	(79,360)
Effect of exchange rate changes on cash	(365)	196
Increase (decrease) in cash, restricted cash and cash equivalents	(77,481)	32,130
Cash, restricted cash and cash equivalents at beginning of period	544,964	193,729
Cash, restricted cash and cash equivalents at end of period	$467,483	$225,859
See notes to condensed consolidated financial statements.

Supplemental information:	Three Months Ended November 30,
(in thousands)	2020	2019
Cash paid for income taxes	$4,743	$2,119
Cash paid for interest	18,691	20,031

Noncash activities:
Liabilities related to additions of property, plant and equipment	20,246	17,569

Cash and cash equivalents	$465,162	$224,797
Restricted cash	2,321	1,062
Total cash, restricted cash and cash equivalents	$467,483	$225,859

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended November 30, 2020
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2020	129,060,664	$1,290	$358,912	$(103,764)	$1,807,826	(9,839,759)	$(175,063)	$212	$1,889,413
Net earnings					64,093				64,093
Other comprehensive loss				(7,291)					(7,291)
Dividends ($0.12 per share)					(14,406)				(14,406)
Issuance of stock under incentive and purchase plans, net of forfeitures			(23,527)			847,116	13,186		(10,341)
Stock-based compensation			8,011						8,011
Reclassification of share-based liability awards			5,420						5,420
Balance, November 30, 2020	129,060,664	$1,290	$348,816	$(111,055)	$1,857,513	(8,992,643)	$(161,877)	$212	$1,934,899

	Three Months Ended November 30, 2019
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interests	Total
Balance, September 1, 2019	129,060,664	$1,290	$358,668	$(124,126)	$1,585,379	(11,135,726)	$(197,350)	$196	$1,624,057
Net earnings					83,348				83,348
Other comprehensive income				7,541					7,541
Dividends ($0.12 per share)					(14,238)				(14,238)
Issuance of stock under incentive and purchase plans, net of forfeitures			(20,282)			724,927	12,465		(7,817)
Stock-based compensation			6,296						6,296
Reclassification of share-based liability awards			2,510						2,510
Balance, November 30, 2019	129,060,664	$1,290	$347,192	$(116,585)	$1,654,489	(10,410,799)	$(184,885)	$196	$1,701,697
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2020 ("2020 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements included in the 2020 Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full fiscal year.

Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 eliminates certain exceptions to the general principles in Accounting Standards Codification 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on September 1, 2020. ASU 2019-12 did not have a material effect on the Company's condensed consolidated financial statements.
NOTE 2. CHANGES IN BUSINESS

Facility Closures and Dispositions

In October 2019, the Company closed the melting operations at its Rancho Cucamonga facility, which is part of the North America segment. In August 2020, the Company announced plans to sell the Rancho Cucamonga site and the Company ceased production in December 2020. Due to these announcements, the Company recorded $8.0 million and $6.3 million of expense in the three months ended November 30, 2020 and 2019, respectively, related to asset impairments, severance, pension curtailment and vendor agreement terminations. As of November 30, 2020, the disposition does not meet the criteria for discontinued operations or held for sale accounting.
NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended November 30, 2020
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2020	$(87,933)	$(11,334)	$(4,497)	$(103,764)
Other comprehensive income (loss) before reclassifications	(8,388)	1,437	(20)	(6,971)
Amounts reclassified from AOCI	—	(67)	—	(67)
Income taxes	—	(260)	7	(253)
Net other comprehensive income (loss)	(8,388)	1,110	(13)	(7,291)
Balance, November 30, 2020	$(96,321)	$(10,224)	$(4,510)	$(111,055)

	Three Months Ended November 30, 2019
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2019	$(121,498)	$1,106	$(3,734)	$(124,126)
Other comprehensive income (loss) before reclassifications	6,924	882	(10)	7,796
Amounts reclassified from AOCI	—	(110)	—	(110)
Income taxes	—	(147)	2	(145)
Net other comprehensive income (loss)	6,924	625	(8)	7,541
Balance, November 30, 2019	$(114,574)	$1,731	$(3,742)	$(116,585)

Items reclassified out of AOCI were immaterial for the three months ended November 30, 2020 and 2019. Thus, the corresponding line items in the condensed consolidated statements of earnings to which the items were reclassified are not presented.
NOTE 4. REVENUE RECOGNITION

Each fabricated product contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input measure, and these contracts represented 14% and 12% of net sales in the North America segment in three months ended November 30, 2020 and 2019, respectively. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure, and these contracts represented 9% and 11% of net sales in the North America segment in three months ended November 30, 2020 and 2019, respectively. The remaining 77% of net sales in the North America segment were recognized at a point in time concurrent with the transfer of control, or as amounts were billed to the customer under an available practical expedient, in three months ended November 30, 2020 and 2019.

The following table provides information about assets and liabilities from contracts with customers.

(in thousands)	November 30, 2020	August 31, 2020
Contract assets (included in accounts receivable)	$46,430	$53,275
Contract liabilities (included in accrued expenses and other payables)	26,462	25,450
The amount of revenue reclassified from August 31, 2020 contract liabilities during the three months ended November 30, 2020 was approximately $13.1 million.

Remaining Performance Obligations

As of November 30, 2020, $679.8 million has been allocated to remaining performance obligations in the North America segment related to those contracts where revenue is recognized using an input or output measure.
NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at November 30, 2020 and August 31, 2020, work in process inventories were immaterial. At November 30, 2020 and August 31, 2020, the Company's raw materials inventories were $152.0 million and $123.9 million, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment at November 30, 2020 is detailed in the following table:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross*	$71,941	$2,530	$74,471
Accumulated impairment losses*	(10,036)	(160)	(10,196)
Goodwill, net*	$61,905	$2,370	$64,275
_________________
* The change in balance from August 31, 2020 was immaterial.

The total gross carrying amounts of the Company's intangible assets subject to amortization were $21.8 million and $22.1 million, and the total net carrying amounts were $12.0 million and $12.6 million at November 30, 2020 and August 31, 2020, respectively. These assets were included in other noncurrent assets on the Company's condensed consolidated balance sheets. Intangible amortization expense from continuing operations related to such intangible assets was immaterial for the three months ended November 30, 2020 and 2019. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives at November 30, 2020.

At November 30, 2020 and August 31, 2020, the net carrying amount of the acquired unfavorable contract backlog liability was $4.5 million and $6.0 million, respectively. Amortization of the acquired unfavorable contract backlog was $1.5 million and $8.3 million for the three months ended November 30, 2020 and 2019, respectively, and was recorded as an increase to net sales in the Company’s condensed consolidated statements of earnings.

NOTE 7. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's condensed consolidated balance sheet:

(in thousands)	Classification in Condensed Consolidated Balance Sheets	November 30, 2020	August 31, 2020
Assets:
Operating assets	Other noncurrent assets	$117,582	$114,905
Finance assets	Property, plant and equipment, net	53,561	50,642
Total leased assets		$171,143	$165,547

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$27,030	$27,604
Long-term	Other noncurrent liabilities	98,881	95,810
Total operating lease liabilities		125,911	123,414
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	15,060	14,373
Long-term	Long-term debt	37,421	35,851
Total finance lease liabilities		52,481	50,224
Total lease liabilities		$178,392	$173,638

The components of lease cost were as follows:

	Three Months Ended November 30,
(in thousands)	2020	2019
Operating lease expense	$8,722	$8,790
Finance lease expense:
Amortization of assets	3,239	2,165
Interest on lease liabilities	555	401
Total finance lease expense	3,794	2,566
Variable and short term-lease expense	4,962	3,933
Total lease expense	$17,478	$15,289

The weighted-average remaining lease term and discount rate for operating and finance leases are presented in the following table:

	November 30, 2020	August 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.5	6.3
Finance leases	3.8	3.8

Weighted-average discount rate
Operating leases	4.426%	4.283%
Finance leases	4.302%	4.270%

Cash flow and other information related to leases is included in the following table:

	Three Months Ended November 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$9,047	$8,746
Operating cash outflows from finance leases	560	336
Financing cash outflows from finance leases	3,795	3,298

Right of use ("ROU") assets obtained in exchange for lease obligations:
Operating leases	12,267	6,369
Finance leases	6,300	5,312

Maturities of lease liabilities at November 30, 2020 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
Year 1	$32,040	$17,018
Year 2	26,550	14,639
Year 3	22,686	12,374
Year 4	17,312	9,542
Year 5	12,889	3,294
Thereafter	35,301	163
Total lease payments	146,778	57,030
Less: Imputed interest	20,867	4,549
Present value of lease liabilities	$125,911	$52,481

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate at November 30, 2020	November 30, 2020	August 31, 2020
2027 Notes	5.375%	$300,000	$300,000
2026 Notes	5.750%	350,000	350,000
2023 Notes	4.875%	330,000	330,000
Poland Term Loan	1.720%	39,944	40,713
Other	5.100%	21,329	21,329
Finance leases		52,481	50,224
Total debt		1,093,754	1,092,266
Less debt issuance costs		8,160	8,581
Total amounts outstanding		1,085,594	1,083,685
Less current maturities of long-term debt		20,701	18,149
Long-term debt		$1,064,893	$1,065,536

The Company had no amounts drawn under its $350.0 million revolving credit facility (the "Revolver") at November 30, 2020 and August 31, 2020. The availability under the Revolver was reduced by outstanding stand-by letters of credit totaling $3.0 million at November 30, 2020 and August 31, 2020.

The Company has a Term Loan facility (the "Poland Term Loan") through its subsidiary, CMC Poland Sp. zo.o. (“CMCP”), which allows for a maximum aggregate principal amount of Polish zloty ("PLN") 250.0 million, or $66.6 million, at November 30, 2020. At November 30, 2020 and August 31, 2020, PLN 150.0 million, or $39.9 million, and PLN 150.0 million, or $40.7 million, respectively, was outstanding.

The Company also has credit facilities in Poland through its subsidiary CMCP. At November 30, 2020, CMCP's credit facilities totaled PLN 275.0 million, or $73.2 million. These facilities expire in March 2022. No amounts were outstanding under these facilities as of November 30, 2020 or August 31, 2020. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $0.8 million at November 30, 2020 and August 31, 2020.

The Company's debt agreements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At November 30, 2020, the Company was in compliance with all covenants contained in its debt agreements.

Accounts Receivable Facilities

The Company had no advance payments outstanding under its U.S. accounts receivable facility at November 30, 2020 or August 31, 2020.

The Poland accounts receivable facility has a limit of PLN 220.0 million ($58.6 million at November 30, 2020). The Company had no advance payments outstanding under the Poland accounts receivable facility at November 30, 2020 or August 31, 2020.
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

At November 30, 2020, the notional values of the Company's foreign currency and commodity commitments were $257.8 million and $203.3 million, respectively. At August 31, 2020, the notional values of the Company's foreign currency and commodity contract commitments were $138.5 million and $195.8 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at November 30, 2020:

Commodity	Long/Short	Total
Aluminum	Long	1,900	MT
Copper	Long	714	MT
Copper	Short	8,686	MT
Electricity	Long	2,000,000	MW(h)
_________________
MT = Metric Ton
MW(h) = Megawatt hour

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

Commodity derivatives not designated as hedging instruments resulted in a loss, before income taxes, of $5.6 million and $1.3 million in the three months ended November 30, 2020 and 2019, respectively, recorded in cost of goods sold within the condensed consolidated statements of earnings. Commodity derivatives accounted for as cash flow hedging instruments resulted in a net gain of $1.2 million and $0.7 million recognized in accumulated other comprehensive income in the three months ended November 30, 2020 and 2019, respectively. See Note 10, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
NOTE 10. FAIR VALUE

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within the Summary of Significant Accounting Policies footnote in our 2020 Form 10-K.

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$394,943	$394,943	$—	$—
Commodity derivative assets (2)	291	291	—	—
Foreign exchange derivative assets (2)	1,329	—	1,329	—
Liabilities:
Commodity derivative liabilities (2)	19,496	5,882	—	13,614
Foreign exchange derivative liabilities (2)	1,555	—	1,555	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$449,824	$449,824	$—	$—
Commodity derivative assets (2)	202	202	—	—
Foreign exchange derivative assets (2)	1,484	—	1,484	—
Liabilities:
Commodity derivative liabilities (2)	19,000	3,993	—	15,007
Foreign exchange derivative liabilities (2)	459	—	459	—
_________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.
(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Derivative liabilities classified as Level 3 are described below. Further discussion regarding the Company's use of derivative instruments is included in Note 9, Derivatives.

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

	November 30, 2020
Unobservable Inputs	Low	High	Average
Floating rate (PLN)	151.66	247.56	203.96

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivative recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time may cause volatility in the fair value estimate and is the primary reason for the unrealized gain in other comprehensive income ("OCI") in the three months ended November 30, 2020.

(in thousands)	November 30, 2020
Balance at September 1, 2020	$(15,007)
Total gains, realized and unrealized
Recognized in OCI(1)	1,393
Ending balance	$(13,614)
_________________
(1) Gains recognized in OCI are included in the unrealized holding gain on the condensed consolidated statements of comprehensive income.

There were no material non-recurring fair value remeasurements during the three months ended November 30, 2020 or 2019.

The carrying values of the Company's short-term items approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		November 30, 2020		August 31, 2020
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2027 Notes (1)	Level 2	$300,000	$317,835	$300,000	$319,377
2026 Notes (1)	Level 2	350,000	365,803	350,000	367,374
2023 Notes (1)	Level 2	330,000	348,813	330,000	345,335
Poland Term Loan(2)	Level 2	39,944	39,944	40,713	40,713
_________________
(1) The fair value of the notes was determined based on indicated market values.
(2) The Poland Term Loan contains variable interest rates, and as a result, the carrying value approximates fair value.
NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described in Note 15, Stock-Based Compensation Plans, to the consolidated financial statements in the 2020 Form 10-K. In general, restricted stock units granted in 2021 vest ratably over a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, performance stock units granted in 2021 vest after a period of three years.

During the three months ended November 30, 2020 and 2019, the Company granted the following awards under its stock-based compensation plans:

	November 30, 2020		November 30, 2019
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,399	$20.39	1,465	$18.15
Liability method	324	N/A	426	N/A

During the three months ended November 30, 2020 and 2019, the Company recorded immaterial mark-to-market adjustments on liability awards. At November 30, 2020, the Company had outstanding 715,970 equivalent shares accounted for under the liability method. The Company expects 680,171 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings:

	Three Months Ended November 30,
(in thousands)	2020	2019
Stock-based compensation expense	$9,062	$8,269

NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended November 30,
(in thousands, except share data)	2020	2019
Earnings from continuing operations	$63,911	$82,755
Basic earnings per share:
Shares outstanding for basic earnings per share	119,762,706	118,370,191
Basic earnings per share from continuing operations	$0.53	$0.70
Diluted earnings per share:
Shares outstanding for basic earnings per share	119,762,706	118,370,191
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,365,338	1,403,347
Shares outstanding for diluted earnings per share	121,128,044	119,773,538
Diluted earnings per share from continuing operations	$0.53	$0.69

Anti-dilutive shares not included above were immaterial for all periods presented.

Restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of common stock. During the three months ended November 30, 2020, CMC did not repurchase any shares of common stock. CMC had remaining authorization to repurchase $27.6 million of common stock at November 30, 2020.
NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 19, Commitments and Contingencies, to the consolidated financial statements in the 2020 Form 10-K.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none of which are owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or similar state statutes to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At November 30, 2020 and August 31, 2020, the Company had $0.5 million and $0.7 million accrued for cleanup and remediation costs in connection with CERCLA sites, respectively. The estimation process is based on currently available information which is, in many cases, preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $3.2 million and $3.4 million at November 30, 2020 and August 31, 2020, respectively, of which $2.5 million and $2.7 million were classified as other long-term liabilities at November 30, 2020 and August 31, 2020, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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
NOTE 14. BUSINESS SEGMENTS

The Company structures its business into the following two reportable segments: North America and Europe. See Note 1, Nature of Operations, in the 2020 Form 10-K for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's Benefit Restoration Plan assets and short-term investments, expenses of the Company's corporate headquarters, interest expense related to its long-term debt and intercompany eliminations.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended November 30, 2020
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$1,195,013	$194,596	$2,194	$1,391,803
Adjusted EBITDA	155,634	14,470	(26,471)	143,633
Total assets at November 30, 2020*	2,871,933	526,023	618,712	4,016,668

	Three Months Ended November 30, 2019
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$1,216,720	$165,389	$2,599	$1,384,708
Adjusted EBITDA	174,732	11,359	(26,286)	159,805
Total assets at August 31, 2020*	2,862,805	532,850	686,073	4,081,728
_________________
*Total assets listed in Corporate and Other includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Three Months Ended November 30,
(in thousands)	2020	2019
Earnings from continuing operations	$63,911	$82,755
Interest expense	14,259	16,578
Income taxes	21,593	27,332
Depreciation and amortization	41,799	40,941
Asset impairments	3,594	530
Amortization of acquired unfavorable contract backlog	(1,523)	(8,331)
Adjusted EBITDA from continuing operations	$143,633	$159,805

Disaggregation of Revenue

The following tables display revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended November 30, 2020
(in thousands)	North America	Europe	Corporate	Total
Major product:
Raw material products	$210,237	$2,830	$—	$213,067
Steel products	457,657	151,455	—	609,112
Downstream products	437,029	34,473	—	471,502
Other	90,090	5,427	2,605	98,122
Net sales-unaffiliated customers	1,195,013	194,185	2,605	1,391,803
Intersegment net sales, eliminated on consolidation	—	411	(411)	—
Net sales	$1,195,013	$194,596	$2,194	$1,391,803

	Three Months Ended November 30, 2019
(in thousands)	North America	Europe	Corporate	Total
Major product:
Raw material products	$181,623	$2,205	$—	$183,828
Steel products	441,163	129,744	—	570,907
Downstream products	499,727	28,200	—	527,927
Other	94,207	4,891	2,948	102,046
Net sales-unaffiliated customers	1,216,720	165,040	2,948	1,384,708
Intersegment net sales, eliminated on consolidation	—	349	(349)	—
Net sales	$1,216,720	$165,389	$2,599	$1,384,708

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (the "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2020 (the "2020 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the section entitled "Risk Factors" in Item 1A of the 2020 Form 10-K and this Form 10-Q. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "corresponding period" relates to the three-month period ended November 30, 2019.

COVID-19 UPDATE

We continue to closely monitor the impact of the COVID-19 pandemic ("COVID-19") on the Company, employees, customers and supply chain. The impact of COVID-19 on the broader economy has impacted the Company as uncertainty in the market has lowered demand and delayed customers in awarding new contracts which has resulted in a decline in our backlog. However, we are not able to specifically quantify the impact related to COVID-19. While COVID-19 may continue to have a negative impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19, the actions to contain the outbreak or treat its impact, and the timing of distribution of one or more COVID-19 vaccines and the economic response thereto means the related financial impact cannot be reasonably estimated at this time.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the 2020 Form 10-K.

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

When considering our results for the period, we evaluate our operating performance by comparing net sales, in the aggregate and for both of our segments, in the current period to net sales in the corresponding period. In doing so, we focus on changes in average selling price per ton and tons shipped for each of our product categories as these are the two variables that typically have the greatest impact on our results of operations. We group our products into three categories: raw materials, steel products and downstream products. Raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant and other steel products, such as billets and wire rod, and downstream products include fabricated rebar and steel fence post.

We use adjusted EBITDA from continuing operations to compare and evaluate the financial performance of our segments. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in metal margin of our steel products and downstream products period-

over-period is a consistent area of focus for our Company and industry. Metal margin is an important metric used by management to monitor the results of our vertically integrated organization. For our steel products, metal margin is the difference between the average selling price per ton of rebar, merchant and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices due to competitive pressures on prices. The metal margin for our downstream products is the difference between the average selling price per ton of fabricated rebar and steel fence post products and the cost of material utilized by our fabrication facilities to produce these products. The majority of our downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended November 30,
(in thousands, except per share data)	2020	2019
Net sales	$1,391,803	$1,384,708
Earnings from continuing operations	63,911	82,755
Diluted earnings per share	$0.53	$0.69

Net sales for the three months ended November 30, 2020 increased $7.1 million or 1%, compared to the three months ended November 30, 2019. Net sales in our North America segment decreased in the three months ended November 30, 2020, as compared to the corresponding period, primarily due to a year-over-year decline in downstream products average selling prices. This decrease was offset by an increase in net sales in our Europe segment due to higher shipments of steel products for the three months ended November 30, 2020 compared to the corresponding period.

Earnings from continuing operations for the three months ended November 30, 2020 decreased by $18.8 million, or 23%, compared to the three months ended November 30, 2019. Earnings decreased year-over-year primarily due to compressed metal margins in both segments as a result of rising raw material average selling prices, while steel product and downstream products average selling prices decreased or remained flat.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.6 million for the three months ended November 30, 2020 compared to the corresponding period. The year-over-year increase in expense was due to gains of $6.7 million on fixed asset disposals in the three months ended November 30, 2019, while we did not have any gains on fixed asset disposals in the three months ended November 30, 2020. This was partially offset by a $2.6 million year-over-year decrease in employee-related expenses and a $2.0 million year-over-year decrease in travel related expenses primarily due to COVID-19, which has limited travel.

Interest Expense

Interest expense for the three months ended November 30, 2020 decreased $2.3 million compared to the corresponding period. The year-over-year decrease was driven by a reduction in long-term debt, primarily due to the early repayment of the Term Loan (as defined in Note 10, Credit Arrangements, to the consolidated financial statements in the 2020 Form 10-K) in the year ended August 31, 2020.

Income Taxes

The effective income tax rate from continuing operations remained relatively flat at 25.3% for the three months ended November 30, 2020, compared with 24.8% in the corresponding period.

SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. See Note 14, Business Segments. The operational data presented in the tables below is calculated using averages and, therefore, it is not meaningful to quantify the effect that any individual component had on the segment's net sales or adjusted EBITDA.

North America

	Three Months Ended November 30,
(in thousands)	2020	2019
Net sales	$1,195,013	$1,216,720
Adjusted EBITDA	155,634	174,732

External tons shipped (in thousands)
Raw materials	330	320
Rebar	486	475
Merchant and other	264	236
Steel products	750	711
Downstream products	371	413

Average selling price (per ton)
Steel products	$612	$626
Downstream products	934	976

Cost of ferrous scrap utilized per ton	$266	$226
Steel products metal margin per ton	346	400

Net sales for the three months ended November 30, 2020 decreased $21.7 million, or 2%, compared to the three months ended November 30, 2019. The year-over-year decrease in net sales was due, in part, to a 42 thousand ton decrease in downstream products shipped, as well as $14 per ton and $42 per ton decreases in steel and downstream products average selling prices, respectively, compared to the corresponding period. These decreases were primarily driven by uncertainty in the market due to COVID-19 which has lowered demand and impacted average selling prices. The decline in net sales as a result of these decreases was partially offset by a year-over-year increase in raw materials average selling prices as demand from steel producers has increased. Net sales for the three months ended November 30, 2020 and 2019 included amortization benefit of $1.5 million and $8.3 million, respectively, related to the acquired unfavorable contract backlog.

Adjusted EBITDA for the three months ended November 30, 2020 decreased $19.1 million compared to the three months ended November 30, 2019. The year-over-year decrease in adjusted EBITDA was due to metal margin compression in steel and downstream products. The metal margin compression in steel products was due to increased raw material costs, while steel products average selling prices declined. Downstream products metal margin also decreased, as input costs did not decrease as much as downstream products average selling prices. Adjusted EBITDA did not include the $1.5 million or $8.3 million benefit of the amortization of the acquired unfavorable contract backlog in the three months ended November 30, 2020 or 2019, respectively. Adjusted EBITDA included non-cash stock compensation expense of $3.3 million and $2.9 million in the three months ended November 30, 2020 and 2019, respectively.

Europe

	Three Months Ended November 30,
(in thousands)	2020	2019
Net sales	$194,596	$165,389
Adjusted EBITDA	14,470	11,359

External tons shipped (in thousands)
Rebar	128	122
Merchant and other	269	216
Steel products	397	338

Average selling price (per ton)
Steel products	$461	$461

Cost of ferrous scrap utilized per ton	$262	$244
Steel products metal margin per ton	199	217

Net sales for the three months ended November 30, 2020 increased $29.2 million, or 18%, compared to the three months ended November 30, 2019. The year-over-year increase in net sales was primarily driven by a 59 thousand ton increase in steel product shipments, as demand has increased due to a resilient Polish construction sector and an upturn in Central European manufacturing activity. Net sales were also impacted by a favorable foreign currency translation adjustment of $4.7 million due to the decrease in the average value of the U.S. dollar relative to the Polish zloty in the three months ended November 30, 2020 compared to the corresponding period.

Adjusted EBITDA in the three months ended November 30, 2020 increased $3.1 million compared to the three months ended November 30, 2019, driven by higher shipments as discussed above. The year-over-year increase in shipments was offset by an $18 per ton, or 8%, year-over-year compression in steel products metal margin, as the average selling price of steel products has not increased in line with the cost of ferrous scrap utilized. The impact of foreign currency translation to adjusted EBITDA in the three months ended November 30, 2020 was immaterial. Adjusted EBITDA included non-cash stock compensation expense of $0.7 million and $0.5 million in the three months ended November 30, 2020 and 2019, respectively.

Corporate and Other

Corporate and Other reported adjusted EBITDA loss of $26.5 million for the three months ended November 30, 2020 compared to adjusted EBITDA loss of $26.3 million in the corresponding period. Adjusted EBITDA included non-cash stock compensation expense of $5.1 million and $4.8 million for the three months ended November 30, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities result primarily from the sale of steel, nonferrous metals and related products. We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We record allowances for the accounts receivable we estimate will not be collected based on market conditions, customers' financial condition, and other factors. Historically, these allowances have not been material. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 13% of total trade receivables at November 30, 2020.

From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 9, Derivatives, for further information.

The table below reflects our sources, facilities and available liquidity at November 30, 2020. See Note 8, Credit Arrangements, for additional information.

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$465,162	$465,162
Notes due from 2023 to 2027	980,000	*
Revolver	350,000	346,958
U.S. accounts receivable facility	200,000	179,436
Poland credit facilities	73,230	72,419
Poland accounts receivable facility	58,584	53,258
Poland Term Loan	66,573	26,629
_________________
* We believe we have access to additional financing and refinancing, if needed.

Cash Flows

Operating Activities
Net cash flows used by operating activities were $12.1 million for the three months ended November 30, 2020 compared to $146.4 million of net cash flows from operating activities for the three months ended November 30, 2019. We had a $19.3 million year-over-year decrease in net earnings and a $140.6 million year-over-year increase in cash used by operating assets and liabilities ("working capital"). The increase in cash used by working capital was primarily due to increases in inventory volumes and pricing in the three months ended November 30, 2020 compared to decreases in inventory volumes and pricing in the corresponding period, coupled with a $125.9 million decrease in accounts payable, accrued expenses and other payables in the three months ended November 30, 2020 compared to a $101.7 million decrease in the corresponding period. The higher decrease in accounts payable, accrued expenses and other payables was primarily due to the payment of the working capital adjustment related to the fiscal 2019 acquisition from Gerdau S.A. made in the three months ended November 30, 2020. For continuing operations, operating working capital days decreased seven days year-over-year.

Investing Activities
Net cash flows used by investing activities were $36.5 million and $35.1 million for the three months ended November 30, 2020 and 2019, respectively. While capital expenditures decreased $8.4 million year-over-year, the decrease in expenditures was offset by an $8.9 million year-over-year decrease in proceeds from the sale of property, plant and equipment and insurance in the three months ended November 30, 2020 compared to the corresponding period.

We estimate that our 2021 capital spending will range from $200 million to $225 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

Financing Activities
Net cash flows used by financing activities were $28.6 million and $79.4 million for the three months ended November 30, 2020 and 2019, respectively. We had net debt repayments of $3.8 million in the three months ended November 30, 2020, compared to net debt repayments of $57.3 million in the corresponding period.

COVID-19 has not had a material impact on our operations to date, and our cash and cash equivalents position remains strong at $465.2 million as of November 30, 2020. We anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements for the next twelve months. However, as the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

CONTRACTUAL OBLIGATIONS
Our contractual obligations at November 30, 2020 increased by approximately $16.9 million from August 31, 2020, primarily due to an increase in purchase obligations, partially offset by a decrease in interest payable. Our estimated contractual obligations for the twelve months ending November 30, 2021 are approximately $461.2 million and primarily consist of expenditures incurred in connection with normal business operations.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At November 30, 2020, we had committed $23.9 million under these arrangements, of which $3.0 million reduced availability under the Revolver.
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
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by acquisitions and strategic investments, demand for our products, metal margins, the effect of COVID-19 and related governmental and economic responses thereto, the ability to operate our steel mills at full capacity, future supplies of raw materials and energy for our operations, share repurchases, legal proceedings, the undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases. There are inherent risks and uncertainties in any forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors, of the 2020 Form 10-K, as well as the following:

•changes in economic conditions which affect demand for our products or construction activity generally, and the impact of such changes on the highly cyclical steel industry;
•rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices or reducing the profitability of our downstream contracts due to rising commodity pricing;
•impacts from COVID-19 on the economy, demand for our products and on our operations, including the responses of governmental authorities to contain COVID-19 and the impact from the distribution of various COVID-19 vaccines;
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
•currency fluctuations;
•global factors, such as trade measures, military conflicts and political uncertainties, including the impact of the 2020 U.S. election on current trade regulations, such as Section 232 trade tariffs, tax legislation and other regulations which might adversely impact our business;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in the 2020 Form 10-K.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended November 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the subject of civil actions, or have received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility, that we and numerous other parties are considered a potentially responsible party ("PRP") and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at eleven locations. We have accrued reserves for remediation or other expenses at the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery Site in Cottondale, Florida, the Interstate Lead Company Site in Leeds, Alabama, the R&H Oil Site in San Antonio, Texas, the SoGreen/Parramore Site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, the Chemetco site in Hartford, Illinois and the Ward Transformer site in Raleigh, North Carolina. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this Form 10-Q, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the 2020 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended November 30, 2020.

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

COMMERCIAL METALS COMPANY

January 11, 2021	/s/ Paul J. Lawrence
Paul J. Lawrence
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)