Form 10-Q
period 2021-02-28
COMMERCIAL METALS Co
filed 2021-03-24
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 23, 2021, 120,510,370 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended		Six Months Ended
(in thousands, except share data)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net sales	$1,462,270	$1,340,963	$2,854,073	$2,725,671
Costs and expenses:
Cost of goods sold	1,228,343	1,123,096	2,403,162	2,269,610
Selling, general and administrative expenses	115,417	115,538	229,044	226,537
Loss on debt extinguishment	16,841	—	16,841	—
Interest expense	14,021	15,888	28,280	32,466
Asset impairments	474	—	4,068	530
	1,375,096	1,254,522	2,681,395	2,529,143

Earnings from continuing operations before income taxes	87,174	86,441	172,678	196,528
Income taxes	20,941	22,845	42,534	50,177
Earnings from continuing operations	66,233	63,596	130,144	146,351

Earnings from discontinued operations before income taxes	197	301	447	1,196
Income taxes	73	99	141	401
Earnings from discontinued operations	124	202	306	795

Net earnings	$66,357	$63,798	$130,450	$147,146

Basic earnings per share*
Earnings from continuing operations	$0.55	$0.53	$1.08	$1.23
Earnings from discontinued operations	—	—	—	0.01
Net earnings	$0.55	$0.54	$1.09	$1.24

Diluted earnings per share*
Earnings from continuing operations	$0.54	$0.53	$1.07	$1.22
Earnings from discontinued operations	—	—	—	0.01
Net earnings	$0.55	$0.53	$1.07	$1.22

Average basic shares outstanding	120,345,432	118,919,455	120,052,459	118,644,823
Average diluted shares outstanding	121,751,859	120,407,256	121,672,194	120,303,259
See notes to condensed consolidated financial statements.
 _________________
*Earnings Per Share ("EPS") is calculated independently for each component and may not sum to Net EPS due to rounding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net earnings	$66,357	$63,798	$130,450	$147,146
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	1,465	(1,068)	(6,923)	5,856
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss)	7,723	(3,646)	8,887	(2,932)
Reclassification for gain included in net earnings	(259)	(83)	(313)	(172)
Net unrealized gain (loss) on derivatives	7,464	(3,729)	8,574	(3,104)
Defined benefit obligation:
Amortization of prior services	(14)	(8)	(27)	(16)
Defined benefit obligation	(14)	(8)	(27)	(16)
Other comprehensive income (loss)	8,915	(4,805)	1,624	2,736
Comprehensive income	$75,272	$58,993	$132,074	$149,882
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)	February 28, 2021	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$367,347	$542,103
Accounts receivable (less allowance for doubtful accounts of $7,623 and $9,597)	895,604	880,728
Inventories, net	776,561	625,393
Prepaid and other current assets	166,124	165,879
Total current assets	2,205,636	2,214,103
Property, plant and equipment, net	1,557,143	1,571,067
Goodwill	66,235	64,321
Other noncurrent assets	235,027	232,237
Total assets	$4,064,041	$4,081,728
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$309,413	$266,102
Accrued expenses and other payables	341,903	461,012
Current maturities of long-term debt and short-term borrowings	22,777	18,149
Total current liabilities	674,093	745,263
Deferred income taxes	126,789	130,810
Other noncurrent liabilities	242,632	250,706
Long-term debt	1,011,035	1,065,536
Total liabilities	2,054,549	2,192,315
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 120,508,215 and 119,220,905 shares	1,290	1,290
Additional paid-in capital	354,620	358,912
Accumulated other comprehensive loss	(102,140)	(103,764)
Retained earnings	1,909,443	1,807,826
Less treasury stock 8,552,449 and 9,839,759 shares at cost	(153,952)	(175,063)
Stockholders' equity	2,009,261	1,889,201
Stockholders' equity attributable to noncontrolling interests	231	212
Total equity	2,009,492	1,889,413
Total liabilities and stockholders' equity	$4,064,041	$4,081,728
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
(in thousands)	February 28, 2021	February 29, 2020
Cash flows from (used by) operating activities:
Net earnings	$130,450	$147,146
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	83,372	82,338
Stock-based compensation	21,758	15,805
Loss on debt extinguishment	16,841	—
Deferred income taxes and other long-term taxes	(8,129)	42,142
Net gain on disposals of subsidiaries, assets and other	(5,481)	(5,585)
Asset impairments	4,068	530
Amortization of acquired unfavorable contract backlog	(3,032)	(14,328)
Other	(105)	1,041
Changes in operating assets and liabilities	(238,539)	(15,673)
Net cash flows from operating activities	1,203	253,416

Cash flows from (used by) investing activities:
Capital expenditures	(87,688)	(96,592)
Proceeds from the sale of property, plant and equipment and other	20,338	14,004
Acquisitions, net of cash acquired	—	(9,850)
Proceeds from insurance	—	974
Net cash flows used by investing activities:	(67,350)	(91,464)

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	296,250	11,299
Repayments of long-term debt	(357,792)	(106,880)
Debt extinguishment costs	(13,051)	—
Debt issuance costs	(1,124)	—
Proceeds from accounts receivable programs	8,848	85,686
Repayments under accounts receivable programs	(8,848)	(81,314)
Dividends	(28,833)	(28,480)
Stock issued under incentive and purchase plans, net of forfeitures	(4,536)	(2,463)
Contribution from noncontrolling interest	19	16
Net cash flows used by financing activities	(109,067)	(122,136)
Effect of exchange rate changes on cash	(419)	337
Increase (decrease) in cash, restricted cash and cash equivalents	(175,633)	40,153
Cash, restricted cash and cash equivalents at beginning of period	544,964	193,729
Cash, restricted cash and cash equivalents at end of period	$369,331	$233,882
See notes to condensed consolidated financial statements.

Supplemental information:	Six Months Ended
(in thousands)	February 28, 2021	February 29, 2020
Cash paid for income taxes	$48,757	$27,759
Cash paid for interest	34,094	29,484

Noncash activities:
Liabilities related to additions of property, plant and equipment	16,252	29,176

Cash and cash equivalents	367,347	232,442
Restricted cash	1,984	1,440
Total cash, cash equivalents and restricted cash	$369,331	$233,882

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended February 28, 2021
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interest	Total
Balance, December 1, 2020	129,060,664	$1,290	$348,816	$(111,055)	$1,857,513	(8,992,643)	$(161,877)	$212	$1,934,899
Net earnings					66,357				66,357
Other comprehensive income				8,915					8,915
Dividends ($0.12 per share)					(14,427)				(14,427)
Issuance of stock under incentive and purchase plans, net of forfeitures			(2,120)			440,194	7,925		5,805
Stock-based compensation			7,924						7,924
Contribution of noncontrolling interest								19	19
Balance, February 28, 2021	129,060,664	$1,290	$354,620	$(102,140)	$1,909,443	(8,552,449)	$(153,952)	$231	$2,009,492

	Six Months Ended February 28, 2021
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interest	Total
Balance, September 1, 2020	129,060,664	$1,290	$358,912	$(103,764)	$1,807,826	(9,839,759)	$(175,063)	$212	$1,889,413
Net earnings					130,450				130,450
Other comprehensive income				1,624					1,624
Dividends ($0.24 per share)					(28,833)				(28,833)
Issuance of stock under incentive and purchase plans, net of forfeitures			(25,647)			1,287,310	21,111		(4,536)
Stock-based compensation			15,935						15,935
Contribution of noncontrolling interest								19	19
Reclassification of share-based liability awards			5,420						5,420
Balance, February 28, 2021	129,060,664	$1,290	$354,620	$(102,140)	$1,909,443	(8,552,449)	$(153,952)	$231	$2,009,492

	Three Months Ended February 29, 2020
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interest	Total
Balance, December 1, 2019	129,060,664	$1,290	$347,192	$(116,585)	$1,654,489	(10,410,799)	$(184,885)	$196	$1,701,697
Net earnings					63,798				63,798
Other comprehensive loss				(4,805)					(4,805)
Dividends ($0.12 per share)					(14,242)				(14,242)
Issuance of stock under incentive and purchase plans, net of forfeitures			(1,948)			412,024	7,302		5,354
Stock-based compensation			6,237						6,237
Contribution of noncontrolling interest								16	16
Balance, February 29, 2020	129,060,664	$1,290	$351,481	$(121,390)	$1,704,045	(9,998,775)	$(177,583)	$212	$1,758,055

	Six Months Ended February 29, 2020
	Common Stock		Additional	Accumulated Other		Treasury Stock		Non-
(in thousands, except share data)	Number of Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Number of Shares	Amount	controlling Interest	Total
Balance, September 1, 2019	129,060,664	$1,290	$358,668	$(124,126)	$1,585,379	(11,135,726)	$(197,350)	$196	$1,624,057
Net earnings					147,146				147,146
Other comprehensive income				2,736					2,736
Dividends ($0.24 per share)					(28,480)				(28,480)
Issuance of stock under incentive and purchase plans, net of forfeitures			(22,230)			1,136,951	19,767		(2,463)
Stock-based compensation			12,533						12,533
Contribution of noncontrolling interest								16	16
Reclassification of share-based liability awards			2,510						2,510
Balance, February 29, 2020	129,060,664	$1,290	$351,481	$(121,390)	$1,704,045	(9,998,775)	$(177,583)	$212	$1,758,055
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2020 ("2020 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements included in the 2020 Form 10-K. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "corresponding period" relates to the relevant three or six month period ended February 29, 2020.

Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.
NOTE 2. CHANGES IN BUSINESS

Facility Closures and Dispositions

In October 2019, the Company closed the melting operations at its Rancho Cucamonga facility, which is part of the North America segment. In August 2020, the Company announced plans to sell the Rancho Cucamonga site and the Company ceased operations at this facility in January 2021. As a result, the Company recorded $5.4 million and $13.4 million of expense in the three and six months ended February 28, 2021, respectively, and $6.3 million of expense in the six months ended February 29, 2020, all of which was recorded in the first quarter of 2020, related to asset impairments, severance, pension curtailment, environmental obligations and vendor agreement terminations. The disposition does not meet the criteria for discontinued operations, and as of February 28, 2021, does not qualify for held for sale accounting.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended February 28, 2021
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, December 1, 2020	$(96,321)	$(10,224)	$(4,510)	$(111,055)
Other comprehensive income (loss) before reclassifications	1,465	9,535	(14)	10,986
Amounts reclassified from AOCI	—	(320)	—	(320)
Income taxes	—	(1,751)	—	(1,751)
Net other comprehensive income (loss)	1,465	7,464	(14)	8,915
Balance, February 28, 2021	$(94,856)	$(2,760)	$(4,524)	$(102,140)

	Six Months Ended February 28, 2021
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2020	$(87,933)	$(11,334)	$(4,497)	$(103,764)
Other comprehensive income (loss) before reclassifications	(6,923)	10,972	(34)	4,015
Amounts reclassified from AOCI	—	(387)	—	(387)
Income taxes	—	(2,011)	7	(2,004)
Net other comprehensive income (loss)	(6,923)	8,574	(27)	1,624
Balance, February 28, 2021	$(94,856)	$(2,760)	$(4,524)	$(102,140)

	Three Months Ended February 29, 2020
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, December 1, 2019	$(114,574)	$1,731	$(3,742)	$(116,585)
Other comprehensive loss before reclassifications	(1,066)	(4,501)	(14)	(5,581)
Amounts reclassified from AOCI	(2)	(104)	—	(106)
Income taxes	—	876	6	882
Net other comprehensive loss	(1,068)	(3,729)	(8)	(4,805)
Balance, February 29, 2020	$(115,642)	$(1,998)	$(3,750)	$(121,390)

	Six Months Ended February 29, 2020
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2019	$(121,498)	$1,106	$(3,734)	$(124,126)
Other comprehensive income (loss) before reclassifications	5,858	(3,619)	(24)	2,215
Amounts reclassified from AOCI	(2)	(214)	—	(216)
Income taxes	—	729	8	737
Net other comprehensive income (loss)	5,856	(3,104)	(16)	2,736
Balance, February 29, 2020	$(115,642)	$(1,998)	$(3,750)	$(121,390)

Items reclassified out of AOCI were immaterial for the three and six months ended February 28, 2021 and February 29, 2020. Thus, the corresponding line items in the condensed consolidated statements of earnings to which the items were reclassified are not presented.

NOTE 4. REVENUE RECOGNITION

Each fabricated product contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input measure, and these contracts represented 11% and 12% of net sales in the North America segment in the three and six months ended February 28, 2021, respectively. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure, and these contracts represented 9% of net sales in the North America segment in both the three and six months ended February 28, 2021. The remaining 80% and 79% of net sales in the North America segment were recognized at a point in time concurrent with the transfer of control, or as amounts were billed to the customer under an available practical expedient, in the three and six months ended February 28, 2021, respectively.

The following table provides information about assets and liabilities from contracts with customers.

(in thousands)	February 28, 2021	August 31, 2020
Contract assets (included in accounts receivable)	$54,468	$53,275
Contract liabilities (included in accrued expenses and other payables)	18,638	25,450

During the six months ended February 28, 2021, approximately $21.3 million was recognized in the condensed consolidated statements of earnings related to August 31, 2020 contract liabilities.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of fabricated product contracts where revenue is recognized using an input or output measure for which work has not yet been performed. As of February 28, 2021, $688.3 million was allocated to remaining performance obligations in the North America segment related to those contracts.
NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at February 28, 2021 and August 31, 2020, work in process inventories were immaterial. At February 28, 2021 and August 31, 2020, the Company's raw materials inventories were $213.3 million and $123.9 million, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment at February 28, 2021 is detailed in the following table:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross*	$71,941	$4,491	$76,432
Accumulated impairment losses*	(10,036)	(161)	(10,197)
Goodwill, net*	$61,905	$4,330	$66,235
_________________
* The change in balance from August 31, 2020 was immaterial.

The total gross carrying amounts of the Company's intangible assets subject to amortization were $21.8 million and $22.1 million, and the total net carrying amounts were $11.4 million and $12.6 million at February 28, 2021 and August 31, 2020, respectively. These assets were included in other noncurrent assets on the Company's condensed consolidated balance sheets. Intangible amortization expense from continuing operations related to such intangible assets was immaterial for the three and six months ended February 28, 2021 and February 29, 2020. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives at February 28, 2021.

At February 28, 2021 and August 31, 2020, the net carrying amount of the acquired unfavorable contract backlog liability was $3.0 million and $6.0 million, respectively. Amortization of the acquired unfavorable contract backlog was $1.5 million and $3.0 million for the three and six months ended February 28, 2021, respectively, and $6.0 million and $14.3 million for the corresponding periods, and was recorded as an increase to net sales in the Company’s condensed consolidated statements of earnings.

NOTE 7. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's condensed consolidated balance sheets:

(in thousands)	Classification in Condensed Consolidated Balance Sheets	February 28, 2021	August 31, 2020
Assets:
Operating assets	Other noncurrent assets	$117,547	$114,905
Finance assets	Property, plant and equipment, net	52,325	50,642
Total leased assets		$169,872	$165,547

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$27,176	$27,604
Long-term	Other noncurrent liabilities	98,807	95,810
Total operating lease liabilities		125,983	123,414
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	15,228	14,373
Long-term	Long-term debt	35,992	35,851
Total finance lease liabilities		51,220	50,224
Total lease liabilities		$177,203	$173,638

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Operating lease expense	$8,651	$8,815	$17,373	$17,605
Finance lease expense:
Amortization of assets	3,219	2,720	6,458	4,885
Interest on lease liabilities	563	465	1,118	866
Total finance lease expense	3,782	3,185	7,576	5,751
Variable and short-term lease expense	4,324	4,381	9,286	8,314
Total lease expense	$16,757	$16,381	$34,235	$31,670

The weighted average remaining lease term and discount rate for operating and finance leases are presented in the following table:

	February 28, 2021	August 31, 2020
Weighted average remaining lease term (years)
Operating leases	6.4	6.3
Finance leases	3.6	3.8

Weighted average discount rate
Operating leases	4.482%	4.283%
Finance leases	4.296%	4.270%

Cash flow and other information related to leases is included in the following table:

	Six Months Ended
(in thousands)	February 28, 2021	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$17,812	$17,594
Operating cash outflows from finance leases	1,125	787
Financing cash outflows from finance leases	7,761	6,426

Right of use ("ROU") assets obtained in exchange for lease obligations:
Operating leases	20,249	28,942
Finance leases	8,784	13,040

Maturities of lease liabilities at February 28, 2021 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
Year 1	$32,387	$17,138
Year 2	26,877	14,767
Year 3	22,162	12,336
Year 4	17,182	8,716
Year 5	12,921	2,392
Thereafter	35,374	97
Total lease payments	146,903	55,446
Less: Imputed interest	20,920	4,226
Present value of lease liabilities	$125,983	$51,220

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of February 28, 2021	February 28, 2021	August 31, 2020
2031 Notes	3.875%	$300,000	$—
2027 Notes	5.375%	300,000	300,000
2026 Notes	5.750%	—	350,000
2023 Notes	4.875%	330,000	330,000
Poland Term Loan	1.710%	40,068	40,713
Other	5.100%	21,329	21,329
Finance leases		51,220	50,224
Total debt		1,042,617	1,092,266
Less debt issuance costs		8,805	8,581
Total amounts outstanding		1,033,812	1,083,685
Less current maturities of long-term debt		22,777	18,149
Long-term debt		$1,011,035	$1,065,536

In February 2021, the Company issued $300.0 million of 3.875% Senior Notes due February 2031 (the "2031 Notes"). Issuance costs associated with the 2031 Notes were approximately $4.9 million. Interest on the 2031 Notes is payable semiannually.

In May 2018, the Company issued $350.0 million of 5.750% Senior Notes due April 2026 (the "2026 Notes"). In February 2021, the Company accepted for purchase approximately $77.8 million of the outstanding principal amount of the 2026 Notes through a cash tender offer. Following the expiration of the cash tender offer on February 18, 2021, the Company redeemed the remaining outstanding principal amount of the 2026 Notes. In the three and six month periods ended February 28, 2021, the Company recognized a $16.8 million loss on debt extinguishment related to the retirement of the 2026 Notes.

The Company had no amounts drawn under its $350.0 million revolving credit facility (the "Revolver") at February 28, 2021 and August 31, 2020. The availability under the Revolver was reduced by outstanding stand-by letters of credit totaling $3.0 million at February 28, 2021 and August 31, 2020.

The Company has a Term Loan facility (the "Poland Term Loan") through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), which allows for a maximum aggregate principal amount of Polish zloty ("PLN") 250.0 million, or $66.8 million, at February 28, 2021. At February 28, 2021 and August 31, 2020, PLN 150.0 million, or $40.1 million, and PLN 150.0 million, or $40.7 million, respectively, was outstanding.

The Company also has credit facilities in Poland through its subsidiary CMCP. At February 28, 2021, CMCP's credit facilities totaled PLN 275.0 million, or $73.5 million. These facilities expire in March 2022. No amounts were outstanding under these facilities as of February 28, 2021 or August 31, 2020. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $0.9 million and $0.8 million at February 28, 2021 and August 31, 2020, respectively.

The Company's debt agreements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At February 28, 2021, the Company was in compliance with all covenants contained in its debt agreements.

Accounts Receivable Facilities

The Company had no advance payments outstanding under its U.S. accounts receivable facility at February 28, 2021 or August 31, 2020.

The Poland accounts receivable facility has a limit of PLN 220.0 million, or $58.8 million at February 28, 2021. The Company had no advance payments outstanding under the Poland accounts receivable facility at February 28, 2021 or August 31, 2020.
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

At February 28, 2021, the notional values of the Company's foreign currency and commodity commitments were $165.8 million and $217.2 million, respectively. At August 31, 2020, the notional values of the Company's foreign currency and commodity contract commitments were $138.5 million and $195.8 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at February 28, 2021:

Commodity	Long/Short	Total
Aluminum	Long	3,350	MT
Aluminum	Short	1,675	MT
Copper	Long	1,077	MT
Copper	Short	7,836	MT
Electricity	Long	1,967,000	MW(h)
_________________
MT = Metric Ton
MW(h) = Megawatt hour

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

Commodity derivatives not designated as hedging instruments resulted in a loss, before income taxes, of $11.0 million and $16.6 million, in the three and six months ended February 28, 2021, respectively, and a gain, before income taxes, of $1.7 million and $0.4 million in the three and six months ended February 29, 2020, respectively, primarily recorded in cost of goods sold within the condensed consolidated statements of earnings. Foreign exchange derivatives accounted for as cash flow hedging instruments resulted in a net gain of $7.7 million and $8.9 million, in the three and six months ended February 28, 2021, respectively, and a net loss of $3.6 million and $2.9 million in the three and six months ended February 29, 2020, respectively, recognized in the condensed consolidated statements of comprehensive income (loss). See Note 10, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 28, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$345,240	$345,240	$—	$—
Commodity derivative assets (2)	1,091	1,091	—	—
Foreign exchange derivative assets (2)	1,301	—	1,301	—
Liabilities:
Commodity derivative liabilities (2)	11,349	7,064	—	4,285
Foreign exchange derivative liabilities (2)	635	—	635	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$449,824	$449,824	$—	$—
Commodity derivative assets (2)	202	202	—	—
Foreign exchange derivative assets (2)	1,484	—	1,484	—
Liabilities:
Commodity derivative liabilities (2)	19,000	3,993	—	15,007
Foreign exchange derivative liabilities (2)	459	—	459	—
_________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.
(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Derivatives classified as Level 3 are described below. Further discussion regarding the Company's use of derivative instruments is included in Note 9, Derivatives.

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

	February 28, 2021
Unobservable Inputs	Low	High	Average
Floating rate (PLN)	151.74	264.53	221.74

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivative recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time may cause volatility in the fair value estimate and is the primary reason for the unrealized gain in other comprehensive income ("OCI") in the three and six months ended February 28, 2021.

(in thousands)	Three Months Ended February 28, 2021
Balance, December 1, 2020	$(13,614)
Total gains, realized and unrealized
Recognized in net earnings(1)	253
Recognized in OCI(2)	9,076
Balance, February 28, 2021	$(4,285)

(in thousands)	Six Months Ended February 28, 2021
Balance, September 1, 2020	$(15,007)
Total gains, realized and unrealized
Recognized in net earnings(1)	253
Recognized in OCI(2)	10,469
Balance, February 28, 2021	$(4,285)
_________________
(1)    Gains recognized in net earnings are included in cost of goods sold in the condensed consolidated statements of earnings.
(2)    Gains recognized in OCI are included in the unrealized holding gain in the condensed consolidated statements of comprehensive income (loss).

There were no material non-recurring fair value remeasurements during the three and six months ended February 28, 2021 or February 29, 2020.

The carrying values of the Company's short-term items approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		February 28, 2021		August 31, 2020
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2031 Notes (1)	Level 2	$300,000	$301,674	$—	$—
2027 Notes (1)	Level 2	300,000	319,428	300,000	319,377
2026 Notes (1)	Level 2	—	—	350,000	367,374
2023 Notes (1)	Level 2	330,000	349,104	330,000	345,335
Poland Term Loan(2)	Level 2	40,068	40,068	40,713	40,713
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

During the six months ended February 28, 2021 and February 29, 2020, the Company granted the following awards under its stock-based compensation plans:

	February 28, 2021		February 29, 2020
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,512	$20.51	1,521	$18.32
Liability method	324	N/A	426	N/A

During the three and six months ended February 28, 2021 and February 29, 2020, the Company recorded immaterial mark-to-market adjustments on liability awards. At February 28, 2021, the Company had outstanding 711,648 equivalent shares accounted for under the liability method. The Company expects 676,065 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Stock-based compensation expense	$12,696	$7,536	$21,758	$15,805

NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except share data)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Earnings from continuing operations	$66,233	$63,596	$130,144	$146,351
Basic earnings per share:
Shares outstanding for basic earnings per share	120,345,432	118,919,455	120,052,459	118,644,823
Basic earnings per share from continuing operations	$0.55	$0.53	$1.08	$1.23
Diluted earnings per share:
Shares outstanding for basic earnings per share	120,345,432	118,919,455	120,052,459	118,644,823
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,406,427	1,487,801	1,619,735	1,658,436
Shares outstanding for diluted earnings per share	121,751,859	120,407,256	121,672,194	120,303,259
Diluted earnings per share from continuing operations	$0.54	$0.53	$1.07	$1.22

Anti-dilutive shares not included above were immaterial for all periods presented.

Restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of common stock. During the three and six months ended February 28, 2021, CMC did not repurchase any shares of common stock. CMC had remaining authorization to repurchase $27.6 million of common stock at February 28, 2021.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. See Note 19, Commitments and Contingencies, to the consolidated financial statements in the 2020 Form 10-K.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none of which are owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or similar state statutes to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At February 28, 2021 and August 31, 2020, the amounts accrued for cleanup and remediation costs in connection with CERCLA sites were immaterial. The estimation process is based on currently available information which is, in many cases, preliminary and incomplete. Total environmental liabilities, including CERCLA sites, were $6.8 million and $3.4 million at February 28, 2021 and August 31, 2020, respectively, of which $2.4 million and $2.7 million were classified as other long-term liabilities at February 28, 2021 and August 31, 2020, respectively. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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
NOTE 14. BUSINESS SEGMENTS

The Company structures its business into two reportable segments: North America and Europe. See Note 1, Nature of Operations, in the 2020 Form 10-K for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's Benefit Restoration Plan assets and short-term investments, expenses of the Company's corporate headquarters, interest expense related to its long-term debt and intercompany eliminations.

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended February 28, 2021
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$1,257,486	$202,066	$2,718	$1,462,270
Adjusted EBITDA	171,612	16,107	(45,986)	141,733

	Six Months Ended February 28, 2021
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$2,452,499	$396,662	$4,912	$2,854,073
Adjusted EBITDA	327,246	30,577	(72,457)	285,366
Total assets at February 28, 2021*	2,957,534	566,195	540,312	4,064,041

	Three Months Ended February 29, 2020
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$1,161,283	$180,079	$(399)	$1,340,963
Adjusted EBITDA	152,831	13,451	(28,561)	137,721

	Six Months Ended February 29, 2020
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$2,378,003	$345,468	$2,200	$2,725,671
Adjusted EBITDA	327,563	24,810	(54,847)	297,526
Total assets at August 31, 2020*	2,862,805	532,850	686,073	4,081,728
_________________
*Total assets listed in Corporate and Other includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Earnings from continuing operations	$66,233	$63,596	$130,144	$146,351
Interest expense	14,021	15,888	28,280	32,466
Income taxes	20,941	22,845	42,534	50,177
Depreciation and amortization	41,573	41,389	83,372	82,330
Amortization of acquired unfavorable contract backlog	(1,509)	(5,997)	(3,032)	(14,328)
Asset impairments	474	—	4,068	530
Adjusted EBITDA from continuing operations	$141,733	$137,721	$285,366	$297,526

Disaggregation of Revenue

The following tables display revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended February 28, 2021
(in thousands)	North America	Europe	Corporate	Total
Major product:
Raw material products	$255,012	$4,775	$—	$259,787
Steel products	514,201	157,482	—	671,683
Downstream products	400,397	33,762	—	434,159
Other	87,876	5,540	3,225	96,641
Net sales-unaffiliated customers	1,257,486	201,559	3,225	1,462,270
Intersegment net sales, eliminated on consolidation	—	507	(507)	—
Net sales	$1,257,486	$202,066	$2,718	$1,462,270

	Six Months Ended February 28, 2021
(in thousands)	North America	Europe	Corporate	Total
Major product:
Raw material products	$465,249	$7,605	$—	$472,854
Steel products	971,858	308,937	—	1,280,795
Downstream products	837,426	68,235	—	905,661
Other	177,966	10,967	5,830	194,763
Net sales-unaffiliated customers	$2,452,499	$395,744	$5,830	$2,854,073
Intersegment net sales, eliminated on consolidation	—	918	(918)	—
Net sales	$2,452,499	$396,662	$4,912	$2,854,073

	Three Months Ended February 29, 2020
(in thousands)	North America	Europe	Corporate	Total
Major product:
Raw material products	$193,312	$2,408	$—	$195,720
Steel products	437,648	147,525	—	585,173
Downstream products	441,765	23,758	—	465,523
Other	88,558	5,965	24	94,547
Net sales-unaffiliated customers	1,161,283	179,656	24	1,340,963
Intersegment net sales, eliminated on consolidation	—	423	(423)	—
Net sales	$1,161,283	$180,079	$(399)	$1,340,963

	Six Months Ended February 29, 2020
(in thousands)	North America	Europe	Corporate	Total
Major product:
Raw material products	$374,935	$4,613	$—	$379,548
Steel products	878,811	277,269	—	1,156,080
Downstream products	941,492	51,958	—	993,450
Other	182,765	10,856	2,972	196,593
Net sales-unaffiliated customers	2,378,003	344,696	2,972	2,725,671
Intersegment net sales, eliminated on consolidation	—	772	(772)	—
Net sales	$2,378,003	$345,468	$2,200	$2,725,671

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

Any reference in this Form 10-Q to the "corresponding period" relates to the three or six month period ended February 29, 2020.

COVID-19 UPDATE

We continue to closely monitor the impact of the COVID-19 pandemic ("COVID-19") on the Company, employees, customers and supply chain. While COVID-19 may have a negative impact on our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19, the actions to contain the outbreak or treat its impact, and the timing of distribution of COVID-19 vaccines and the economic response thereto means the related financial impact cannot be reasonably estimated at this time.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the 2020 Form 10-K.

RESULTS OF OPERATIONS SUMMARY

Business Overview

As a vertically integrated organization, we manufacture, recycle and fabricate steel and metal products, related materials and services through a network including seven electric arc furnace ("EAF") mini mills, two EAF micro mills, a rerolling mill, steel fabrication and processing plants, construction-related product warehouses, and metal recycling facilities in the U.S. and Poland. Our operations are conducted through two reportable segments: North America and Europe.

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

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net sales	$1,462,270	$1,340,963	$2,854,073	$2,725,671
Earnings from continuing operations	66,233	63,596	130,144	146,351
Diluted earnings per share	$0.54	$0.53	$1.07	$1.22

Net sales for the three and six months ended February 28, 2021 increased $121.3 million, or 9%, and $128.4 million, or 5%, respectively, compared to the corresponding periods. The increases were primarily due to year-over-year increases in raw materials average selling prices in our North America segment and in steel products average selling prices in both of our segments.

Earnings from continuing operations for the three and six months ended February 28, 2021 increased $2.6 million and decreased $16.2 million, respectively, compared to the corresponding periods. Earnings in the three months ended February 28, 2021 were relatively flat while earnings in the six months ended February 28, 2021 were impacted by compressed metal margins in the first quarter of 2021 as a result of rising raw material average selling prices while steel products and downstream products average selling prices decreased or remained flat. In the second quarter of 2021, steel products average selling prices, and therefore metal margins, began to increase to offset the higher raw material prices.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were relatively flat for the three and six months ended February 28, 2021 compared to the corresponding periods.

Interest Expense

Interest expense for the three and six months ended February 28, 2021 decreased $1.9 million and $4.2 million, respectively, compared to the corresponding periods. The decreases were driven by a reduction in long-term debt, primarily due to the early repayment of the Term Loan (as defined in Note 10, Credit Arrangements, to the consolidated financial statements in the 2020 Form 10-K) in the year ended August 31, 2020.

Income Taxes

The effective income tax rate from continuing operations for the three and six months ended February 28, 2021 was 24.0% and 24.6%, respectively, compared with 26.4% and 25.5% in the corresponding periods.
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. See Note 14, Business Segments to our condensed consolidated financial statements for more information. The operational data presented in the tables below is calculated using averages and, therefore, it is not meaningful to quantify the effect that any individual component had on the segment's net sales or adjusted EBITDA.

North America

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net sales	$1,257,486	$1,161,283	$2,452,499	$2,378,003
Adjusted EBITDA	171,612	152,831	327,246	327,563

External tons shipped (in thousands)
Raw materials	302	321	632	641
Rebar	472	461	958	936
Merchant and other	268	238	532	474
Steel products	740	699	1,490	1,410
Downstream products	343	366	714	779

Average selling price (per ton)
Steel products	$695	$625	$653	$625
Downstream products	929	984	931	979

Cost of ferrous scrap utilized per ton	$344	$256	$304	$238
Steel products metal margin per ton	351	369	349	387

Net sales for the three and six months ended February 28, 2021 increased $96.2 million, or 8%, and $74.5 million, or 3%, respectively, compared to the corresponding periods. The year-over-year increases in net sales were primarily due to $251 and $162 per ton increases in raw materials average selling prices and $70 and $28 per ton increases in steel products average selling prices in the three and six months ended February 28, 2021, respectively, compared to the corresponding periods. Heightened demand from steel producers resulted in higher raw materials average selling prices which drove increases in steel products average selling prices. The increases in net sales as a result of these higher average selling prices were partially offset by $55 and $48 per ton year-over-year decreases in downstream products average selling prices in the three and six months ended February 28, 2021, respectively. Net sales included amortization benefit of $1.5 million and $3.0 million for the three and six months ended February 28, 2021, respectively, and $6.0 million and $14.3 million for the corresponding periods, respectively, related to the acquired unfavorable contract backlog.

Adjusted EBITDA for the three months ended February 28, 2021 increased $18.8 million and was flat for the six months ended February 28, 2021, compared to the corresponding periods. The year-over-year increase in adjusted EBITDA in the three months ended February 28, 2021 was due in part to a 41 thousand ton increase in steel products shipped and significant expansion in raw materials margin. Further, while our steel products metal margin per ton for the three months ended February 28, 2021 contracted $18 per ton compared to the corresponding period, this operating statistic does not fully reflect the margin achieved throughout the period. In times of sharply rising raw material costs and steel products average selling prices, we benefit from selling lower cost inventory produced in prior periods. Adjusted EBITDA did not include the $1.5 million or $3.0 million benefit of the amortization of the acquired unfavorable contract backlog reserve described above. Adjusted EBITDA included non-cash stock compensation expense of $3.8 million and $7.1 million for the three and six months ended February 28, 2021, respectively, and $2.7 million and $5.6 million for the corresponding periods.

Europe

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net sales	$202,066	$180,079	$396,662	$345,468
Adjusted EBITDA	16,107	13,451	30,577	24,810

External tons shipped (in thousands)
Rebar	78	145	206	267
Merchant and other	275	235	544	451
Steel products	353	380	750	718

Average selling price (per ton)
Steel products	$532	$449	$495	$455

Cost of ferrous scrap utilized per ton	$328	$251	$296	$248
Steel products metal margin per ton	204	198	199	207

Net sales for the three and six months ended February 28, 2021 increased $22.0 million, or 12%, and $51.2 million, or 15%, respectively, compared to the corresponding periods. For the three months ended February 28, 2021, the year-over-year increase in net sales was driven by a $83 per ton increase in steel products average selling prices, partially offset by a 27 thousand ton decrease in steel products shipped. The year-to-date increase in net sales was driven by a 32 thousand ton year-over-year increase in steel products shipments, as demand increased in the first quarter of 2021 due to a resilient Polish construction sector and an upturn in Central European manufacturing activity, coupled with a $40 per ton year-over-year increase in steel products average selling prices. Net sales for the three and six months ended February 28, 2021 were also impacted by favorable foreign currency translation adjustments of $8.3 million and $13.0 million, respectively, due to the decrease in the average value of the U.S. dollar relative to the Polish zloty.

Adjusted EBITDA for the three and six months ended February 28, 2021 increased $2.7 million and $5.8 million, respectively, as compared to the corresponding periods. For the three months ended February 28, 2021, the year-over-year increase in adjusted EBITDA was due, in part, to a $6 per ton increase in steel products metal margin compared to the corresponding period. Similar to the North America segment, we benefited from selling lower cost inventory during the majority of the three month period ended February 28, 2021 in an environment of rising prices, which contributed to the increase in adjusted EBITDA compared to the corresponding period. For the six months ended February 28, 2021, the increase in adjusted EBITDA was primarily due to a 32 thousand ton increase in steel products sold in comparison to the corresponding period. The impact of foreign currency translation to adjusted EBITDA in the three and six months ended February 28, 2021 was immaterial. Adjusted EBITDA included non-cash stock compensation expense of $0.7 million and $1.4 million for the three and six months ended February 28, 2021, respectively, and $0.3 million and $0.8 million for the corresponding periods.

Corporate and Other

Corporate and Other reported adjusted EBITDA loss of $46.0 million and $72.5 million for the three and six months ended February 28, 2021, respectively, as compared to adjusted EBITDA loss of $28.6 million and $54.8 million in the corresponding periods. The primary reason for the increases in adjusted EBITDA loss year-over-year was the $16.8 million loss on debt extinguishment incurred in the three and six months ended February 28, 2021, with no such costs in the corresponding periods. Adjusted EBITDA included non-cash stock compensation expense of $8.2 million and $13.3 million for the three and six months ended February 28, 2021, respectively, and $4.6 million and $9.4 million for the corresponding periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities result primarily from the sale of steel, nonferrous metals and related products. We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We record allowances for the accounts receivable we estimate will not be collected based on market conditions, customers' financial condition, and other factors. Historically, these allowances have not been material. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 14% of total trade receivables at February 28, 2021.

From time to time, we use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 9, Derivatives, for further information.

The table below reflects our sources, facilities and available liquidity at February 28, 2021. See Note 8, Credit Arrangements, for additional information.

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$367,347	$367,347
Notes due from 2023 to 2031	930,000	*
Revolver	350,000	346,958
U.S. accounts receivable facility	200,000	193,291
Poland credit facilities	73,459	72,601
Poland accounts receivable facility	58,767	53,425
Poland Term Loan	66,781	26,712
_________________
* We believe we have access to additional financing and refinancing, if needed.

Cash Flows

Operating Activities
Net cash flows from operating activities were $1.2 million for the six months ended February 28, 2021 compared to $253.4 million for the six months ended February 29, 2020. We had a $16.7 million year-over-year decrease in net earnings and a $222.9 million year-over-year increase in cash used by operating assets and liabilities ("working capital"). The increase in cash used by working capital was primarily due to increases in inventory value in the six months ended February 28, 2021 compared to the corresponding period, coupled with an increase in accounts receivable which reflects the higher average selling prices in the six months ended February 28, 2021, compared to a decrease in accounts receivable in the corresponding period. For continuing operations, operating working capital days decreased ten days year-over-year.

Investing Activities
Net cash flows used by investing activities were $67.4 million and $91.5 million for the six months ended February 28, 2021 and February 29, 2020, respectively. The $24.1 million decrease in net cash flows used by investing activities was due to an $8.9 million year-over-year decline in capital expenditures, a $9.9 million year-over-year decline in acquisitions and a $6.3 million year-over-year increase in cash proceeds from the sale of property, plant and equipment and other in the six months ended February 28, 2021 compared to the corresponding period.

We estimate that our 2021 capital spending will range from $200 million to $225 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

Financing Activities
Net cash flows used by financing activities were $109.1 million and $122.1 million for the six months ended February 28, 2021 and February 29, 2020, respectively. We had net debt repayments of $61.5 million in the six months ended February 28, 2021, compared to net debt repayments of $91.2 million in the corresponding period. In addition, we paid $13.1 million of debt extinguishment costs related to our early retirement of the 2026 Notes in the six months ended February 28, 2021.

COVID-19 has not had a material impact on our operations to date, and our cash and cash equivalents position remains strong at $367.3 million as of February 28, 2021. We anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements for the next twelve months. However, as the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

CONTRACTUAL OBLIGATIONS
Our contractual obligations at February 28, 2021 decreased by approximately $20.5 million from August 31, 2020, primarily due to a decrease in long-term debt and interest payable, offset by an increase in purchase obligations. Our estimated contractual obligations for the twelve months ending February 28, 2022 are approximately $512.0 million and primarily consist of expenditures incurred in connection with normal business operations.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At February 28, 2021, we had committed $23.7 million under these arrangements, of which $3.0 million reduced availability under the Revolver.
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
•compliance with and changes in existing and future government laws, regulations and other legal requirements and judicial decisions that govern our business, including increased environmental regulations associated with climate change and greenhouse gas emissions;
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
•operating and start-up risks, as well as market risks associated with the commissioning of new projects could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investment;
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
•risk of injury or death to employees, customers or other visitors to our operations; and
•civil unrest, protests and riots.
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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended February 28, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For information regarding our legal proceedings, refer to “Legal and Environmental Matters” in Note 13 to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Form 10-Q.

With respect to administrative or judicial proceedings arising under any Federal, State, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, we have determined that we will disclose any such proceeding if we reasonably believe such proceeding will result in monetary sanctions, exclusive of interest and costs, of at least $1.0 million. We believe that this threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition. Applying this threshold, there were no environmental matters to disclose for this period.
ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of the 2020 Form 10-K and Part II, Item 1A, Risk Factors, of the Quarterly Report on Form 10-Q for the period ended November 30, 2020:

Operating and start-up risks, as well as market risks associated with the commissioning of new projects could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investment.

Although we have successfully commissioned and operated similar technologies, there are some new technological, as well as operational, market and start-up risks associated with the construction and start-up of our third rolling mill in Poland and third micro mill to be located in Mesa, Arizona. We believe these facilities should be capable of consistently producing high-quality products, and in sufficient quantities and at a cost that will compare favorably with other similar steel manufacturing facilities; however, there can be no assurance that these expectations will be achieved. If we encounter cost overruns, system or process difficulties during or after start-up or quality control restrictions, our capital costs could increase materially, the expected benefits from the development of these facilities could be diminished or lost, and we could lose all or a substantial portion of our investment. We could also encounter commodity market risk if, during a sustained period, the cost to manufacture is greater than projected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended February 28, 2021.

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

4.1
Fourth Supplemental Indenture, dated February 2, 2021, by and among Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Current Report on Form 8-K dated February 2, 2021 and incorporated herein by reference).

4.2	Form of 3.875% Senior Note due 2031 (filed as Exhibit 4.2 to Commercial Metals Company's Current Report on Form 8-K dated February 2, 2021 and incorporated herein by reference).

31.1	Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Lawrence, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

COMMERCIAL METALS COMPANY

March 24, 2021	/s/ Paul J. Lawrence
Paul J. Lawrence
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)