Form 10-Q
period 2021-05-31
COMMERCIAL METALS Co
filed 2021-06-24
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
Yes  ☐    No  ☒
As of June 23, 2021, 120,586,589 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2021	2020	2021	2020
Net sales	$1,845,041	$1,341,683	$4,699,114	$4,067,354
Costs and expenses:
Cost of goods sold	1,533,768	1,116,353	3,936,930	3,385,963
Selling, general and administrative expenses	130,448	115,965	359,492	342,502
Interest expense	11,965	15,409	40,245	47,875
Loss on debt extinguishment	—	—	16,841	—
Asset impairments	277	5,983	4,345	6,513
	1,676,458	1,253,710	4,357,853	3,782,853

Earnings from continuing operations before income taxes	168,583	87,973	341,261	284,501
Income taxes	38,175	23,804	80,709	73,981
Earnings from continuing operations	130,408	64,169	260,552	210,520

Earnings from discontinued operations before income taxes	—	745	—	1,941
Income taxes	—	180	—	581
Earnings from discontinued operations	—	565	—	1,360

Net earnings	$130,408	$64,734	$260,552	$211,880

Basic earnings per share*
Earnings from continuing operations	$1.08	$0.54	$2.17	$1.77
Earnings from discontinued operations	—	—	—	0.01
Net earnings	$1.08	$0.54	$2.17	$1.78

Diluted earnings per share*
Earnings from continuing operations	$1.07	$0.53	$2.14	$1.75
Earnings from discontinued operations	—	—	—	0.01
Net earnings	$1.07	$0.54	$2.14	$1.76

Average basic shares outstanding	120,613,652	119,192,962	120,241,579	118,828,870
Average diluted shares outstanding	122,193,655	120,278,741	121,852,144	120,277,737
See notes to condensed consolidated financial statements.
 _________________
*Earnings Per Share ("EPS") is calculated independently for each component and may not sum to Net EPS due to rounding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2021	2020	2021	2020
Net earnings	$130,408	$64,734	$260,552	$211,880
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	11,775	(8,035)	4,852	(2,179)
Net unrealized gain (loss) on derivatives:
Unrealized holding gain (loss)	12,145	(5,143)	21,032	(8,075)
Reclassification for gain included in net earnings	(616)	(81)	(929)	(253)
Net unrealized gain (loss) on derivatives	11,529	(5,224)	20,103	(8,328)
Defined benefit obligation:
Amortization of prior services	(14)	(8)	(41)	(24)
Defined benefit obligation	(14)	(8)	(41)	(24)
Other comprehensive income (loss)	23,290	(13,267)	24,914	(10,531)
Comprehensive income	$153,698	$51,467	$285,466	$201,349
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)	May 31, 2021	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$443,120	$542,103
Accounts receivable (less allowance for doubtful accounts of $6,688 and $9,597)	1,073,115	880,728
Inventories, net	833,101	625,393
Prepaid and other current assets	169,139	165,879
Total current assets	2,518,475	2,214,103
Property, plant and equipment, net	1,562,503	1,571,067
Goodwill	66,331	64,321
Other noncurrent assets	243,766	232,237
Total assets	$4,391,075	$4,081,728
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$340,238	$266,102
Accrued expenses and other payables	456,394	461,012
Current maturities of long-term debt and short-term borrowings	56,735	18,149
Total current liabilities	853,367	745,263
Deferred income taxes	118,335	130,810
Other noncurrent liabilities	242,647	250,706
Long-term debt	1,020,129	1,065,536
Total liabilities	2,234,478	2,192,315
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 120,585,771 and 119,220,905 shares	1,290	1,290
Additional paid-in capital	361,433	358,912
Accumulated other comprehensive loss	(78,850)	(103,764)
Retained earnings	2,025,083	1,807,826
Less treasury stock 8,474,893 and 9,839,759 shares at cost	(152,590)	(175,063)
Stockholders' equity	2,156,366	1,889,201
Stockholders' equity attributable to noncontrolling interests	231	212
Total stockholders' equity	2,156,597	1,889,413
Total liabilities and stockholders' equity	$4,391,075	$4,081,728
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended May 31,
(in thousands)	2021	2020
Cash flows from (used by) operating activities:
Net earnings	$260,552	$211,880
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	125,176	124,104
Stock-based compensation	35,558	21,975
Deferred income taxes and other long-term taxes	(17,175)	47,761
Loss on debt extinguishment	16,841	—
Net gain on disposals of subsidiaries, assets and other	(9,390)	(5,476)
Amortization of acquired unfavorable contract backlog	(4,540)	(18,676)
Asset impairments	4,345	6,513
Other	243	1,933
Changes in operating assets and liabilities	(317,378)	141,819
Net cash flows from operating activities	94,232	531,833

Cash flows from (used by) investing activities:
Capital expenditures	(127,395)	(134,092)
Proceeds from the sale of property, plant and equipment and other	25,890	14,091
Other	(2,500)	974
Acquisitions, net of cash acquired	—	(9,850)
Net cash flows used by investing activities:	(104,005)	(128,877)

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	309,187	22,566
Repayments of long-term debt	(361,855)	(110,470)
Debt extinguishment costs	(13,128)	—
Debt issuance costs	(2,830)	—
Proceeds from accounts receivable facilities	145,864	171,133
Repayments under accounts receivable facilities	(118,312)	(171,285)
Dividends	(43,295)	(42,768)
Stock issued under incentive and purchase plans, net of forfeitures	(3,807)	(1,921)
Contribution from noncontrolling interest	19	16
Net cash flows used by financing activities	(88,157)	(132,729)
Effect of exchange rate changes on cash	(423)	210
Increase (decrease) in cash, restricted cash and cash equivalents	(98,353)	270,437
Cash, restricted cash and cash equivalents at beginning of period	544,964	193,729
Cash, restricted cash and cash equivalents at end of period	$446,611	$464,166
See notes to condensed consolidated financial statements.

Supplemental information:	Nine Months Ended May 31,
(in thousands)	2021	2020
Cash paid for income taxes	$59,041	$29,566
Cash paid for interest	43,403	49,159

Noncash activities:
Liabilities related to additions of property, plant and equipment	16,601	31,881

Cash and cash equivalents	$443,120	$462,110
Restricted cash	3,491	2,056
Total cash, restricted cash and cash equivalents	$446,611	$464,166

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended May 31, 2021
	Common Stock					Treasury Stock
(in thousands, except share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2021	129,060,664	$1,290	$354,620	$(102,140)	$1,909,443	(8,552,449)	$(153,952)	$231	$2,009,492
Net earnings					130,408				130,408
Other comprehensive income				23,290					23,290
Dividends ($0.12 per share)					(14,768)				(14,768)
Issuance of stock under incentive and purchase plans, net of forfeitures			(633)			77,556	1,362		729
Stock-based compensation			7,446						7,446
Balance, May 31, 2021	129,060,664	$1,290	$361,433	$(78,850)	$2,025,083	(8,474,893)	$(152,590)	$231	$2,156,597

	Nine Months Ended May 31, 2021
	Common Stock					Treasury Stock
(in thousands, except share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2020	129,060,664	$1,290	$358,912	$(103,764)	$1,807,826	(9,839,759)	$(175,063)	$212	$1,889,413
Net earnings					260,552				260,552
Other comprehensive income				24,914					24,914
Dividends ($0.36 per share)					(43,295)				(43,295)
Issuance of stock under incentive and purchase plans, net of forfeitures			(26,280)			1,364,866	22,473		(3,807)
Stock-based compensation			23,381						23,381
Contribution of noncontrolling interest								19	19
Reclassification of share-based liability awards			5,420						5,420
Balance, May 31, 2021	129,060,664	$1,290	$361,433	$(78,850)	$2,025,083	(8,474,893)	$(152,590)	$231	$2,156,597

	Three Months Ended May 31, 2020
	Common Stock					Treasury Stock
(in thousands, except share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2020	129,060,664	$1,290	$351,481	$(121,390)	$1,704,045	(9,998,775)	$(177,583)	$212	$1,758,055
Net earnings					64,734				64,734
Other comprehensive loss				(13,267)					(13,267)
Dividends ($0.12 per share)					(14,288)				(14,288)
Issuance of stock under incentive and purchase plans, net of forfeitures			479			3,244	63		542
Stock-based compensation			4,886						4,886
Balance, May 31, 2020	129,060,664	$1,290	$356,846	$(134,657)	$1,754,491	(9,995,531)	$(177,520)	$212	$1,800,662

	Nine Months Ended May 31, 2020
	Common Stock					Treasury Stock
(in thousands, except share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2019	129,060,664	$1,290	$358,668	$(124,126)	$1,585,379	(11,135,726)	$(197,350)	$196	$1,624,057
Net earnings					211,880				211,880
Other comprehensive loss				(10,531)					(10,531)
Dividends ($0.36 per share)					(42,768)				(42,768)
Issuance of stock under incentive and purchase plans, net of forfeitures			(21,751)			1,140,195	19,830		(1,921)
Stock-based compensation			17,419						17,419
Contribution of noncontrolling interest								16	16
Reclassification of share-based liability awards			2,510						2,510
Balance, May 31, 2020	129,060,664	$1,290	$356,846	$(134,657)	$1,754,491	(9,995,531)	$(177,520)	$212	$1,800,662
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2020 ("2020 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements included in the 2020 Form 10-K. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "corresponding period" relates to the relevant three or nine month period ended May 31, 2020.

Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.
NOTE 2. CHANGES IN BUSINESS

Facility Closure and Disposition

In October 2019, the Company closed the melting operations at its Rancho Cucamonga facility, which is part of the North America segment. In August 2020, the Company announced plans to sell the Rancho Cucamonga site and the Company ceased operations at this facility in January 2021. As a result, the Company recorded $13.4 million of expense in the nine months ended May 31, 2021, all of which was recorded in the first two quarters of 2021, and $0.9 million and $7.2 million of expense in the three and nine months ended May 31, 2020, respectively, related to asset impairments, severance, pension curtailment, environmental obligations and vendor agreement terminations. The disposition does not meet the criteria for discontinued operations, and as of May 31, 2021, does not qualify for held for sale accounting.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended May 31, 2021
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, March 1, 2021	$(94,856)	$(2,760)	$(4,524)	$(102,140)
Other comprehensive income (loss) before reclassifications	11,775	14,056	(14)	25,817
Amounts reclassified from AOCI	—	(719)	—	(719)
Income tax benefit	—	(1,808)	—	(1,808)
Net other comprehensive income (loss)	11,775	11,529	(14)	23,290
Balance, May 31, 2021	$(83,081)	$8,769	$(4,538)	$(78,850)

	Nine Months Ended May 31, 2021
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2020	$(87,933)	$(11,334)	$(4,497)	$(103,764)
Other comprehensive income (loss) before reclassifications	4,852	25,028	(48)	29,832
Amounts reclassified from AOCI	—	(1,106)	—	(1,106)
Income tax expense (benefit)	—	(3,819)	7	(3,812)
Net other comprehensive income (loss)	4,852	20,103	(41)	24,914
Balance, May 31, 2021	$(83,081)	$8,769	$(4,538)	$(78,850)

	Three Months Ended May 31, 2020
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, March 1, 2020	$(115,642)	$(1,998)	$(3,750)	$(121,390)
Other comprehensive loss before reclassifications	(8,037)	(6,350)	(10)	(14,397)
Amounts reclassified to (from) AOCI	2	(98)	—	(96)
Income tax expense	—	1,224	2	1,226
Net other comprehensive loss	(8,035)	(5,224)	(8)	(13,267)
Balance, May 31, 2020	$(123,677)	$(7,222)	$(3,758)	$(134,657)

	Nine Months Ended May 31, 2020
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2019	$(121,498)	$1,106	$(3,734)	$(124,126)
Other comprehensive loss before reclassifications	(2,179)	(9,969)	(34)	(12,182)
Amounts reclassified from AOCI	—	(312)	—	(312)
Income tax expense	—	1,953	10	1,963
Net other comprehensive loss	(2,179)	(8,328)	(24)	(10,531)
Balance, May 31, 2020	$(123,677)	$(7,222)	$(3,758)	$(134,657)

Items reclassified out of AOCI were immaterial for the three and nine months ended May 31, 2021 and May 31, 2020. Thus, the corresponding line items in the condensed consolidated statements of earnings to which the items were reclassified are not presented.

NOTE 4. REVENUE RECOGNITION

Each fabricated product contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input measure, and these contracts represented 7% and 10% of net sales in the North America segment in the three and nine months ended May 31, 2021, respectively, and 11% and 12% of net sales in the North America segment in the three and nine months ended May 31, 2020, respectively. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure, and these contracts represented 9% of net sales in the North America segment in both the three and nine months ended May 31, 2021, and 12% and 11% in the three and nine months ended May 31, 2020, respectively. Remaining net sales in the North America segment were recognized at a point in time concurrent with the transfer of control, or as amounts were billed to the customer under an available practical expedient.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	May 31, 2021	August 31, 2020
Contract assets (included in accounts receivable)	$67,906	$53,275
Contract liabilities (included in accrued expenses and other payables)	22,151	25,450

The entire contract liability as of August 31, 2020 was recognized as revenue in the nine months ended May 31, 2021.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of fabricated product contracts where revenue is recognized using an input or output measure for which work has not yet been performed. As of May 31, 2021, $776.7 million was allocated to remaining performance obligations in the North America segment related to those contracts.
NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at May 31, 2021 and August 31, 2020, work in process inventories were immaterial. At May 31, 2021 and August 31, 2020, the Company's raw materials inventories were $238.0 million and $123.9 million, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment at May 31, 2021 is detailed in the following table:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross*	$71,941	$4,590	$76,531
Accumulated impairment losses*	(10,036)	(164)	(10,200)
Goodwill, net*	$61,905	$4,426	$66,331
_________________
* The change in balance from August 31, 2020 was immaterial.

The total gross carrying amounts of the Company's intangible assets subject to amortization were $21.9 million and $22.1 million, and the total net carrying amounts were $11.0 million and $12.6 million at May 31, 2021 and August 31, 2020, respectively. These assets were included in other noncurrent assets on the Company's condensed consolidated balance sheets. Intangible amortization expense from continuing operations related to such intangible assets was immaterial for the three and nine months ended May 31, 2021 and 2020. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives at May 31, 2021.

At May 31, 2021 and August 31, 2020, the net carrying amount of the acquired unfavorable contract backlog liability was $1.5 million and $6.0 million, respectively. Amortization of the acquired unfavorable contract backlog was $1.5 million and $4.5 million for the three and nine months ended May 31, 2021, respectively, and $4.4 million and $18.7 million for the corresponding periods, and was recorded as an increase to net sales in the Company’s condensed consolidated statements of earnings.

NOTE 7. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's condensed consolidated balance sheets:

(in thousands)	Classification in Condensed Consolidated Balance Sheets	May 31, 2021	August 31, 2020
Assets:
Operating assets	Other noncurrent assets	$114,774	$114,905
Finance assets	Property, plant and equipment, net	54,501	50,642
Total leased assets		$169,275	$165,547

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$26,799	$27,604
Long-term	Other noncurrent liabilities	96,063	95,810
Total operating lease liabilities		122,862	123,414
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	15,613	14,373
Long-term	Long-term debt	36,757	35,851
Total finance lease liabilities		52,370	50,224
Total lease liabilities		$175,232	$173,638

The components of lease cost were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$8,377	$9,129	$25,750	$26,734
Finance lease expense:
Amortization of assets	3,270	3,343	9,729	8,228
Interest on lease liabilities	555	456	1,673	1,322
Total finance lease expense	3,825	3,799	11,402	9,550
Variable and short-term lease expense	4,584	4,233	13,871	12,547
Total lease expense	$16,786	$17,161	$51,023	$48,831

The weighted average remaining lease term and discount rate for operating and finance leases are presented in the following table:

	May 31, 2021	August 31, 2020
Weighted average remaining lease term (years)
Operating leases	6.4	6.3
Finance leases	3.7	3.8

Weighted average discount rate
Operating leases	4.476%	4.283%
Finance leases	4.194%	4.270%

Cash flow and other information related to leases is included in the following table:

	Nine Months Ended May 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$25,862	$27,003
Operating cash outflows from finance leases	1,665	1,243
Financing cash outflows from finance leases	11,706	9,607

Right of use assets obtained in exchange for lease obligations:
Operating leases	$23,019	$38,363
Finance leases	14,002	16,277

Future maturities of lease liabilities at May 31, 2021 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
Year 1	$32,255	$17,495
Year 2	26,992	15,228
Year 3	21,553	12,637
Year 4	16,576	8,229
Year 5	12,303	2,238
Thereafter	32,922	758
Total lease payments	142,601	56,585
Less imputed interest	19,739	4,215
Present value of lease liabilities	$122,862	$52,370

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2021	May 31, 2021	August 31, 2020
2031 Notes	3.875%	$300,000	$—
2027 Notes	5.375%	300,000	300,000
2026 Notes	5.750%	—	350,000
2023 Notes	4.875%	330,000	330,000
Poland Term Loan	1.710%	54,606	40,713
Short-term borrowings	1.000%	28,900	—
Other	5.100%	19,492	21,329
Finance leases		52,370	50,224
Total debt		1,085,368	1,092,266
Less debt issuance costs		8,504	8,581
Total amounts outstanding		1,076,864	1,083,685
Less current maturities of long-term debt and short-term borrowings		56,735	18,149
Long-term debt		$1,020,129	$1,065,536

In February 2021, the Company issued $300.0 million of 3.875% Senior Notes due February 2031 (the "2031 Notes"). Issuance costs associated with the 2031 Notes were approximately $4.9 million in the nine month period ended May 31, 2021. Interest on the 2031 Notes is payable semiannually.

In May 2018, the Company issued $350.0 million of 5.750% Senior Notes due April 2026 (the "2026 Notes"). In February 2021, the Company accepted for purchase approximately $77.8 million of the outstanding principal amount of the 2026 Notes through a cash tender offer. Following the expiration of the cash tender offer on February 18, 2021, the Company redeemed the remaining outstanding principal amount of the 2026 Notes. In the nine months ended May 31, 2021, the Company recognized a $16.8 million loss on debt extinguishment related to the retirement of the 2026 Notes.

In March 2021, the Company entered into a Fifth Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with a revolving credit facility (the "Revolver") of $400.0 million and a maturity date in March 2026, replacing the Fourth Amended and Restated Credit Agreement with a revolving credit facility of $350.0 million and a maturity date in June 2022. The Company had no amounts drawn under the Revolver or the previous revolving credit facility at May 31, 2021 or August 31, 2020. The availability under the Revolver and the previous revolving credit facility was reduced by outstanding stand-by letters of credit totaling $3.0 million at May 31, 2021 and August 31, 2020.

The Company has a Term Loan facility (the "Poland Term Loan") through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), upon which an incremental principal amount of PLN 50.0 million, or $13.7 million, was drawn in March 2021. At May 31, 2021, the maximum amount available under the facility, PLN 200.0 million, or $54.6 million, was outstanding, compared to PLN 150.0 million, or $40.7 million, outstanding as of August 31, 2020.

During the third quarter of 2021, the Company amended certain terms of the credit facilities in Poland through its subsidiary, CMCP, reducing the total credit facilities from PLN 275.0 million to PLN 250.0 million, or $68.3 million, as of May 31, 2021, and extending the expiration date from March 2022 to March 2024. No amounts were outstanding under these facilities as of May 31, 2021 or August 31, 2020. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $0.9 million and $0.8 million at May 31, 2021 and August 31, 2020, respectively.

The Company's debt agreements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At May 31, 2021, the Company was in compliance with all covenants contained in its debt agreements.

Accounts Receivable Facilities

In April 2021, the Company amended certain terms of the U.S. trade accounts receivable facility (the "U.S. Facility"), reducing the maximum facility from $200 million to $150 million and extending the expiration date from November 2021 to March 2023. The Company had no advance payments outstanding under the U.S. Facility at May 31, 2021 or August 31, 2020.

The Poland accounts receivable facility has a limit of PLN 220.0 million, or $60.1 million, at May 31, 2021. The Company had PLN 105.9 million, or $28.9 million, advance payments outstanding under the Poland accounts receivable facility at May 31, 2021 and none at August 31, 2020.
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

At May 31, 2021, the notional values of the Company's foreign currency and commodity commitments were $274.1 million and $239.4 million, respectively. At August 31, 2020, the notional values of the Company's foreign currency and commodity contract commitments were $138.5 million and $195.8 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at May 31, 2021:

Commodity	Long/Short	Total
Aluminum	Long	4,150	MT
Aluminum	Short	1,750	MT
Copper	Long	624	MT
Copper	Short	8,981	MT
Electricity	Long	1,917,000	MW(h)
_________________
MT = Metric Ton
MW(h) = Megawatt hour

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

Commodity derivatives not designated as hedging instruments resulted in a loss, before income taxes, of $7.9 million and $24.5 million, in the three and nine months ended May 31, 2021, respectively, and a gain, before income taxes, of $1.5 million and $1.9 million in the three and nine months ended May 31, 2020, respectively, primarily recorded in cost of goods sold within the condensed consolidated statements of earnings. Commodity derivatives accounted for as cash flow hedging instruments resulted in a net gain of $12.2 million and $21.0 million, in the three and nine months ended May 31, 2021, respectively, and a net loss of $5.2 million and $8.1 million, in the three and nine months ended May 31, 2020, respectively, recognized in the condensed consolidated statements of comprehensive income. See Note 10, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
NOTE 10. FAIR VALUE

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within the Summary of Significant Accounting Policies footnote in the 2020 Form 10-K.

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	May 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$415,850	$415,850	$—	$—
Commodity derivative assets (2)	11,193	712	—	10,481
Foreign exchange derivative assets (2)	5,482	—	5,482	—
Liabilities:
Commodity derivative liabilities (2)	6,325	6,325	—	—
Foreign exchange derivative liabilities (2)	1,236	—	1,236	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$449,824	$449,824	$—	$—
Commodity derivative assets (2)	202	202	—	—
Foreign exchange derivative assets (2)	1,484	—	1,484	—
Liabilities:
Commodity derivative liabilities (2)	19,000	3,993	—	15,007
Foreign exchange derivative liabilities (2)	459	—	459	—
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

	May 31, 2021
Unobservable Inputs	Low	High	Average
Floating rate (PLN)	217.38	296.36	251.10

	May 31, 2020
Unobservable Inputs	Low	High	Average
Floating rate (PLN)	151.74	265.00	207.50

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivative recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time may cause volatility in the fair value estimate and is the primary reason for unrealized gains and losses included in other comprehensive income ("OCI") in the three and nine months ended May 31, 2021 and 2020.

(in thousands)	Three Months Ended May 31, 2021
Balance, March 1, 2021	$(4,285)
Total gains, realized and unrealized
Unrealized holding gain(1)	15,459
Reclassification for gain included in net earnings(2)	(693)
Balance, May 31, 2021	$10,481

(in thousands)	Nine Months Ended May 31, 2021
Balance, September 1, 2020	$(15,007)
Total gains, realized and unrealized
Unrealized holding gain(1)	26,434
Reclassification for gain included in net earnings(2)	(946)
Balance, May 31, 2021	$10,481

(in thousands)	Three Months Ended May 31, 2020
Balance, March 1, 2020	$(3,586)
Total losses, realized and unrealized
Unrealized holding loss(1)	(6,443)
Reclassification for loss included in net earnings(2)	—
Balance, May 31, 2020	$(10,029)

(in thousands)	Nine Months Ended May 31, 2020
Balance, September 1, 2019	$—
New commodity contract	1,083
Total losses, realized and unrealized
Unrealized holding loss(1)	(11,112)
Reclassification for loss included in net earnings(2)	—
Balance, May 31, 2020	$(10,029)
________________
(1)    Unrealized holding gains/(losses) are included in OCI in the condensed consolidated statements of comprehensive income.
(2)    (Gains)/losses included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

There were no material non-recurring fair value remeasurements during the three and nine months ended May 31, 2021 or 2020.

The carrying values of the Company's short-term items approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		May 31, 2021		August 31, 2020
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2031 Notes (1)	Level 2	$300,000	$298,455	$—	$—
2027 Notes (1)	Level 2	300,000	318,003	300,000	319,377
2023 Notes (1)	Level 2	330,000	347,912	330,000	345,335
Poland Term Loan(2)	Level 2	54,606	54,606	40,713	40,713
Short-term borrowings (2)	Level 2	28,900	28,900	—	—
2026 Notes (1)	Level 2	—	—	350,000	367,374
_________________
(1) The fair values of the Notes were determined based on indicated market values.
(2) The Poland Term Loan and short-term borrowings contain variable interest rates, and as a result, the carrying values approximate fair value.
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

During the nine months ended May 31, 2021 and 2020, the Company granted the following awards under its stock-based compensation plans:

	May 31, 2021		May 31, 2020
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,512	$20.51	1,521	$18.32
Liability method	324	N/A	426	N/A

During the three and nine months ended May 31, 2021, the Company recorded expense of $3.2 million and $5.0 million, respectively, for mark-to-market adjustments on liability awards, and recorded immaterial mark-to-market adjustments on liability awards for the three and nine months ended May 31, 2020. At May 31, 2021, the Company had outstanding 711,148 equivalent shares accounted for under the liability method. The Company expects 675,590 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2021	2020	2021	2020
Stock-based compensation expense	$13,800	$6,170	$35,558	$21,975

NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share data)	2021	2020	2021	2020
Earnings from continuing operations	$130,408	$64,169	$260,552	$210,520
Basic earnings per share:
Shares outstanding for basic earnings per share	120,613,652	119,192,962	120,241,579	118,828,870
Basic earnings per share from continuing operations	$1.08	$0.54	$2.17	$1.77
Diluted earnings per share:
Shares outstanding for basic earnings per share	120,613,652	119,192,962	120,241,579	118,828,870
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,580,003	1,085,779	1,610,565	1,448,867
Shares outstanding for diluted earnings per share	122,193,655	120,278,741	121,852,144	120,277,737
Diluted earnings per share from continuing operations	$1.07	$0.53	$2.14	$1.75

Anti-dilutive shares not included above were immaterial for all periods presented.

Restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic earnings per share calculation until the shares vest.
During the first quarter of 2015, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $100.0 million of shares of common stock. During the nine months ended May 31, 2021, CMC did not repurchase any shares of common stock. CMC had remaining authorization to repurchase $27.6 million of common stock at May 31, 2021.
NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal and Environmental Matters

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

The Company has received notices from the U.S. Environmental Protection Agency ("EPA") or state agencies with similar responsibility that it is considered a potentially responsible party at several sites, none of which are owned by the Company, and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or similar state statutes to conduct remedial investigations, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA for such activities. The Company is involved in litigation or administrative proceedings with regard to several of these sites in which the Company is contesting, or at the appropriate time may contest, its liability at the sites. In addition, the Company has received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Some of these environmental matters or other proceedings may result in fines, penalties or judgments being assessed against the Company. At May 31, 2021 and August 31, 2020, the amounts accrued for cleanup and remediation costs in connection with CERCLA sites were immaterial. The estimation process is based on currently available information which is, in many cases, preliminary and incomplete. Total accrued environmental liabilities, including CERCLA sites, were $6.1 million and $3.4 million at May 31, 2021 and August 31, 2020, respectively, of which $2.5 million and $2.7 million were classified as other long-term liabilities at May 31, 2021 and August 31, 2020, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid. Historically, the amounts the Company has ultimately paid for such remediation activities have not been material.

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

The following is a summary of certain financial information from continuing operations by reportable segment:

	Three Months Ended May 31, 2021
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$1,558,068	$284,107	$2,866	$1,845,041
Adjusted EBITDA	207,330	50,005	(36,214)	221,121

	Nine Months Ended May 31, 2021
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$4,010,567	$680,769	$7,778	$4,699,114
Adjusted EBITDA	534,576	80,582	(108,671)	506,487
Total assets at May 31, 2021	3,089,579	675,880	625,616	4,391,075

	Three Months Ended May 31, 2020
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$1,167,081	$173,817	$785	$1,341,683
Adjusted EBITDA	159,394	14,270	(26,882)	146,782

	Nine Months Ended May 31, 2020
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$3,545,084	$519,285	$2,985	$4,067,354
Adjusted EBITDA	486,957	39,080	(81,729)	444,308
Total assets at August 31, 2020*	2,862,805	532,850	686,073	4,081,728
_________________
*Total assets listed in Corporate and Other at August 31, 2020 includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2021	2020	2021	2020
Earnings from continuing operations	$130,408	$64,169	$260,552	$210,520
Interest expense	11,965	15,409	40,245	47,875
Income taxes	38,175	23,804	80,709	73,981
Depreciation and amortization	41,804	41,765	125,176	124,095
Amortization of acquired unfavorable contract backlog	(1,508)	(4,348)	(4,540)	(18,676)
Asset impairments	277	5,983	4,345	6,513
Adjusted EBITDA	$221,121	$146,782	$506,487	$444,308

Disaggregation of Revenue

The following tables display revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended May 31, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$346,614	$5,904	$—	$352,518
Steel products	626,084	215,088	—	841,172
Downstream products	475,714	56,444	—	532,158
Other	109,656	6,277	3,260	119,193
Net sales-unaffiliated customers	1,558,068	283,713	3,260	1,845,041
Intersegment net sales, eliminated on consolidation	—	394	(394)	—
Net sales	$1,558,068	$284,107	$2,866	$1,845,041

	Nine Months Ended May 31, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$811,863	$13,509	$—	$825,372
Steel products	1,597,942	524,025	—	2,121,967
Downstream products	1,313,140	124,679	—	1,437,819
Other	287,622	17,244	9,090	313,956
Net sales-unaffiliated customers	4,010,567	679,457	9,090	4,699,114
Intersegment net sales, eliminated on consolidation	—	1,312	(1,312)	—
Net sales	$4,010,567	$680,769	$7,778	$4,699,114

	Three Months Ended May 31, 2020
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$159,174	$2,499	$—	$161,673
Steel products	420,169	132,741	—	552,910
Downstream products	494,519	32,885	—	527,404
Other	93,219	5,340	1,137	99,696
Net sales-unaffiliated customers	1,167,081	173,465	1,137	1,341,683
Intersegment net sales, eliminated on consolidation	—	352	(352)	—
Net sales	$1,167,081	$173,817	$785	$1,341,683

	Nine Months Ended May 31, 2020
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$534,109	$7,112	$—	$541,221
Steel products	1,298,980	410,010	—	1,708,990
Downstream products	1,436,011	84,843	—	1,520,854
Other	275,984	16,196	4,109	296,289
Net sales-unaffiliated customers	3,545,084	518,161	4,109	4,067,354
Intersegment net sales, eliminated on consolidation	—	1,124	(1,124)	—
Net sales	$3,545,084	$519,285	$2,985	$4,067,354

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (the "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2020 (the "2020 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the sections entitled "Risk Factors" in Part I, Item 1A of our 2020 Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended February 28, 2021. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "corresponding period" relates to the three or nine month period ended May 31, 2020.

COVID-19 UPDATE

The impact of the COVID-19 pandemic ("COVID-19" or "pandemic") on our operations, including supply chain disturbances, continued to subside during the three months ended May 31, 2021. Demand for our products in the end-use markets we serve has increased during the three and nine months ended May 31, 2021 compared to the corresponding periods. We continue to evaluate the nature and extent of future impacts of the evolving pandemic on our operations and are complying with applicable state and local law and are taking into consideration relevant guidance, including the guidelines of the U.S. Centers for Disease Control and other authorities, to prioritize the health and safety of our employees, families, suppliers, customers and communities. Given the dynamic and uncertain nature and duration of the pandemic, we cannot reasonably estimate the long-term impact of COVID-19 on our business, results of operations and overall financial performance at this time.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2020 Form 10-K.

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

Key Performance Indicators

Adjusted EBITDA from continuing operations ("adjusted EBITDA") is used by management to compare and evaluate the period-over-period underlying business operational performance of our segments. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in metal margin of our steel products and downstream products period-over-period is a consistent area of focus for our Company and industry. Metal margin is a metric used by management to monitor the results of our vertically integrated organization. For our steel products, metal margin is the difference between the average selling price per ton of rebar, merchant and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices due to competitive pressures on prices. The metal margin for our downstream products is the difference between the average selling price per ton of fabricated rebar and steel fence post products and the scrap input costs to produce these products. The majority of our downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations.

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2021	2020	2021	2020
Net sales	$1,845,041	$1,341,683	$4,699,114	$4,067,354
Earnings from continuing operations	130,408	64,169	260,552	210,520
Diluted earnings per share	$1.07	$0.53	$2.14	$1.75

Net sales for the three and nine months ended May 31, 2021 increased $503.4 million, or 38%, and $631.8 million, or 16%, respectively, compared to the corresponding periods. The growth in net sales is largely attributable to increased demand across multiple product lines, which resulted in higher volumes of raw materials in our North America segment and higher volumes of steel products in both of our segments compared to the corresponding periods, which were negatively impacted by COVID-19 restrictions. Additionally, net sales for the three and nine months ended May 31, 2021 continued to be affected by rising scrap prices, which have favorably impacted quarter-over-quarter and year-over-year average selling prices for raw materials in our North America segment and for steel products in both of our segments.

In the third quarter of 2021, we achieved earnings from continuing operations of $130.4 million, an increase of $66.2 million, or 103%, compared to the corresponding period, driven largely by increased volumes of raw materials and steel products and expansion of raw materials margin per ton and steel products metal margin per ton. Earnings from continuing operations in the nine months ended May 31, 2021 increased $50.0 million, or 24%, year-over-year, due to increased volumes and raw materials margin per ton in our North America segment and higher volumes of steel products in both of our segments due to strong demand in our end-use markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.5 million and $17.0 million for the three and nine months ended May 31, 2021, respectively, compared to the corresponding periods. The increases were driven primarily by increases in labor-related expenses in the three and nine months ended May 31, 2021, offset by reduced travel-related expenses in the nine months ended May 31, 2021.

Interest Expense

Interest expense for the three and nine months ended May 31, 2021 decreased $3.4 million and $7.6 million, respectively, compared to the corresponding periods. The decreases were driven in part by the lower interest rate on the 2031 Notes, which were outstanding during the three months ended May 31, 2021, compared to the interest rate on the 2026 Notes, which were outstanding during the corresponding period. This decrease was coupled with a reduction in long-term debt, due primarily to the early repayment of the Term Loan (as defined in Note 10, Credit Arrangements, to the consolidated financial statements in our 2020 Form 10-K) in the year ended August 31, 2020.

Income Taxes

The effective income tax rate from continuing operations for the three and nine months ended May 31, 2021 was 22.6% and 23.7%, respectively, compared with 27.1% and 26.0% in the corresponding periods. The decreases are primarily due to a reduction of state income taxes combined with the effects of higher pre-tax earnings in the current year compared to the corresponding period.
SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. See Note 14, Business Segments, to our condensed consolidated financial statements for more information. The operational data presented in the tables below is calculated using averages and, therefore, it is not meaningful to quantify the effect that any individual component had on the segment's net sales or adjusted EBITDA.

North America

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2021	2020	2021	2020
Net sales	$1,558,068	$1,167,081	$4,010,567	$3,545,084
Adjusted EBITDA	207,330	159,394	534,576	486,957

External tons shipped (in thousands)
Raw materials	368	288	1,000	929
Rebar	500	463	1,458	1,399
Merchant and other	289	211	821	685
Steel products	789	674	2,279	2,084
Downstream products	408	427	1,122	1,206

Average selling price (per ton)
Steel products	$794	$624	$702	$625
Downstream products	963	966	943	976

Cost of ferrous scrap utilized per ton	$369	$239	$327	$238
Steel products metal margin per ton	425	385	375	387

Net sales for the three and nine months ended May 31, 2021 increased $391.0 million, or 34%, and $465.5 million, or 13%, respectively, compared to the corresponding periods. The year-over-year increases in net sales were primarily due to increased demand in our end-use markets for steel products driven by greater construction and industrial activity in the three months ended May 31, 2021 compared to the prior year, which was impacted by COVID-19 restrictions. Additionally, rising scrap prices led to sharp per ton increases in raw materials average selling prices in the three and nine months ended May 31, 2021, and $170 and $77 per ton increases in steel products average selling prices in the three and nine months ended May 31, 2021, respectively, compared to the corresponding periods. Average selling prices for downstream products, however, do not reflect similar per ton increases, as such prices were largely driven by projects that were contracted prior to the steep escalation of input costs. Net sales included amortization benefit of $1.5 million and $4.5 million for the three and nine months ended May 31, 2021, respectively, and $4.4 million and $18.7 million for the corresponding periods, respectively, related to the acquired unfavorable contract backlog.

Adjusted EBITDA for the three and nine months ended May 31, 2021 increased $47.9 million, or 30%, and $47.6 million, or 10%, respectively, compared to the corresponding periods. The year-over-year increase in adjusted EBITDA in the three months ended May 31, 2021 was due primarily to expansion of raw materials margin per ton and steel products metal margin per ton, coupled with an 80 thousand ton increase in raw materials shipped and a 115 thousand ton increase in steel products shipped. During the nine months ended May 31, 2021, shipments of raw materials and steel products increased by 8% and 9%, respectively, and raw materials margin per ton increased by 33% compared to the corresponding period. These increases were partially offset by declines in shipments of downstream products, driven in part by delays in domestic construction activity due to heavy rainfall in several of our key markets during the three and nine months ended May 31, 2021 compared to the corresponding periods. Adjusted EBITDA did not include the $1.5 million or $4.5 million benefit of the amortization of the acquired unfavorable contract backlog reserve described above. Adjusted EBITDA included non-cash stock compensation expense of $3.4 million and $10.5 million for the three and nine months ended May 31, 2021, respectively, and $2.9 million and $8.5 million for the corresponding periods.

Europe

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2021	2020	2021	2020
Net sales	$284,107	$173,817	$680,769	$519,285
Adjusted EBITDA	50,005	14,270	80,582	39,080

External tons shipped (in thousands)
Rebar	141	122	347	389
Merchant and other	263	252	807	703
Steel products	404	374	1,154	1,092

Average selling price (per ton)
Steel products	$664	$437	$552	$449

Cost of ferrous scrap utilized per ton	$376	$239	$324	$245
Steel products metal margin per ton	288	198	228	204

Net sales for the three and nine months ended May 31, 2021 increased $110.3 million, or 63%, and $161.5 million, or 31%, respectively, compared to the corresponding periods. The increases were driven largely by growing demand for steel products from both construction and industrial end markets and a continued upturn in Central European manufacturing activity, along with increases in steel products average selling prices of $227 and $103 per ton during the three and nine months ended May 31, 2021, respectively, compared to the corresponding periods. Net sales for the three and nine months ended May 31, 2021 were also impacted by favorable foreign currency translation adjustments of $22.6 million and $35.6 million, respectively, due to the decrease in the average value of the U.S. dollar relative to the Polish zloty.

Adjusted EBITDA for the three and nine months ended May 31, 2021 increased $35.7 million, or 250%, and $41.5 million, or 106%, respectively, as compared to the corresponding periods. The primary driver of the increase in adjusted EBITDA was an expansion in steel products metal margin per ton. During the third quarter of 2021, steel products metal margin per ton increased 45% compared to the third quarter of 2020, contributing to a year-to-date increase in steel products metal margin per ton of 12% during the nine months ended May 31, 2021 compared to the corresponding period. Adjusted EBITDA for the three and nine months ended May 31, 2021 included favorable foreign currency exchange rate impacts of $4.1 million and $5.1 million, respectively. Adjusted EBITDA included non-cash stock compensation expense of $0.8 million and $2.2 million for the three and nine months ended May 31, 2021, respectively, and $0.3 million and $1.1 million for the corresponding periods.

Corporate and Other

Corporate and Other reported adjusted EBITDA loss of $36.2 million and $108.7 million for the three and nine months ended May 31, 2021, respectively, as compared to adjusted EBITDA loss of $26.9 million and $81.7 million in the corresponding periods. The primary reason for the increase in the year-to-date adjusted EBITDA loss was the $16.8 million loss on debt extinguishment incurred in the nine months ended May 31, 2021, with no such cost in the corresponding period. Additionally, adjusted EBITDA included non-cash stock compensation expense of $9.6 million and $22.9 million for the three and nine months ended May 31, 2021, respectively, compared to $3.0 million and $12.4 million for the corresponding periods, respectively. The increase in non-cash stock compensation expense fluctuated in line with the increase in our stock price as of May 31, 2021 compared to the corresponding period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities result primarily from the sale of steel, nonferrous metals and related products. We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We record allowances for the accounts receivable we estimate will not be collected based on market conditions, customers' financial condition, and other factors. Historically, these allowances have not been material. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 15% of total trade receivables at May 31, 2021.

We use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 9, Derivatives, for further information.

The table below reflects our sources, facilities and available liquidity at May 31, 2021. See Note 8, Credit Arrangements, for additional information.

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$443,120	$443,120
Notes due from 2023 to 2031	930,000	*
Revolver	400,000	396,958
U.S. accounts receivable facility	150,000	150,000
Poland credit facilities	68,258	66,314
Poland accounts receivable facility	60,067	25,706
Poland Term Loan	54,606	—
_________________
*We believe we have access to additional financing and refinancing, if needed.

Cash Flows

Operating Activities
Net cash flows from operating activities were $94.2 million for the nine months ended May 31, 2021 compared to $531.8 million for the nine months ended May 31, 2020. Net earnings increased by $48.7 million year-over-year, offset by a $459.2 million year-over-year net increase in cash used by operating assets and liabilities ("working capital"). Rising scrap prices and greater inventory levels drove increases in both inventory and, to a lesser extent, accounts payable in the nine months ended May 31, 2021 compared to the corresponding period, and higher average selling prices increased accounts receivable in the nine months ended May 31, 2021 compared to the corresponding period. The increases in working capital were partially offset by an eleven day decrease in continuing operations operating working capital days year-over-year.

Investing Activities
Net cash flows used by investing activities were $104.0 million and $128.9 million for the nine months ended May 31, 2021 and 2020, respectively. The $24.9 million decrease in net cash flows used by investing activities was primarily caused by changes in acquisition and disposition activity, which resulted in a $9.9 million year-over-year decline in acquisitions and an $11.8 million year-over-year increase in cash proceeds from the sale of property, plant and equipment and other in the nine months ended May 31, 2021 compared to the corresponding period.

We estimate that our 2021 capital spending will range from $200 million to $225 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

Financing Activities
Net cash flows used by financing activities were $88.2 million and $132.7 million for the nine months ended May 31, 2021 and 2020, respectively. Net cash flows used by financing activities decreased as a result of net proceeds from accounts receivable facilities of $27.6 million in the nine months ended May 31, 2021, compared to no such proceeds in the corresponding period, along with a reduction in net long-term debt repayments, which totaled $52.7 million in the nine months ended May 31, 2021 compared to $87.9 million in the corresponding period. Partially offsetting these reductions in net cash flows used by financing activities, we paid $13.1 million of debt extinguishment costs related to our early retirement of the 2026 Notes in the nine months ended May 31, 2021.

Our cash and cash equivalents position remains strong at $443.1 million as of May 31, 2021. We anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be sufficient to meet our cash requirements for the next twelve months. However, in the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

CONTRACTUAL OBLIGATIONS
Our contractual obligations at May 31, 2021 increased by approximately $72.5 million from August 31, 2020, primarily due to an increase in purchase obligations and advance payments outstanding under the Poland accounts receivable facility, offset by a decrease in long-term debt and interest payable. Our estimated contractual obligations for the twelve months ending May 31, 2022 are approximately $614.5 million and primarily consist of expenditures incurred in connection with normal business operations.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At May 31, 2021, we had committed $24.8 million under these arrangements, of which $3.0 million reduced availability under the Revolver.
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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by acquisitions and strategic investments, demand for our products, metal margins, the effect of COVID-19 and related governmental and economic responses thereto, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, share repurchases, legal proceedings, the undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans, or intentions.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors, of our 2020 Form 10-K and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the period ended February 28, 2021, as well as the following:

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
•impacts from COVID-19 on the economy, demand for our products, global supply chain and on our operations, including the responses of governmental authorities to contain COVID-19 and the impact from the distribution of various COVID-19 vaccines;
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
•currency fluctuations;

•global factors, such as trade measures, military conflicts and political uncertainties, including the impact of the Biden administration on current trade regulations, such as Section 232 trade tariffs, tax legislation and other regulations which might adversely impact our business;
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
You should refer to the "Risk Factors" disclosed in our periodic and current reports filed with the SEC for specific risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on any forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended May 31, 2021, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $135.6 million, or 98%, compared to August 31, 2020. This increase was primarily due to forward contracts denominated in euro with a Polish zloty functional currency, which increased $133.9 million compared to August 31, 2020.

During the nine months ended May 31, 2021, the Company's total commodity contract commitments increased $43.6 million, or 22%. This increase was primarily due to the significant increase in copper prices as of May 31, 2021 as compared to August 31, 2020.

There were no other material changes to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2020 Form 10-K.
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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended May 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For information regarding our legal proceedings, refer to "Legal and Environmental Matters" in Note 13 to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Form 10-Q.

With respect to administrative or judicial proceedings arising under any Federal, State, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, we have determined that we will disclose any such proceeding if we reasonably believe such proceeding could result in monetary sanctions, exclusive of interest and costs, of at least $1.0 million. We believe that this threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition. Applying this threshold, there were no environmental matters to disclose for this period.
ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2020 Form 10-K and Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the period ended February 28, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended May 31, 2021.

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

10.1
Fifth Amended and Restated Credit Agreement, dated March 31, 2021, by and among Commercial Metals Company, CMC International Finance, a société à responsabilité limitée, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, Citibank, N.A. and PNC Bank, National Association as Co-Syndication Agents, the lenders from time to time party thereto, BOFA Securities, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association and Citibank, N.A. as Joint Lead Arrangers and Joint Book Runners (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K dated March 31, 2021 and incorporated herein by reference).

10.2
Amendment No. 9 to Receivables Purchase Agreement, dated April 1, 2021, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., Coöperatieve Rabobank U.A, and Nieuw Amsterdam Receivables Corporation B.V. (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K dated March 31, 2021 and incorporated herein by reference).

10.3
Omnibus Amendment No. 4 (First Amendment and Restatement of each of the Receivables Purchase Agreement, the Receivables Sale Agreement and the Performance Undertaking), dated April 1, 2021, by and among Commercial Metals Company, Structural Metals, Inc., CMC Steel Fabricators, Inc., SMI Steel LLC, Owen Electric Steel Company of South Carolina, AHT, Inc., CMC Steel Oklahoma, LLC, CMC Steel US, LLC, TAMCO, CMC Post Oklahoma, LLC, CMC Receivables, Inc., Wells Fargo Bank, N.A., and Truist Bank (filed as Exhibit 10.3 to Commercial Metals Company's Current Report on Form 8-K dated March 31, 2021 and incorporated herein by reference).

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

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

June 24, 2021	/s/ Paul J. Lawrence
Paul J. Lawrence
Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)