Form 10-K
period 2021-08-31
COMMERCIAL METALS Co
filed 2021-10-14
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4304
Commercial Metals Company
(Exact name of registrant as specified in its charter)

Delaware	75-0725338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6565 N. MacArthur Blvd., Irving, Texas 75039
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the Company's common stock on February 28, 2021 held by non-affiliates of the registrant based on the closing price per share on February 28, 2021 on the New York Stock Exchange was approximately $3.0 billion.
As of October 13, 2021, 120,590,542 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following document are incorporated by reference into the listed Part of Form 10-K:
Registrant's definitive proxy statement for the 2022 annual meeting of stockholders — Part III
1

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (hereinafter referred to as the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties and other factors. For a discussion of important factors that could cause our results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements, please refer to Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

OVERVIEW

Founded in 1915 as a single scrap yard in Dallas, Texas, Commercial Metals Company ("CMC") and its subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and fabricate steel and metal products and provide related materials and services through a network of facilities that includes seven electric arc furnace ("EAF") mini mills, two EAF micro mills, one rerolling mill, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the United States ("U.S.") and Poland.

We provide differentiating value for our customers through our industry-leading customer service with a low cost, high-quality production process, and operate under the guiding principles of placing the customer at the core of all we do, staying committed to our employees, giving back to our communities and creating value for our investors. From our inception, our business model has been strategically built on sustainable principles. This includes recycling metals, manufacturing products from 100% recycled material using energy-efficient technology and employing closed loop water recycling processes.

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

2019 Acquisition

On November 5, 2018 (the "Acquisition Date"), the Company completed the acquisition (the "Acquisition") of 33 reinforcing bar ("rebar") fabrication facilities in the U.S., as well as four EAF mini mills located in Knoxville, Tennessee, Jacksonville, Florida, Sayreville, New Jersey and Rancho Cucamonga, California from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses." For further details, refer to Note 2, Changes in Business, in Part II, Item 8 of this Annual Report.

Segments

The Company has two operating and reportable segments: North America and Europe.

NORTH AMERICA SEGMENT

Our North America segment is a vertically integrated network of recycling facilities, steel mills and fabrication operations. Our strategy in North America is to optimize our vertically integrated value chain to maximize profitability. To execute our strategy, we seek to (i) obtain the lowest possible input costs, primarily from our recycling facilities that we operate to provide low-cost scrap to our steel mills, (ii) operate modern, efficient EAF steel mills and (iii) enhance operational efficiency by utilizing our fabrication operations to optimize our steel mill volumes and obtain the highest possible selling prices to maximize metal margin. We strive to maximize cash flow generation through increased productivity, high capacity utilization and optimal product mix. To remain competitive, we regularly make substantial capital expenditures. We have invested approximately 73%, 68% and 64% of our total capital expenditures in our North America segment during 2021, 2020 and 2019, respectively. For logistics, we utilize a fleet of trucks we own or lease as well as private haulers, railcars, export containers and barges.

Our 38 scrap metal recycling facilities, primarily located in the southeast and central U.S., process ferrous and nonferrous scrap metals. These facilities purchase processed and unprocessed ferrous and nonferrous metals from a variety of sources including manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, shipyards, demolition businesses, automobile salvage firms, wrecking companies and retail individuals. Our recycling facilities utilize specialized equipment to efficiently process large volumes of ferrous material, including seven large machines capable of shredding obsolete automobiles or other sources of scrap metal. Certain facilities also have nonferrous downstream equipment, including extensive equipment at three of our facilities that reclaim metal from insulated copper wire, to allow us to capture more metal content. With the exception of precious metals, our scrap metal processing facilities recycle and process almost all types of metal. We sell ferrous and nonferrous scrap metals (collectively referred to as "raw materials") to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Raw materials margin per ton is defined as the difference between the selling prices for processed and recycled ferrous and nonferrous scrap metals and the price paid to purchase obsolete and industrial scrap. Raw material sales in our North America segment accounted for 17%, 13% and 16% of consolidated net sales in 2021, 2020 and 2019, respectively.

Our steel mill operations consist of six EAF mini mills, two EAF micro mills and one rerolling mill. Our steel mills manufacture finished long steel products including rebar, merchant bar, light structural and other special sections as well as semi-finished billets for rerolling and forging applications (collectively referred to as "steel products"). Each EAF mini mill consists of:

•a melt shop with an electric arc furnace;
•continuous casting equipment that shapes molten metal into billets;
•a reheating furnace that prepares billets for rolling;
•a rolling line that forms products from heated billets;
•a mechanical cooling bed that receives hot products from the rolling line;
•finishing facilities that shear, straighten, bundle and prepare products for shipping; and
•supporting facilities such as maintenance, warehouse and office areas.

Our EAF micro mills utilize similar equipment and processes as described above; however, these facilities utilize unique continuous process technology where metal flows uninterrupted from melting to casting to rolling. Our rerolling mill does not utilize a melt shop; the rerolling process begins by reheating billets to roll into finished steel products. In addition, CMC has three facilities capable of producing spooled rebar. The estimated annual capacity for our steel mills, included in Item 2, "Properties," assumes a typical product mix and does not represent the quantity of likely production or shipments in each fiscal year. Descriptions of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our mills roll many different types and sizes of products depending on market conditions, including pricing and demand.

In August 2020, we announced the construction of a third micro mill in Mesa, Arizona. This micro mill will be the first in the world to produce merchant bar quality products through a continuous production process, and will employ the latest technology in EAF power supply systems which will allow us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. The new facility will replace the rebar capacity at our Rancho Cucamonga, California mill, which was classified as held for sale as of August 31, 2021, and will allow us to more efficiently meet West Coast demand for steel products. We began construction of the third micro mill in 2021 and expect this micro mill to startup in 2023. For further details on the classification of the Rancho Cucamonga, California mill, refer to Note 2, Changes in Business, in Part II, Item 8 of this Annual Report.

Ferrous scrap is the primary raw material used by our steel mills. While ferrous scrap is subject to significant price fluctuations, we believe the supply is adequate to meet our future needs. Our mills consume large amounts of electricity and natural gas. We have not had any significant curtailments, and we believe that energy supplies are adequate. The supply and demand of regional and national energy, and the extent of applicable regulatory oversight of rates charged by providers, affect the prices we pay for electricity and natural gas. Our mills ship to a broad range of customers and end markets across the U.S. The primary end markets are construction and fabricating industries, metals service centers, original equipment manufacturers and agricultural, energy and petrochemical industries. Steel products sales in our North America segment accounted for 34%, 32% and 30% of consolidated net sales in 2021, 2020 and 2019, respectively. Due to the nature of our steel products, we do not have a long lead time between order receipt and delivery. We generally fill orders for steel products from inventory or with products near completion. As a result, we do not believe our steel products backlog is a significant factor in the evaluation of our North America operations.

Our fabrication operations include 57 facilities engaged in various aspects of steel fabrication. Most of these facilities engage in general fabrication of reinforcing steel. Four of these facilities fabricate steel fence posts. Our fabricated rebar and steel fence posts (collectively referred to as "downstream products") operations shear, bend, weld and fabricate steel. Fabricated rebar is used to reinforce concrete primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams, and is generally sold in response to a competitive bid solicitation. Many of the resulting projects are fixed price over the life of the project. We also provide installation services in certain markets. We obtain steel for our fabrication operations primarily from our own steel mills, and the demand created by our fabrication operations optimizes the production from our steel mills.

Downstream products sales in our North America segment accounted for 27%, 35% and 33% of consolidated net sales in 2021, 2020 and 2019, respectively. Downstream products backlog, defined as the total value of unfulfilled orders, was $1.5 billion and $1.1 billion at August 31, 2021 and 2020, respectively.

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

Our mini mill is a significant manufacturer of steel products including rebar, merchant bar and wire rod in Central Europe and consists of three rolling lines. The third rolling line startup, which occurred in late 2021, takes advantage of historical excess melting capacity, expands our overall rolling capacity and allows the rolling lines to now operate independently for each steel product type. The first rolling line is designed to allow efficient and flexible production of a range of medium section merchant bar products. The second rolling line is dedicated primarily to rebar production. The third rolling line is designed to produce high grade wire rod. Our mini mill sells steel products primarily to fabricators, manufacturers, distributors and construction companies, mostly to customers located within Poland. However, the mini mill also exports steel products to the Czech Republic, Germany, Hungary, Slovakia and other countries. Ferrous metal, the principal raw material used by our mini mill, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they can be subject to significant price fluctuations. Steel products sales in our Europe segment accounted for 12%, 10% and 11% of consolidated net sales in 2021, 2020 and 2019, respectively.

Our fabrication operations consist of five steel fabrication facilities located in Poland which produce downstream products, primarily fabricated rebar and wire mesh. Three of our facilities have expanded captive uses for a portion of the rebar and wire rod manufactured at the mini mill. They are similar to the facilities operated by our North America segment and sell fabricated rebar primarily to contractors for incorporation into construction projects. In addition to fabricated rebar, our fabrication operations sell other downstream products including fabricated mesh, assembled rebar cages and other fabricated rebar by-products. Additionally, we operate two other fabrication facilities in Poland that produce welded steel mesh, cold rolled wire rod and cold rolled rebar. These facilities supplement sales of fabricated rebar by offering wire mesh to customers, which include metals service centers and construction contractors. We are among the largest manufacturers of wire mesh in Poland. In addition to sales of downstream products in the Polish market, we also export our downstream products to neighboring countries such as the Czech Republic, Germany and Slovakia.

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

COMPETITION

Our North America and Europe segments compete with national and international scrap metal processors and primary nonferrous metal producers and local, regional, national and international manufacturers and suppliers of steel. We compete primarily on the services we provide to our customers and on the quality and price of our products. The nonferrous recycling industry is highly fragmented in the U.S.; however, we believe our recycling operations are among the largest engaged in the recycling of nonferrous metals in the U.S. We are also a major regional processor of ferrous metal. We produce a significant percentage of the total U.S. output of rebar and merchant bar. We also believe we are the largest manufacturer, and among the largest fabricators, of rebar in the U.S., as well as the largest manufacturer of steel fence posts in the U.S. In Poland, we believe we are the largest producer of merchant bars for the products we produce and the second largest producer of rebar and wire rod.

See Part I, Item 1A, "Risk Factors — Risks Related to Our Business" of this Annual Report.

ENVIRONMENTAL MATTERS

A significant factor in our business is our compliance with environmental laws and regulations. See Part I, Item 1A, "Risk Factors — Risks Related to the Regulatory Environment" in this Annual Report. Compliance with and changes to various environmental requirements and environmental risks applicable to our industry may adversely affect our business, results of operations and financial condition.

Occasionally, we may be required to clean up or take remedial action with regard to sites we operate or formerly operated. We may also be required to pay for a portion of the cleanup or remediation cost at sites we never owned or at sites which we never operated, if we are found to have arranged for treatment or disposal of hazardous substances on the sites. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and analogous state statutes, we could be responsible for both the costs of cleanup as well as for associated natural resource damages. The U.S. Environmental Protection Agency ("EPA"), or equivalent state agency, has named us as a potentially responsible party ("PRP") at several federal Superfund sites or similar state sites. In some cases, these agencies allege that we are one of many PRPs responsible for the cleanup of a site because we sold scrap metals to, or otherwise disposed of materials at, the site. With respect to the sale of scrap metals, we contend that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that we do not control should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under federal law. Subject to the satisfaction of certain conditions, the Superfund Recycling Equity Act provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under federal law. Despite Congress' clarification of the intent of the federal law, some state laws and environmental agencies still seek to impose liability on the basis of such arm's length sale constituting "an arrangement for disposal or treatment of hazardous substances." We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials, and we continue to support clarification of state laws and regulations consistent with Congress' action.

New federal, state and local laws, regulations, foreign laws, with respect to our Polish operations, and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures in order to comply with environmental requirements. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2021, we incurred environmental costs, including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of $49.8 million. In addition, we spent $3.1 million on capital expenditures for environmental projects in 2021. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental projects during 2022 to be approximately $6.2 million.

EMPLOYEES AND WORKFORCE CULTURE

Our employees are our most important asset and are fundamental to our success. We recognize that each employee brings a diverse background and a unique skill set, and have fostered a culture that challenges conventional thinking, promotes teamwork, requires accountability and rewards success. At the heart of our culture are our core values of Integrity, Safety, Collaboration and Excellence. These core values are reinforced daily through our actions and in meetings with employees and serve as a compass for our behaviors and decisions.

The following table presents the approximate headcount of employees within each reportable segment and Corporate and Other as of August 31, 2021:

Segment	Number of Employees
North America	8,196
Europe	2,540
Corporate and Other	353
Total	11,089

Approximately 16% and 30% of the employees in our North America and Europe segments, respectively, belong to unions. We believe that we have good relations with the union representatives that represent our employees and are focused on providing safe and productive workplace environments for our employees.

Ethics and Compliance

At CMC, we believe “it’s what’s inside that counts.” It is fundamental to our success that both our leaders and employees observe the highest ethical standards of business conduct in their interactions with our customers, suppliers, communities, investors and each other. We empower our employees to make the right decisions, and have established the CMC Code of Conduct and Business Ethics (the “Code”) to help our employees understand company policies and guide their actions. Employees are required to complete training to reinforce their continued understanding of and compliance with the Code. Additionally, to foster and maintain our culture of ethical conduct and integrity, we provide confidential channels for employees to report known and suspected violations of applicable laws, the Code, our policies or our internal controls, and receive a response to such reports.

Employee Health and Safety

The safety of every employee is, and has always been, our top priority. We strive to provide a safe working environment where facilities achieve zero work related injuries or illnesses. In pursuit of our goal of zero incidents, we embrace a total safety culture that encourages our employees to recognize potentially unsafe situations and use our Proactive Safety Program to report concerns and work together to remove potential hazards from the work environment before incidents occur. Additionally, our Global Health and Safety Policy sets the standard for our facilities based on best practices that often exceed regulatory requirements and all of our employees are provided with the training necessary to safely and effectively perform their responsibilities.

Our Safety Management System includes our policies, incident management process, data dashboards and safety action plans based on observed behaviors related to health and safety. We periodically issue employee Safety Perception Surveys at various locations and across business groups to identify any discrepancies between management and employee perspectives on the safety of our working conditions. Additionally, we participate in industry association meetings to share expertise and best practices. These surveys and meetings facilitate important discussions that ultimately help further develop our health and safety management systems. Our commitment to safety has resulted in the achievement of a lower total recordable incident rate ("TRIR") in comparison to the industry average:

__________________________________
(1) TRIR is defined as OSHA recordable incidents x 200,000/hours worked.
(2) --- Represents the 2019 average for Steel Product Manufacturing (North American Industry Classification System ("NAICS") code 3311), based on information provided by the U.S. Bureau of Labor Statistics.

In addition to TRIR, we also measure our near miss frequency rate, which we believe is critical to incident avoidance and supports our superior safety rating in the industry.

Talent Development and Retention

We invest in training and resources to support our employees in reaching their full potential and to build internal capabilities, and are committed to providing a safe, welcoming and stimulating work environment to attract and retain talent. In addition to our internally developed technical, safety and leadership training available to all employees, new employees in commercial and operational positions complete rotational programs during onboarding to gain technical experience across the business. We also conduct periodic surveys and other initiatives with employees, which provide invaluable information about how employees perceive our onboarding, employee training, development and culture.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors typically elects officers at its first meeting after our annual meeting of stockholders. Our executive officers continue to serve for terms set by our Board of Directors in its discretion. The table below sets forth the name, current position and offices, age and period served for each of our executive officers as of October 14, 2021.

			EXECUTIVE
NAME	CURRENT POSITION & OFFICES	AGE	OFFICER SINCE
Barbara R. Smith	Chairman of the Board, President and Chief Executive Officer	62	2011
Tracy L. Porter	Executive Vice President and Chief Operating Officer	64	2010
Paul J. Lawrence	Vice President and Chief Financial Officer	51	2016
Jody K. Absher	Vice President, General Counsel and Corporate Secretary	44	2020
Jennifer J. Durbin	Vice President of Human Resources	40	2020

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

RISKS RELATED TO OUR BUSINESS

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

Where appropriate, we have and expect to in the future pursue litigation to recover our damages resulting from customer contract defaults and bankruptcy filings. We use credit assessments in the U.S. and credit insurance in Poland to mitigate the risk of customer insolvency. However, a large number of our customers defaulting on existing contractual obligations to purchase our products could have a material adverse effect on our business, results of operations and financial condition.

The agreements governing our notes and our other debt contain financial covenants and impose restrictions on our business.

The indentures governing our 4.875% senior notes due 2023, our 5.375% senior notes due 2027 and our 3.875% senior notes due 2031 contains restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consummate transactions causing a change of control such as a merger or consolidation. In addition to these restrictions, our credit facility contains covenants that restrict our ability to, among other things, enter into transactions with affiliates and guarantee the debt of some of our subsidiaries. Our Credit Agreement and U.S. Facility, as defined in Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report, also require that we meet certain financial tests and maintain certain financial ratios, including maximum debt to capitalization and interest coverage ratios.

Other agreements that we may enter into in the future may contain covenants imposing significant restrictions on our business that are similar to, or in addition to, the covenants under our existing agreements. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in a default under the indentures governing our notes or under our other debt agreements. An event of default under our debt agreements would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we were unable to repay debt to our secured lenders or if we incur secured debt in the future, these lenders could proceed against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on our notes.

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

The impairment tests require us to make an estimate of the fair value of our reporting units. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) our cost of capital; (iii) higher material prices; (iv) slower growth rates in our industry; and (v) changes in the market based discount rates. Since a number of factors may influence determinations of fair value of goodwill, we are unable to predict whether impairments of goodwill will occur in the future, and there can be no assurance that continued conditions will not result in future impairments of goodwill. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or the general business climate; (vi) an adverse action or assessment by a regulator; (vii) a significant downturn in residential or non-residential construction markets in the U.S.; and (viii) levels of imported steel into the U.S. Any such impairment would result in us recognizing a non-cash charge in our consolidated statements of earnings, which could adversely affect our business, results of operations and financial condition.

Impairment of long-lived assets in the future could have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of property, plant and equipment, finite-lived intangible assets and right of use assets that may be subject to impairment testing. Long-lived assets are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the net carrying value of the asset or group of assets exceeds our estimate of future undiscounted cash flows of the operations related to the asset, the excess of the net carrying value over estimated fair value is charged to impairment loss in the consolidated statements of earnings. The primary factors that affect estimates of future cash flows for these long-lived asset groups are (i) management's raw material price outlook; (ii) market demand; (iii) working capital changes; (iv) capital expenditures; and (v) selling, general and administrative expenses. There can be no assurance that continued market conditions, demand for our products, facility utilization levels or other factors will not result in future impairment charges.

We have ceased operations at our Rancho Cucamonga facility and an adjacent rebar fabrication facility, and on September 29, 2021, we announced that we entered into a definitive agreement to sell the assets associated with the facilities (the "Rancho Cucamonga property") for estimated gross proceeds of approximately $300 million. The Rancho Cucamonga property was classified as held for sale as of August 31, 2021. There is no assurance that we will be able to close the sale of the Rancho Cucamonga property in a timely manner or at all. Our inability to close the transaction in a timely manner may result in future impairment losses that could adversely affect our results of operations and financial condition.

There can be no assurance that we will repurchase shares of our common stock at all or in any particular amounts.

The stock markets in general have experienced substantial price and trading fluctuations, which have resulted in volatility in the market prices of securities that often are unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our common stock. Price volatility over a given period may also cause the average price at which we repurchase our own common stock to exceed the stock's price at a given point in time. In addition, significant changes in the trading price of our common stock and our ability to access capital on terms favorable to us could impact our ability to repurchase shares of our common stock. The timing and amount of any repurchases will be determined by the Company's management based on its evaluation of market conditions, capital allocation alternatives and other factors beyond our control. Our share repurchase program may be modified, suspended, extended or terminated by the Company at any time and without notice. See Note 15, Capital Stock, in Part II, Item 8 of this Annual Report, for additional information on our share repurchase program.

Scrap and other inputs for our business are subject to significant price fluctuations and limited availability, which may adversely affect our business, results of operations and financial condition.

At any given time, we may be unable to obtain an adequate supply of critical raw materials at a price and other terms acceptable to us. We depend on ferrous scrap, the primary raw material used by our steel mills, and other inputs such as graphite electrodes and ferroalloys for our steel mill operations. The price of scrap and other inputs has historically been subject to significant fluctuation, and we may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our fixed price contracts. The profitability of our operations would be adversely affected if we are unable to pass increased raw material and input costs on to our customers. Changing processes could potentially impact the volume of scrap metal available to us and the volume and realized margins of products we sell.

The purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or resell to others, are highly volatile. A prolonged period of low scrap prices or a fall in scrap prices could reduce our ability to obtain, process and sell recycled material, which could have a material adverse effect on our metals recycling operations business, results of operations and financial condition. Our ability to respond to changing recycled metal selling prices may be limited by competitive or other factors during periods of low scrap prices, when the supply of scrap may decline considerably, as scrap generators hold onto their scrap in the hope of getting higher prices later. Conversely, increased foreign demand for scrap due to economic expansion in countries such as China, India, Brazil and Turkey can result in an outflow of available domestic scrap as well as higher scrap prices that cannot always be passed on to domestic scrap consumers, further reducing the available domestic scrap flows and margins, all of which could adversely affect our sales and profitability.

The availability of raw materials may also be negatively affected by new laws and regulations, allocations by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, global price fluctuations, and the availability and cost of transportation. If we were unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture significant quantities of our products.

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

We compete with regional, national and foreign manufacturers and traders. Consolidation among participants in the steel manufacturing and recycling industries has resulted in fewer competitors, and several of our competitors are significantly larger than us and have greater financial resources and more diverse businesses than us. Some of our foreign competitors may be able to pursue business opportunities without regard to certain laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure and more operating flexibility, and consequently they may be able to offer better prices and more services than we can. There is no assurance that we will be able to compete successfully with these companies. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

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

Interruptions in our production capabilities would adversely affect our production costs, products available for sale and earnings for the affected period. Our manufacturing processes are dependent upon critical pieces of steel-making equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced, and may in the future experience, material plant shutdowns or periods of reduced production as a result of such equipment failures. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions.

Competition from other materials may have a material adverse effect on our business, results of operations and financial condition.

In many applications, steel competes with other materials, such as aluminum and plastics (particularly in the automobile industry), cement, composites, glass and wood. Increased use of, or additional substitutes for, steel products could adversely affect future market prices and demand for steel products.

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

Our business, financial condition, results of operations, cash flows, liquidity and stock price may be adversely affected by global public health epidemics, including the COVID-19 pandemic.

Pandemics, epidemics, widespread illness or other health issues, including the COVID-19 pandemic ("COVID-19"), that interfere with the ability of our employees, suppliers, customers, financing sources or others to conduct business, or negatively affect consumer confidence or the global economy, could adversely affect our business, financial condition, results of operations, cash flows, liquidity and stock price.

Despite the limited impact to our operations in 2020 and 2021, COVID-19 may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. Any economic downturn resulting from the widespread public health impacts of COVID-19 could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials.

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

Given the dynamic and uncertain nature and duration of COVID-19 and related variants, and the effectiveness of actions globally to contain or mitigate its effects, we cannot reasonably estimate the long-term impact of COVID-19 on our business, results of operations and overall financial performance at this time.

Fluctuations in the value of the U.S. dollar relative to other currencies may adversely affect our business, results of operations and financial condition.

Fluctuations in the value of the U.S. dollar, including, in particular, the increased strength of the U.S. dollar as compared to Turkey's lira, China's renminbi or the euro, may adversely affect our business, results of operations and financial condition. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the U.S. by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of nonferrous scrap metal by the recycling facilities in our North America segment, we have not recently been a significant exporter of metal products. Economic difficulties in some large steel-producing regions of the world, resulting in lower local demand for steel products, have historically encouraged greater steel exports to the U.S. at depressed prices which can be exacerbated by a strong U.S. dollar. As a result, our products that are made in the U.S. may become relatively more expensive as compared to imported steel, which has had, and in the future could have, a negative impact on our business, results of operations and financial condition.

Operating internationally carries risks and uncertainties which could adversely affect our business, results of operations and financial condition.

We have significant facilities in Poland. Our Polish operations generated approximately 16% of 2021 consolidated net sales. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk and operating risks discussed above, including:

•political, military, terrorist or major pandemic events;
•local labor and social issues;
•legal and regulatory requirements or limitations imposed by foreign governments (particularly those with significant steel consumption or steel-related production including Turkey, China, Brazil, Russia and India), including quotas, tariffs or other protectionist trade barriers, adverse tax law changes, nationalization or currency restrictions;
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

Our EAF mills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished steel products. As large consumers of electricity and gas, often the largest in the geographic area where our mills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas, several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse effect on the costs of operating our mills and would negatively impact our profitability unless we were able to fully pass through the additional expense to our customers. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices would increase our costs and adversely affect many of our customers' financial results, which in turn could result in reduced margins and declining demand for our products.

Operating and startup risks, as well as market risks associated with the commissioning of our third micro mill could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investment.

Although we have successfully commissioned and operated similar technologies, there are some new technological, as well as operational, market and startup risks associated with the construction and startup of our third micro mill to be located in Mesa, Arizona. We believe this facility should be capable of consistently producing high-quality products, and in sufficient quantities and at a cost that will compare favorably with other similar steel manufacturing facilities; however, there can be no assurance that these expectations will be achieved. If we encounter cost overruns, system or process difficulties during or after startup or quality control restrictions, our capital costs could increase materially, the expected benefits from the development of the facility could be diminished or lost and we could lose all or a substantial portion of our investment. We could also encounter commodity market risk if, during a sustained period, the cost to manufacture is greater than projected.

RISKS RELATED TO OUR INDUSTRY

Our industry and the industries we serve are vulnerable to global economic conditions.

Metals industries and commodity products have historically been vulnerable to significant declines in consumption, global overcapacity and depressed product pricing during prolonged periods of economic downturn. Our business supports cyclical industries such as commercial, government and residential construction, energy, metals service center, petrochemical and original equipment manufacturing. We may experience significant fluctuations in demand for our products from these industries based on global or regional economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. Commercial and infrastructure construction activities related to the residential housing market, such as shopping centers, schools and roads, could be adversely impacted by a prolonged slump in new housing construction. Our business, results of operations and financial condition are adversely affected when the industries we serve suffer a prolonged downturn or anemic growth. Because we do not have unlimited backlogs, our business, results of operations and financial condition are promptly affected by short-term economic fluctuations.

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

Global steel-making capacity exceeds demand for steel products in some regions around the world. Rather than reducing employment by rationalizing capacity with consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) have traditionally periodically exported steel at prices significantly below their home market prices, which prices may not reflect their costs of production or capital. For example, steel production in China, the world's largest producer and consumer of steel, has continued to exceed Chinese demand. This rising excess capacity in China has resulted in a further increase in imports of artificially low-priced steel and steel products to the U.S. and world steel markets. A continuation of this trend or a significant decrease in China's rate of economic expansion could result in increasing steel imports from China. Excessive imports of steel into the U.S. have exerted, and may continue to exert, downward pressure on U.S. steel prices, which negatively affects our ability to increase our sales, margins and profitability. The excess capacity may create downward pressure on our steel prices and lead to reduced sales volumes as imports absorb market share that would otherwise be filled by domestic supply, all of which would adversely affect our sales, margins and profitability and could subject us to possible renegotiation of contracts or increases in bad debt. Excess capacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries.

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

On March 8, 2018, the President signed a proclamation imposing a 25% tariff or quota limits on all imported steel products for an indefinite period of time under Section 232 of the Trade Expansion Act of 1962 ("Section 232"). The tariff or quota limits are imposed on all steel imports with the exception of steel imports originating from Australia, Canada and Mexico, and the current administration is considering exemption requests from other countries. When this or other import tariffs, quotas or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of import tariffs, quotas or duties, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

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

There has been public discussion that climate change may be associated with rising sea levels as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes, drought and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. Many of our facilities are located near coastal areas or waterways where rising sea levels or flooding could disrupt our operations or adversely impact our facilities. Furthermore, periods of extended inclement weather or associated flooding may inhibit construction activity utilizing our products, delay or hinder shipments of our products to customers or reduce scrap metal inflows to our recycling facilities. Any such events could have a material adverse effect on our costs or results of operations.

RISKS RELATED TO THE REGULATORY ENVIRONMENT

Compliance with and changes in environmental compliance requirements and remediation requirements could result in substantially increased capital obligations and operating costs; violations of environmental requirements could result in costs that have a material adverse effect on our business, results of operations and financial condition.

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

Changes in tax legislation and regulations in the jurisdictions in which we operate may adversely affect our results of operations.

We are subject to taxation at the federal, state and local levels in the U.S., Poland and other countries and jurisdictions in which we operate, including income taxes, sales taxes, value-added (“VAT”) taxes, and similar taxes and assessments. New tax legislative initiatives may be proposed from time to time which may impact our effective tax rate and which could adversely affect our tax positions or tax liabilities. Our future effective tax rate could be adversely affected by, among other things, changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in interpretations of existing tax laws, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, U.S. federal, state and local, and foreign governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax law and which could adversely affect our financial condition or results of operations.

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

Increased regulation associated with climate change could impose significant additional costs on both our steelmaking and metals recycling operations.

Energy used by our steelmaking operations is a significant input and the largest contributor to our greenhouse gas ("GHG")

emissions and there is growing belief that consumption of energy derived from fossil fuels is a major contributor to climate change. The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impact of climate change, including legislation regarding carbon emission pricing, GHG emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including the introduction of carbon emissions trading mechanisms. Therefore, any such regulation regarding climate change and GHG emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations and limitations imposed on our operations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, as a result of these regulatory initiatives, we may see an increase in costs relating to our assets that emit significant amounts of GHGs. Additionally, although we are focused on water conservation and reuse in our operations, steel manufacturing is a water intensive industry. There may be an increase in costs to respond to future water laws and regulations, and operations in areas with limited water availability may be impacted if droughts become more frequent or severe.

Regulatory initiatives in these areas will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our business, results of operations or financial condition, but such effect could be materially adverse to our business, results of operations and financial condition.

We are subject to litigation and legal compliance risks which could adversely affect our business, results of operations and financial condition.

We are involved in various litigation matters, including regulatory proceedings, administrative proceedings, governmental investigations, environmental matters and construction contract disputes. The nature of our operations also exposes us to possible litigation claims in the future. Because of the uncertain nature of litigation and insurance coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse effect on our business, results of operations and financial condition. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, results of operations and financial condition. Although we are unable to estimate precisely the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties, including the inherent uncertainties of the estimation process, the uncertainties involved in litigation and other factors. See Part I, Item 3, "Legal Proceedings" of this Annual Report, for a description of our current material legal proceedings.

As noted above, existing laws or regulations, as currently interpreted or reinterpreted in the future, and future laws and regulations, may have a material adverse effect on our business, results of operations and financial condition. See the risk factor "Compliance with and changes in environmental compliance requirements and remediation requirements could result in substantially increased capital obligations and operating costs; violations of environmental requirements could result in costs that have a material adverse effect on our business, results of operations and financial condition" of this Annual Report for a description of such risks relating to environmental laws and regulations. In addition to such environmental laws and regulations, complex foreign and U.S. laws and regulations that apply to our international operations, including without limitation the Foreign Corrupt Practices Act and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business, regulations related to import-export controls, the Office of Foreign Assets Control sanctions program and antiboycott provisions, may increase our cost of doing business in international jurisdictions and expose us and our employees to elevated risk. While we believe that we have adopted appropriate risk management and compliance programs, the nature of our operations means that legal and compliance risks will continue to exist. A negative outcome in an unusual or significant legal proceeding or compliance investigation could adversely affect our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our principal properties as of August 31, 2021. These properties are either owned by us and not subject to any significant encumbrances, or are leased by us. We consider all properties to be appropriately utilized, suitable and adequate to meet the requirements of our present and foreseeable future operations. Refer to Part I, Item 1, "Business" included in this Annual Report for a discussion of the nature of our operations.

Segment and Operation	Location	Site Acreage Owned	Site Acreage Leased	Approximate Building Square Footage	Capacity (Millions of Tons)(3)
North America
Recycling facilities	(1)	709	82	1,520,000	4.7

Steel mills					5.4
Mini mill	Birmingham, Alabama	71	1	580,000
Mini mill	Cayce, South Carolina	142	—	760,000
Mini mill	Jacksonville, Florida	619	—	440,000
Mini mill	Knoxville, Tennessee	72	—	460,000
Mini mill	Sayreville, New Jersey	116	—	340,000
Mini mill	Seguin, Texas	661	—	870,000
Micro mill	Durant, Oklahoma	402	4	290,000
Micro mill	Mesa, Arizona	229	—	320,000
Rerolling mill	Magnolia, Arkansas	123	—	280,000

Fabrication operations	(2)	772	40	3,180,000	2.4

Europe
Recycling facilities	Twelve locations in Poland	108	5	190,000	0.6
Steel mini mill	Zawiercie, Poland	486	—	2,870,000	1.7
Fabrication operations	Five locations in Poland	24	1	260,000	0.4
__________________________________
(1) Consists of 38 recycling facilities, with 15 locations in Texas, seven locations in South Carolina, four locations in Florida, two locations in each of Alabama, Georgia, Missouri and North Carolina, and one location in each of Kansas, Louisiana, Oklahoma and Tennessee. The individual recycling facilities associated with the North America segment are not individually material.
(2) Consists of 57 fabrication operations, with 12 locations in Texas, five locations in California and Florida, three locations in Georgia and Illinois, two locations in each of Arizona, Colorado, Hawaii, Missouri, North Carolina, New Jersey, Oklahoma, South Carolina, Tennessee, Utah and Virginia, and one location in each of Alabama, Kentucky, Louisiana, New Mexico, Nevada, Ohio and Washington. The individual fabrication operations associated with the North America segment are not individually material.
(3) Refer to Part I, Item 1, "Business" included in this Annual Report for information about the calculation of capacity for our steel mills.

The extent to which we utilize our capacity varies by property and is highly dependent on the specific product mix manufactured. Our product mix is determined in response to market conditions, including pricing and demand. We believe our capacity levels are adequate for present and anticipated future needs, and our facilities are capable of producing increased volumes.

In addition to the leased facilities described above, we lease the 105,916 square foot office space occupied by our corporate headquarters in Irving, Texas. These leases expire on various dates over the next six years, with the exception of the leased facilities in our Europe segment. Several of the leases have renewal options. We have generally been able to renew leases prior to their expiration. We estimate our minimum annual rental obligation for our real estate operating leases in effect at August 31, 2021, to be paid during 2022, to be approximately $11.3 million.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations associated with the normal conduct of its businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested.

We are the subject of civil actions regarding environmental law compliance, or have received notices from the EPA or state agencies with similar responsibility, that we and numerous other parties are considered a PRP and may be obligated under CERCLA, or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at nine locations. The actions and notices refer to the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery site in Cottondale, Florida, the Interstate Lead Company site in Leeds, Alabama, the Peak Oil site in Tampa, Florida, the R&H Oil site in San Antonio, Texas, the SoGreen/Parramore site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, the Chemetco site in Hartford, Illinois, the Ward Transformer site in Raleigh, North Carolina and the Bailey Metal Processors, Inc. site in Brady, Texas. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often we do not receive any further communication with regard to these sites, and as of the date of this Annual Report, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, STOCKHOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange under the symbol CMC. The number of stockholders of record of CMC common stock at October 13, 2021 was 2,294.

We have paid quarterly cash dividends for 228 consecutive quarters. We paid quarterly dividends in 2021 and 2020 at the rate of $0.12 per share of CMC common stock, and our dividend for the fourth quarter of 2021 will be paid at $0.14 per share of CMC common stock. While the Company’s Board of Directors currently intends to continue regular quarterly cash dividend payments, the Board of Directors’ determination with respect to any future dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deems relevant at the time of such determination. Based on its evaluation of these factors, the Board of Directors may determine not to declare a dividend, or declare dividends at rates that are less than currently anticipated.

STOCK PERFORMANCE GRAPH

The graph below compares the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the Standard & Poor's Steel Industry Group Index (the "S&P Steel"). The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from August 31, 2016 to August 31, 2021.

Company/Index	8/31/2016	8/31/2017	8/31/2018	8/31/2019	8/31/2020	8/31/2021
Commercial Metals Company	$100.00	$124.82	$146.03	$108.82	$148.69	$236.97
S&P 500	100.00	116.23	139.09	143.15	174.55	227.48
S&P Steel	100.00	116.65	135.66	109.32	105.23	267.94

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter or year ended August 31, 2021.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report.

Our discussion and analysis of fiscal year 2021 compared to fiscal year 2020 is included herein. Our discussion and analysis of fiscal year 2020 compared to fiscal year 2019 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2020, which was filed with the SEC on October 15, 2020.

OVERVIEW

As a vertically integrated organization, we manufacture, recycle and fabricate steel and metal products and provide related materials and services through a network including seven EAF mini mills, two EAF micro mills, one rerolling mill, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the U.S. and Poland. Our operations are conducted through two reportable segments: North America and Europe. See Part I, Item 1, "Business" for further information regarding our business and reportable segments.

When considering our results for the period, we evaluate our operating performance by comparing our net sales, in the aggregate and for both of our segments, in the current period to net sales in the corresponding period in the prior year. In doing so, we focus on changes in average selling price per ton and tons shipped for each of our product categories as these are the two variables that typically have the greatest impact on our results of operations. We group our products into three categories: raw materials, steel products and downstream products. Raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant and other steel products, such as billets and wire rod, and downstream products include fabricated rebar and steel fence posts.

Key Performance Indicators

Adjusted EBITDA from continuing operations ("adjusted EBITDA") is used by management to compare and evaluate the period-over-period underlying business operational performance of our segments. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in metal margin of our steel products and downstream products period-over-period is a consistent area of focus for our Company and industry. Metal margin is a metric used by management to monitor the results of our vertically integrated organization. For our steel products, metal margin is the difference between the average selling price per ton of rebar, merchant and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices due to competitive pressures. The metal margin for our downstream products is the difference between the average selling price per ton of fabricated rebar and steel fence post products and the scrap input costs to produce these products. The majority of our downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

Impact of COVID-19

COVID-19 resulted in various government actions globally, including governmental actions in both the U.S. and Poland, designed to slow the spread of the virus. However, because we operate in a critical infrastructure industry, our facilities were allowed to remain open. While we implemented new procedures to support the safety of our employees, the costs were not material. Due to the impact of COVID-19 on the broader economy, average selling prices per ton and volumes decreased for certain product categories during the second half of 2020. However, net sales and volumes in the second half of 2020 were relatively consistent with, or higher than, net sales and volumes in the first half of 2020, and COVID-19 had limited impact on our operations during 2021.

We continue to evaluate the nature and extent of future impacts of the evolving pandemic on our operations and are complying with applicable state and local law and are taking into consideration relevant guidance, including the guidelines of the U.S. Centers for Disease Control and other authorities, to prioritize the health and safety of our employees, families, suppliers, customers and communities. Given the dynamic and uncertain nature and duration of the pandemic, we cannot reasonably estimate the long-term impact of COVID-19 on our business, results of operations and overall financial performance.

RESULTS OF OPERATIONS SUMMARY

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Year Ended August 31,
(in thousands, except per share data)	2021	2020
Net sales	$6,729,760	$5,476,486
Earnings from continuing operations	412,865	278,302
Diluted earnings per share	3.38	2.31

2021 Compared to 2020

Net sales for 2021 increased $1.3 billion, or 23%, compared to 2020. Net sales in our North America segment increased in 2021 compared to 2020, primarily due to a year-over-year increase in steel products average selling prices and raw materials average selling prices, along with a corresponding increase in shipments of steel products and raw materials. Net sales in our Europe segment also increased due to a year-over-year increase in steel products average selling prices in 2021 compared to 2020, coupled with increased shipments of steel products.

Earnings from continuing operations for 2021 increased by $134.6 million, or 48%, compared to 2020, primarily due to year-over-year increases in steel products metal margin per ton in both our North America and Europe segments and an increase in raw materials margin per ton in our North America segment. This increase was partially offset by a year-over-year decrease in downstream products metal margin in our North America segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2021 decreased $6.5 million compared to 2020. Included in selling, general and administrative expenses in 2020 was a $32.1 million working capital adjustment related to the Acquisition, as defined in Note 2, Changes in Business, in Part II, Item 8 of this Annual Report, recorded subsequent to the end of the allowable one-year measurement period, with no such expense recorded during 2021. During 2021 we experienced a year-over-year increase of $26.5 million in labor-related expenses, which fluctuated due to our increased results in 2021.

Interest Expense

Interest expense in 2021 decreased $9.9 million compared to 2020. Of the year-over-year decrease, $5.0 million resulted from the lower interest rate on the 2031 Notes, which were outstanding during the six months ended August 31, 2021, compared to the interest rate on the 2026 Notes, which were outstanding during the corresponding period in 2020. Additionally, during 2020 we incurred interest expense of $4.7 million related to a term loan which was repaid in the year ended August 31, 2020.

Income Taxes

Our effective income tax rate for 2021 was 22.7% compared to 24.9% for 2020. The year-over-year decrease was primarily due to tax benefits recorded during 2021 associated with the release of state valuation allowances as well as a release of uncertain tax positions due to a lapse in a statute of limitations. These decreases were partially offset by an increase to global intangible low-taxed income expense recorded in 2021 related to a global tax restructuring. See Note 12, Income Tax, in Part II, Item 8 of this Annual Report, for further discussion of our effective tax rate.

SEGMENTS

All amounts are computed and presented in a manner that is consistent with the basis in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 19, Operating Segments, in Part II, Item 8 of this Annual Report, for further information on how we evaluate financial performance of our segments.

2021 Compared to 2020

North America

	Year Ended August 31,
(in thousands)	2021	2020
Net sales	$5,670,976	$4,769,933
Adjusted EBITDA	746,594	661,176

External tons shipped (in thousands)
Raw materials	1,331	1,229
Rebar	1,927	1,897
Merchant and other	1,123	919
Steel products	3,050	2,816
Downstream products	1,537	1,635

Average selling price per ton
Steel products	$752	$618
Downstream products	961	975

Cost of ferrous scrap utilized per ton	$355	$238
Steel products metal margin per ton	397	380

Net sales in 2021 increased $901.0 million, or 19%, compared to 2020. The increase in net sales was due, in part, to increased demand in our end-use markets for steel products driven by greater construction and industrial activity in 2021 compared to 2020. Our external tons shipped for raw materials and steel products both increased 8% as a result of the rise in demand. Additionally, increasing ferrous scrap prices throughout 2021 contributed to year-over-year increases of 55% and 22% for raw materials average selling prices per ton and steel products average selling prices per ton, respectively. Net sales for 2021 and 2020 included amortization benefit of $6.0 million and $29.4 million, respectively, related to the unfavorable contract backlog of the Acquired Businesses.

Adjusted EBITDA in 2021 increased $85.4 million compared to 2020. The year-over-year increase in adjusted EBITDA was due to expansion in steel products metal margin per ton and raw materials margin per ton, coupled with the increase in shipments of these products as described above. While the fluctuation in scrap prices and increased demand positively impacted margins for sales of raw materials and steel products, downstream products average selling prices, many of which are fixed at the start of a project, did not keep pace with the increased input costs. Therefore, downstream products metal margin decreased in 2021 compared to 2020 and slightly offset the overall increase in year-over-year results. However, new contract bookings for downstream products during 2021 were reflective of increased input costs. Adjusted EBITDA did not include the $6.0 million or $29.4 million benefit of the amortization of the unfavorable contract backlog in 2021 or 2020, respectively. Adjusted EBITDA included non-cash stock compensation expense of $15.1 million and $12.4 million in 2021 and 2020, respectively.

Europe

	Year Ended August 31,
(in thousands)	2021	2020
Net sales	$1,049,059	$699,140
Adjusted EBITDA	148,258	62,007

External tons shipped (in thousands)
Rebar	521	539
Merchant and other	1,093	933
Steel products	1,614	1,472

Average selling price per ton
Steel products	$612	$448

Cost of ferrous scrap utilized per ton	$357	$246
Steel products metal margin per ton	255	202

Net sales in 2021 increased $349.9 million, or 50%, compared to 2020. The increase in net sales was driven largely by growing demand for steel products from both construction and industrial end markets and a continued upturn in European manufacturing activity in 2021 compared to 2020. The increase in shipments of steel products was also due, in part, to the startup of a third rolling line during the fourth quarter of 2021. Steel products average selling prices increased $164 per ton year-over-year due to the increased demand in the market coupled with lower rebar imports into Poland in 2021 compared to 2020. Net sales in 2021 were impacted by a favorable foreign currency translation adjustment of $36.9 million due to the decrease in the average value of the U.S. dollar relative to the Polish zloty in 2021, as compared to 2020, which was impacted by an unfavorable foreign currency translation adjustment of $25.1 million.

Adjusted EBITDA in 2021 increased $86.3 million compared to 2020, primarily driven by a $53 per ton, or 26%, expansion in steel products metal margin per ton as the growing demand for steel products caused the average selling price of steel products to outpace the rising input costs of ferrous scrap utilized. Adjusted EBITDA included non-cash stock compensation expense of $2.9 million and $2.0 million in 2021 and 2020, respectively.

Corporate and Other

	Year Ended August 31,
(in thousands)	2021	2020
Adjusted EBITDA loss	$(140,568)	$(146,575)

Corporate and Other adjusted EBITDA loss in 2021 decreased by $6.0 million compared to 2020. The year-over-year decrease was driven primarily by a $32.1 million charge in 2020 due to a working capital adjustment related to the Acquisition, with no such charge recorded during 2021. This decrease was offset in part by a $16.8 million loss on debt extinguishment recorded in 2021 related to the retirement of the 2026 Notes and a $6.4 million increase in labor-related expenses in 2021 compared to 2020. Adjusted EBITDA included non-cash stock compensation expense of $25.7 million and $17.5 million for 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash and cash equivalents position remained strong in 2021 with $497.7 million at August 31, 2021 compared to $542.1 million at August 31, 2020. Our cash flows from operations result primarily from sales of steel products and downstream products as described in Part I, Item 1, "Business." Historically, our North America operations have generated the majority of our cash. At August 31, 2021, cash and cash equivalents of $24.1 million were held by our non-U.S. subsidiaries. We use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy commodity prices. See Note 10, Derivatives, in Part II, Item 8 of this Annual Report for further information.

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 17% of total receivables at August 31, 2021.

The table below reflects our sources, facilities and availability of liquidity as of August 31, 2021. See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report, for additional information.

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$497,745	$497,745
Notes due from 2023 to 2031	930,000	*
Revolver	400,000	396,954
U.S. accounts receivable facility	150,000	150,000
Poland credit facilities	78,319	72,612
Poland accounts receivable facility	75,186	48,626
Poland Term Loan	49,726	—
__________________________________
* We believe we have access to additional financing and refinancing, if needed.

We anticipate our current cash balances, cash flows from operations and our available sources of liquidity will be sufficient to fund operations and meet our short-term and long-term cash requirements, including our scheduled debt repayments, payments for our contractual obligations, capital expenditures, working capital needs, dividends, share repurchases and other prudent uses of our capital, as needed. However, we will continue to assess our liquidity needs. In the event of sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

As of August 31, 2021 and 2020, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Share Repurchase Program

Under our share repurchase program, we may repurchase shares from time to time for cash in the open market or privately negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of repurchases, if any, will be determined by management based on an evaluation of market conditions, capital allocation alternatives and other factors. The share repurchase program does not require us to purchase any dollar amount or number of shares of our common stock and may be modified, suspended, extended or terminated at any time without prior notice. We did not purchase any shares of common stock during 2021, 2020 or 2019. See Note 15, Capital Stock, in Part II, Item 8 of this Annual Report for further information on the share repurchase program.

2021 Compared to 2020

Operating Activities

Net cash flows from operating activities were $228.5 million and $791.2 million in 2021 and 2020, respectively. Net earnings increased by $133.4 million year-over-year, offset by a $651.2 million year-over-year net increase in cash used by operating assets and liabilities ("working capital") and an $89.5 million year-over-year decrease in cash flows from deferred income taxes and other long-term taxes. The increase in cash used by working capital is a result of rising volumes and values of inventory and average selling prices in both of our segments. These operating changes are reflected in increased cash outflow from inventories and a rise in accounts receivable, partially offset by increased accounts payable and a nine day decrease in operating working capital days from 2021 to 2020. See Note 12, Income Tax, in Part II, Item 8 of this Annual Report, for more information on the change in deferred taxes. Also contributing to the offset of working capital was a $23.3 million year-over-year decrease in amortization of acquired unfavorable contract backlog and a $15.1 million increase in loss on debt extinguishment.

Investing Activities

Net cash flows used by investing activities were $162.1 million and $192.9 million during 2021 and 2020, respectively. The $30.8 million decrease in net cash flows used by investing activities was primarily due to changes in acquisition and disposition activity, which resulted in a $16.2 million decline in cash outflows for acquisitions year-over-year and a $14.6 million increase in cash proceeds from the sale of property, plant and equipment and other in 2021 compared to 2020.

We estimate that our 2022 capital spending will range from $450 million to $500 million, which is expected to cover certain construction costs for our third micro mill and normal capital expenditures. We regularly assess our capital spending based on current and expected results.

Financing Activities

Net cash flows used by financing activities were $109.4 million and $247.8 million during 2021 and 2020, respectively. The $138.4 million reduction in net cash flows used by financing activities is a result of decreased net debt repayments, which were $32.5 million in 2021 and $187.3 million in 2020. Partially offsetting this reduction in net cash flows used by financing activities was $13.1 million of debt extinguishment costs related to early retirement of our 2026 Notes in 2021. See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report, for additional information regarding long-term debt transactions.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report, for more information regarding scheduled maturities of our long-term debt. See Note 7, Leases, in Part II, Item 8 of this Annual Report for additional information on leases. Interest payable associated with our long-term debt was approximately $45.3 million due in the twelve months following August 31, 2021 and $200.0 million due thereafter. Additionally, the Company has a U.S. federal repatriation tax obligation resulting from the repatriation tax provisions of the Tax Cuts and Jobs Act (“TCJA”), of which $2.2 million was due in the twelve months following August 31, 2021 and $18.8 million is due thereafter.

As of August 31, 2021, our undiscounted purchase obligations were approximately $638.5 million due in the next twelve months and $228.0 million due thereafter under purchase orders and "take or pay" arrangements. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts. The "take or pay" arrangements are multi-year commitments with minimum annual purchase requirements and are entered into primarily for purchases of commodities used in operations such as electrodes and natural gas.

Of the purchase obligations due within the twelve months following August 31, 2021, approximately 25% were for consumable production inputs, such as ferroalloys, 25% were for the construction of our third micro mill, 21% were for commodities and 10% were for capital expenditures on existing operating machinery and equipment. Of the purchase obligations due thereafter, 65% are for commodities and 25% are for the construction of our third micro mill. The remainder of the purchase obligations were for goods and services in the normal course of business.

We provide certain eligible employees benefits pursuant to our nonqualified Benefit Restoration Plan ("BRP") equal to amounts that would have been available under our tax qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), but for limitations of ERISA, tax laws and regulations. We did not include estimated payments related to the BRP in the above description of contractual obligations and commitments. Refer to Note 14, Employees' Retirement Plans, in Part II, Item 8 of this Annual Report, for more information on the BRP.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At August 31, 2021, we had committed $27.6 million under these arrangements, of which $3.0 million reduced availability under the Credit Agreement (as defined in Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report).

CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 17, Commitments and Contingencies, in Part II, Item 8 of this Annual Report, for more information.

Environmental and Other Matters

The information set forth in Note 17, Commitments and Contingencies, in Part II, Item 8 of this Annual Report is hereby incorporated by reference.

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

We incurred environmental expenses of $49.8 million, $46.6 million and $42.5 million for 2021, 2020 and 2019, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, during 2021, we spent $3.1 million in capital expenditures related to costs directly associated with environmental compliance. Our accrued environmental liabilities were $7.1 million and $3.4 million, of which $2.3 million and $2.7 million, respectively, were classified as other long-term liabilities, as of August 31, 2021 and 2020, respectively.

Solid and Hazardous Waste

We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state and local statutes where we operate. These statutes, regulations and laws may limit our disposal options with respect to certain wastes.

We currently own or lease, and in the past we have owned or leased, properties that have been used in our operations. Although we have used operating and disposal practices that were industry standard at the time, wastes may have been disposed of or released on or under the properties or on or under locations where such wastes have been taken for disposal in a manner that is now understood to pose a contamination threat. We are currently involved in the investigation and remediation of several such properties we have been named as a PRP at a number of contaminated sites, none of which involve real estate we ever owned or upon which we have ever conducted operations.

State and federal laws applicable to wastes and contaminated properties have gradually become more strict over time. There is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of, or make changes to the exemptions upon which we rely for, the wastes that we generate. Similarly, some materials which are not currently classified as waste may be deemed solid or hazardous waste in the future. Under new laws, we could be required to remediate properties impacted by previously disposed wastes. Any such change could result in an increase in our costs to manage and dispose of waste which could have a material adverse effect on our business, results of our operations and financial condition.

Superfund

The EPA, or an equivalent state agency, has notified us that we are considered a PRP at several sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. We may be obligated under CERCLA, or similar state statutes, to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA or third-parties for such activities and pay costs for associated damages to natural resources. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs, and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, we had $0.5 million and $0.7 million accrued as of August 31, 2021 and 2020, respectively, in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for 2021, 2020 and 2019 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

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

Climate Change

The potential impacts of climate change on the Company’s business and results of operations and potential future climate change regulations in the jurisdictions in which the Company operates are highly uncertain. See the risk factors entitled “Increased regulation associated with climate change could impose significant additional costs on both our steelmaking and metals recycling operations” and "Physical impacts of climate change could have a material adverse effect on our costs and operations" in Part I, Item 1A, "Risk Factors" of this Annual Report.

DIVIDENDS

We have paid quarterly cash dividends for 228 consecutive quarters. We paid quarterly dividends in 2021 and 2020 at the rate of $0.12 per share of CMC common stock, and our dividend for the fourth quarter of 2021 will be paid at $0.14 per share of CMC common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preceding discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimates and assumptions, including those related to revenue recognition, income taxes, inventory cost, acquisitions, goodwill, long-lived assets and contingencies, on an ongoing basis. Estimates and assumptions are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results in future periods could differ materially from these estimates. Judgments and estimates related to critical accounting policies used in the preparation of the consolidated financial statements include the following.

Revenue Recognition

Revenue from contracts where the Company provides fabricated rebar and installation services is recognized over time using an input method based on costs incurred compared to total estimated costs. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method based on tons shipped compared to total estimated tons. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If total estimated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. See Note 4, Revenue Recognition, in Part II, Item 8 of this Annual Report, for further details.

Income Taxes
We periodically assess the likelihood of realizing our deferred tax assets and maintain a valuation allowance to reduce certain deferred tax assets to amounts that we believe are more likely than not to be realized. We base our judgment of the recoverability of our deferred tax assets primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies and current and future ownership changes. At August 31, 2021 and 2020, we had a valuation allowance of $278.1 million and $281.8 million, respectively, against our deferred tax assets. Of these amounts, $7.7 million and $28.6 million at August 31, 2021 and 2020, respectively, relate to net operating loss and credit carryforwards in certain state jurisdictions that are subject to estimation. The remaining valuation allowance primarily relates to net operating loss carryforwards in certain foreign jurisdictions, which the Company does not expect to realize.

Inventory Cost

We state inventories at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adjustments to inventory may be due to changes in price levels, obsolescence, damage, physical deterioration and other causes. Any adjustments required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of goods sold. Based on our review of inventories, obsolete or slow-moving inventories are not significant as of August 31, 2021 and current market conditions are favorable in our end-use markets.

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

For 2021 and 2020, the annual goodwill impairment analysis did not result in any impairment charges. The Company has goodwill of $66.1 million, of which $51.1 million relates to a reporting unit within the North America operating segment. As of August 31, 2021, based on the results of the Company’s annual impairment testing, the fair value of this reporting unit exceeded its carrying value by 41%. An increase or decrease of 1% to the discount rate or terminal growth rate would not result in an impairment charge for this reporting unit. Management does not believe that it is reasonably likely that our reporting units will fail the goodwill impairment test in the near term, as the determined fair value of all reporting units with goodwill substantially exceeded their carrying value.

See Note 6, Goodwill and Other Intangible Assets, in Part II, Item 8 of this Annual Report, for additional information.

Long-Lived Assets

We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the net carrying value may not be recoverable from the undiscounted future cash flows from operations. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to: (i) a significant decrease in the market price of the asset, (ii) a significant adverse change in the extent or manner that the asset is used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of the asset, (iv) an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, (v) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast of continuing losses associated with the use of the asset and (vi) a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net carrying values are reduced to fair values. Our operations are capital intensive. The estimates of undiscounted future cash flows used during an impairment review of a long-lived asset or asset group require judgments and assumptions of future cash flows that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's perspective on future cash flows. For the long-lived asset groups that were tested for recoverability as a result of current period operating or cash flow loss combined with a history of operating or cash flow losses, the undiscounted cash flows would require a decrease of at least 24% to result in an impairment.

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

Other Accounting Policies and New Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report.

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

•impacts from COVID-19 on the economy, demand for our products, global supply chain and on our operations, including the responses of governmental authorities to contain COVID-19 and the impact of various COVID-19 vaccines;

•excess capacity in our industry, particularly in China, and product availability from competing steel mills and other steel suppliers including import quantities and pricing;

•compliance with and changes in existing and future laws, regulations and other legal requirements and judicial decisions that govern our business, including increased environmental regulations associated with climate change and greenhouse gas emissions;

•involvement in various environmental matters that may result in fines, penalties or judgments;

•potential limitations in our or our customers' abilities to access credit and non-compliance by our customers;

•activity in repurchasing shares of our common stock under our repurchase program;

•financial covenants and restrictions on the operation of our business contained in agreements governing our debt;

•our inability to close the sale of our Rancho Cucamonga property, including if the buyer were to terminate the purchase agreement during its 60 day due diligence review period;

•our ability to successfully identify, consummate and integrate acquisitions, and the effects that acquisitions may have on our financial leverage;

•risks associated with acquisitions generally, such as the inability to obtain, or delays in obtaining, required approvals under applicable antitrust legislation and other regulatory and third party consents and approvals;

•operating and startup risks, as well as market risks associated with the commissioning of new projects could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investments;

•lower than expected future levels of revenues and higher than expected future costs;

•failure or inability to implement growth strategies in a timely manner;

•impact of goodwill impairment charges;

•impact of long-lived asset impairment charges;

•currency fluctuations;

•global factors, such as trade measures, military conflicts and political uncertainties, including the impact of the Biden administration on current trade regulations, such as Section 232 trade tariffs and quotas, tax legislation and other regulations which might adversely impact our business;

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

•risk of injury or death to employees, customers or other visitors to our operations; and

•civil unrest, protests and riots.

You should refer to the "Risk Factors" disclosed in our periodic and current reports filed with the SEC for information regarding additional risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Accordingly, readers of this Annual Report are cautioned not to place undue reliance on any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Approach to Mitigating Market Risk

See Note 10, Derivatives, in Part II, Item 8 of this Annual Report, for disclosure regarding our approach to mitigating market risk and for summarized market risk information by year. Also, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report, for additional information. We utilized the following types of derivative instruments during 2021 in accordance with our risk management program. None of the instruments were entered into for speculative purposes.

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

The following tables provide certain information regarding the foreign exchange forward contracts and commodity futures contracts discussed above.

The fair value of our foreign currency exchange forward contract commitments as of August 31, 2021 were as follows:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			Total Contract Fair Value (in thousands)
PLN	838,115	EUR	183,976	4.47	—	4.68	$(183)
PLN	16,421	USD	4,280	3.67	—	3.92	11
USD	165,326	PLN	642,791	0.26	—	0.27	830
							$658
__________________________________
(1) Most foreign currency exchange forward contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

The fair value of our commodity futures contract commitments as of August 31, 2021 were as follows:

Commodity	Terminal Exchange	Long/ Short	Total Contract Volumes	Range or Amount of Hedge Rates per unit				Total Contract Fair Value(1) (in thousands)
Aluminum	London Metal Exchange	Long	1,900 MT	$2,547.00	—	$2,631.00		$237
Copper	New York Mercantile Exchange	Long	578 MT	$423.60	—	$451.15		49
Copper	New York Mercantile Exchange	Short	8,244 MT	$401.10	—	$477.65		(724)
Electricity(2)	—	Long	1,867,000 MW(h)	230.00	—	274.87	PLN	26,413
								$25,975
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Commercial Metals Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2021, of the Company and our report dated October 14, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Dallas, Texas
October 14, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Commercial Metals Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended August 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition — Revenue from Fabricated Product Contracts with Customers in the North America Segment — Refer to Notes 1 and 4 to the Financial Statements
Critical Audit Matter Description
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
The accounting for these contracts involves significant judgment by management to estimate total costs used in the input method and total tons used in the output method. For the year ended August 31, 2021, North America segment revenue was $5.7 billion; of which 10% represents revenue recognized over time using an input method and 9% represents revenue recognized over time using an output method. The remaining 81% of revenue in the North America segment was recognized concurrent with the transfer of control or as amounts are billed to the customer.
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

Goodwill — A Reporting Unit within the North America Segment — Refer to Notes 1 and 6 to the Financial Statements

Critical Audit Matter Description

The Company has goodwill of $66.1 million, of which $51.1 million relates to a reporting unit within the North America segment. Goodwill is tested for impairment at the reporting unit level annually and whenever events or circumstances indicate that the carrying value may not be recoverable. The Company’s goodwill impairment assessment involves comparing the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. The determination of fair value using the income approach is based on the present value of estimated future cash flows, which requires management to make significant estimates and assumptions of revenue growth rates and operating margins, and selection of the discount rate. The determination of the fair value using the market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

At August 31, 2021, based on the results of the Company’s annual impairment testing, no impairment was recognized as the fair value of this reporting unit exceeded its carrying value.

We identified the Company’s goodwill impairment assessment for this reporting unit as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions of future cash flows based on estimates of revenue growth rates and operating margins and selection of the discount rate for the income approach, and multiples of earnings for the market approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment for the reporting unit within the North America segment included the following, among others:
•We tested the effectiveness of controls over the goodwill impairment assessment, including management’s controls over forecasts of future cash flows based on estimates of revenue growth rates and operating margins and the selection of the discount rate for the income approach, and determination of multiples of earnings for the market approach.
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
◦We evaluated the reasonableness of the discount rate used in the income approach by testing the underlying source information and the mathematical accuracy of the calculations and developing an independent range of estimated discount rates and comparing that range to the discount rate used in the Company’s valuation.
◦We evaluated the multiples of earnings used in the market approach, including testing the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

Dallas, Texas
October 14, 2021

We have served as the Company’s auditor since 1959.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
	Year Ended August 31,
(in thousands, except share data)	2021	2020	2019
Net sales	$6,729,760	$5,476,486	$5,829,002
Costs and expenses:
Cost of goods sold	5,623,903	4,531,688	5,025,514
Selling, general and administrative expenses	496,310	502,794	463,271
Interest expense	51,904	61,837	71,373
Loss on debt extinguishment	16,841	1,778	—
Asset impairments	6,784	7,611	384
	6,195,742	5,105,708	5,560,542
Earnings from continuing operations before income taxes	534,018	370,778	268,460
Income taxes	121,153	92,476	69,681
Earnings from continuing operations	412,865	278,302	198,779

Earnings (loss) from discontinued operations before income taxes	—	1,907	(528)
Income taxes	—	706	158
Earnings (loss) from discontinued operations	—	1,201	(686)

Net earnings	$412,865	$279,503	$198,093

Basic earnings (loss) per share
Earnings from continuing operations	$3.43	$2.34	$1.69
Earnings (loss) from discontinued operations	—	0.01	(0.01)
Net earnings	$3.43	$2.35	$1.68

Diluted earnings (loss) per share
Earnings from continuing operations	$3.38	$2.31	$1.67
Earnings (loss) from discontinued operations	—	0.01	(0.01)
Net earnings	$3.38	$2.32	$1.66

Average basic shares outstanding	120,338,357	118,921,854	117,834,558
Average diluted shares outstanding	121,983,497	120,309,621	119,124,628
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended August 31,
(in thousands)	2021	2020	2019
Net earnings	$412,865	$279,503	$198,093
Other comprehensive income (loss), net of income taxes:
Foreign currency translation
Foreign currency translation adjustment	(17,747)	33,559	(29,718)
Reclassification for translation loss realized upon liquidation of investment in foreign entity	—	6	857
Foreign currency translation adjustment after reclassification	(17,747)	33,565	(28,861)
Derivatives
Net unrealized holding gain (loss)	35,492	(12,136)	(6)
Reclassification for realized gain	(2,377)	(304)	(244)
Net unrealized gain (loss) on derivatives after reclassification	33,115	(12,440)	(250)
Defined benefit plans
Net gain (loss)	3,523	(796)	(2,629)
Reclassification for settlement losses and other	53	33	1,291
Net defined benefit plans gain (loss) after reclassification and other	3,576	(763)	(1,338)
Other comprehensive income (loss)	18,944	20,362	(30,449)
Comprehensive income	$431,809	$299,865	$167,644
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	August 31,
(in thousands, except share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$497,745	$542,103
Accounts receivable (less allowance for doubtful accounts of $5,553 and $9,597)	1,105,580	880,728
Inventories	935,387	625,393
Prepaid and other current assets	173,033	165,879
Assets held for sale	25,083	—
Total current assets	2,736,828	2,214,103
Property, plant and equipment:
Land	123,135	143,567
Buildings and improvements	792,915	786,820
Equipment	2,435,541	2,364,923
Construction in process	147,166	103,776
	3,498,757	3,399,086
Less accumulated depreciation and amortization	(1,932,634)	(1,828,019)
Property, plant and equipment, net	1,566,123	1,571,067
Goodwill	66,137	64,321
Other noncurrent assets	269,583	232,237
Total assets	$4,638,671	$4,081,728
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$450,723	$266,102
Accrued expenses and other payables	475,384	454,977
Acquired unfavorable contract backlog	—	6,035
Borrowings under accounts receivable facilities	26,560	—
Current maturities of long-term debt	27,806	18,149
Total current liabilities	980,473	745,263
Deferred income taxes	112,067	130,810
Other noncurrent liabilities	235,607	250,706
Long-term debt	1,015,415	1,065,536
Total liabilities	2,343,562	2,192,315
Commitments and contingencies (Note 17)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 120,586,589 and 119,220,905 shares	1,290	1,290
Additional paid-in capital	368,064	358,912
Accumulated other comprehensive loss	(84,820)	(103,764)
Retained earnings	2,162,925	1,807,826
Less treasury stock, 8,474,075 and 9,839,759 shares at cost	(152,582)	(175,063)
Stockholders' equity	2,294,877	1,889,201
Stockholders' equity attributable to noncontrolling interests	232	212
Total stockholders' equity	2,295,109	1,889,413
Total liabilities and stockholders' equity	$4,638,671	$4,081,728
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended August 31,
(in thousands)	2021	2020	2019
Cash flows from (used by) operating activities:
Net earnings	$412,865	$279,503	$198,093
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	167,613	165,758	158,671
Stock-based compensation	43,677	31,850	25,106
Deferred income taxes and other long-term taxes	(39,873)	49,580	49,523
Loss on debt extinguishment	16,841	1,778	—
Net gain on disposals of subsidiaries, assets and other	(8,807)	(4,213)	(2,281)
Asset impairments	6,784	7,611	384
Amortization of acquired unfavorable contract backlog	(6,035)	(29,367)	(74,784)
Other	541	2,643	1,111
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(228,026)	146,375	27,204
Inventories	(316,316)	78,903	89,664
Accounts payable, accrued expenses and other payables	194,801	45,718	(15,315)
Other operating assets and liabilities	(15,591)	15,065	(52,851)
Beneficial interest in securitized accounts receivable	—	—	(367,521)
Net cash flows from operating activities	228,474	791,204	37,004

Cash flows from (used by) investing activities:
Capital expenditures	(184,165)	(187,618)	(138,836)
Proceeds from the sale of property, plant and equipment and other	26,424	11,843	3,910
Acquisitions, net of cash acquired	(1,888)	(18,137)	(700,941)
Other	(2,500)	974	6,298
Beneficial interest in securitized accounts receivable	—	—	367,521
Net cash flows used by investing activities	(162,129)	(192,938)	(462,048)

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	309,279	62,539	180,000
Repayments of long-term debt	(368,527)	(246,523)	(127,704)
Proceeds from accounts receivable facilities	296,586	234,482	288,896
Repayments under accounts receivable facilities	(269,858)	(237,828)	(296,033)
Dividends	(57,766)	(57,056)	(56,537)
Stock issued under incentive and purchase plans, net of forfeitures	(3,166)	(3,420)	(1,876)
Debt extinguishment costs	(13,128)	—	—
Debt issuance costs	(2,830)	—	—
Contribution from noncontrolling interest	20	16	10
Net cash flows used by financing activities	(109,390)	(247,790)	(13,244)
Effect of exchange rate changes on cash	(790)	759	(598)
Increase (decrease) in cash and cash equivalents	(43,835)	351,235	(438,886)
Cash, restricted cash and cash equivalents at beginning of year	544,964	193,729	632,615
Cash, restricted cash and cash equivalents at end of year	$501,129	$544,964	$193,729
See notes to consolidated financial statements.

	Year Ended August 31,
(in thousands)	2021	2020	2019
Supplemental information:
Cash paid for income taxes	$140,950	$44,499	$7,977
Cash paid for interest	58,325	59,711	65,190

Noncash activities:
Liabilities related to additions of property, plant and equipment	$39,899	$25,100	$57,640

Cash and cash equivalents	$497,745	$542,103	$192,461
Restricted cash	3,384	2,861	1,268
Total cash, restricted cash and cash equivalents	$501,129	$544,964	$193,729

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock					Treasury Stock
(in thousands, except share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-Controlling Interests	Total
Balance at September 1, 2018	129,060,664	$1,290	$352,674	$(93,677)	$1,446,495	(12,045,106)	$(213,385)	$186	$1,493,583
Net earnings					198,093				198,093
Other comprehensive loss				(30,449)					(30,449)
Dividends ($0.48 per share)					(56,537)				(56,537)
Issuance of stock under incentive and purchase plans, net of forfeitures			(17,910)			909,380	16,035		(1,875)
Stock-based compensation and other			20,977		75				21,052
Contribution of noncontrolling interest								10	10
Adoption of ASC 606 adjustment					(2,747)				(2,747)
Reclassification of share-based liability awards			2,927						2,927
Balance at August 31, 2019	129,060,664	$1,290	$358,668	$(124,126)	$1,585,379	(11,135,726)	$(197,350)	$196	$1,624,057
Net earnings					279,503				279,503
Other comprehensive income				20,362					20,362
Dividends ($0.48 per share)					(57,056)				(57,056)
Issuance of stock under incentive and purchase plans, net of forfeitures			(25,707)			1,295,967	22,287		(3,420)
Stock-based compensation			23,441						23,441
Contribution of noncontrolling interest								16	16
Reclassification of share-based liability awards			2,510						2,510
Balance at August 31, 2020	129,060,664	$1,290	$358,912	$(103,764)	$1,807,826	(9,839,759)	$(175,063)	$212	$1,889,413
Net earnings					412,865				412,865
Other comprehensive income				18,944					18,944
Dividends ($0.48 per share)					(57,766)				(57,766)
Issuance of stock under incentive and purchase plans, net of forfeitures			(25,647)			1,365,684	22,481		(3,166)
Stock-based compensation			29,380						29,380
Contribution of noncontrolling interest								20	20
Reclassification of share-based liability awards			5,419						5,419
Balance at August 31, 2021	129,060,664	$1,290	$368,064	$(84,820)	$2,162,925	(8,474,075)	$(152,582)	$232	$2,295,109
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Commercial Metals Company ("CMC") and its subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and fabricate steel and metal products and provide related materials and services through a network of facilities that includes seven electric arc furnace ("EAF") mini mills, two EAF micro mills, one rerolling mill, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the United States ("U.S.") and Poland.

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

Revenue Recognition and Allowance for Doubtful Accounts

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration received or expected to be received in exchange for those goods or services. The Company's performance obligations arise from (i) sales of raw materials, steel products and downstream products and (ii) installation services performed by its fabrication operations. The shipment of products to customers is considered a fulfillment activity and amounts billed to customers for shipping and freight are included in net sales, and the related costs are included in cost of goods sold. Net sales are presented net of taxes. Revenue related to raw materials and steel products in the North America and Europe segments and downstream products in the Europe segment is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. Revenue related to steel fence posts and other downstream products in the North America segment not discussed below is recognized equal to billing under an available practical expedient.
Each fabricated rebar contract sold by the North America segment represents a single performance obligation and revenue is recognized over time. For contracts where the Company provides fabricated rebar and installation services, revenue is recognized over time using an input measure of progress based on contract costs incurred to date compared to total estimated contract costs ("input measure"). This input measure provides a reasonable depiction of the Company’s progress towards satisfaction of the performance obligation as there is a direct relationship between costs incurred by the Company and the transfer of the fabricated rebar and installation services. Revenue from fabricated rebar contracts where the Company does not provide installation services is recognized over time using an output measure of progress based on tons shipped compared to total estimated tons ("output measure"). This output measure provides a reasonable depiction of the transfer of contract value to the customer, as there is a direct relationship between the units shipped by the Company and the transfer of the fabricated rebar. If total estimated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete or total planned quantity is recorded in the period in which such revisions are identified.
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
The Company maintains an allowance for doubtful accounts for the accounts receivable we estimate will not be collected based on market conditions, customers' financial condition and other factors. Historically, these allowances have not been material. The Company reviews and sets credit limits for each customer. The Europe segment uses credit insurance to ensure payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 17% and 13% of total receivables at August 31, 2021 and 2020, respectively, were secured by credit insurance.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the weighted average cost method.

Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production inputs, maintenance, production, wages and transportation costs. Additionally, the costs of departments that support production, including materials management and quality control, are allocated to inventory.

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

The Company evaluates impairment of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For each asset or group of assets held for use with indicators of impairment, the

Company compares the sum of the estimated future cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds estimated undiscounted future cash flows, the excess of the net carrying value over estimated fair value is charged to impairment loss. Properties held for sale are reported at the lower of their carrying amount or their estimated sales price, less estimated costs to sell.

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

Generally, government grants fall into two categories: grants related to assets and grants related to income. Grants related to assets are government grants for the purchase, construction or other acquisition of long-lived assets. The Company accounts for grants related to assets as deferred income with the offset to an asset account, such as fixed assets, on the consolidated balance sheets. Non-monetary grants are recognized at fair value. The Company recognizes the deferred income on grants related to depreciable assets in profit or loss on a systematic basis over the useful life of the asset, which, consistent with the Company's fixed assets policy, is straight-line. The period over which grants are recognized depends on the terms of the agreement. Grants related to specific expenses already incurred are recognized in profit or loss in the period in which the grant becomes receivable. Grants related to non-depreciable assets may require the fulfillment of certain obligations. In such cases, these grants are recognized in profit or loss over the periods that bear the cost of meeting the obligations.

Grants related to income are any grants that are not considered grants related to assets, such as grants to compensate for certain expenses. Grants related to income are recognized as a reduction in the related expense in the period that the recognition criteria are met. See Note 9, New Markets Tax Credit Transactions.

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

The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company determines the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into account industry and market conditions. The discount rate is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the reporting unit. The market approach estimates fair value based on market multiples of earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. See Note 6, Goodwill and Other Intangible Assets, for additional information on the Company's annual goodwill impairment analysis.

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

Income Taxes

CMC and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and income tax bases of assets and liabilities. The principal differences are described in Note 12, Income Tax. Benefits from income tax credits are reflected currently in earnings. The Company records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information. The Company classifies interest and any statutory penalties recognized on a tax position as income tax expense.

Foreign Currencies

The functional currency of the Company's Polish operations is the local currency, the Polish zloty ("PLN"). Translation adjustments are reported as a component of accumulated other comprehensive income or loss. Transaction gains (losses) from transactions denominated in currencies other than the functional currency related to continuing operations were immaterial for 2021, 2020 and 2019.

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

Recently Adopted Accounting Pronouncements

On September 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended, (“ASU 2016-02”), using the modified retrospective transition approach. ASU 2016-02 requires a lessee to recognize an ROU asset and a lease liability on its balance sheet for all leases with terms longer than twelve months. The Company’s financial statements for periods prior to September 1, 2019 were not modified for the application of this ASU. Upon adoption of ASU 2016-02, the Company recorded the following amounts associated with operating leases in its consolidated balance sheet at September 1, 2019: $113.4 million of ROU assets in other noncurrent assets, $30.9 million of lease liabilities in accrued expenses and other payables and $84.9 million of lease liabilities in other noncurrent liabilities. There was no impact to the opening balance of retained earnings as a result of implementing ASU 2016-02. The Company elected the package of three practical expedients available under the ASU. Additionally, the Company implemented appropriate changes to internal processes and controls to support recognition, subsequent measurement and disclosures.

NOTE 2. CHANGES IN BUSINESS

2019 Acquisition

On November 5, 2018 (the "Acquisition Date"), the Company completed an acquisition (the "Acquisition") of 33 rebar fabrication facilities in the U.S., as well as four EAF mini mills located in Knoxville, Tennessee, Jacksonville, Florida, Sayreville, New Jersey and Rancho Cucamonga, California from Gerdau S.A., hereinafter collectively referred to as the "Acquired Businesses." The total cash purchase price, including working capital adjustments made within the allowable one-year measurement period, was $701.2 million, and was funded through a combination of domestic cash on-hand and a term loan which was repaid during 2020. The purchase price paid was allocated between the acquired mills and fabrication facilities' assets acquired and liabilities assumed at fair value, and the purchase price accounting was finalized on November 5, 2019.

During 2020, the Company recorded a $32.1 million charge due to a working capital adjustment related to the Acquisition. This charge was recorded subsequent to the end of the allowable one-year measurement period in selling, general and administrative expenses on the consolidated statement of earnings in 2020. The related liability was recorded in accrued expenses and other payables in the consolidated balance sheet at August 31, 2020.

The results of operations of the Acquired Businesses were reflected in the Company’s consolidated financial statements from the Acquisition Date. The Acquired Businesses' net sales and earnings before income taxes included in the Company's consolidated statement of earnings and consolidated statement of comprehensive income in 2019 were $1.4 billion and $132.7 million, respectively.

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below as if the Acquisition occurred on September 1, 2017. The pro forma financial information is presented for comparative purposes only, based on significant estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the Acquisition had been completed on September 1, 2017. These results were not used as part of management's analysis of the financial results and performance of the Company or the Acquired Businesses. These results are adjusted, where possible, for transaction and integration-related costs.

(in thousands)	2019
Pro forma net sales (1)	$6,033,908
Pro forma net earnings	162,255
__________________________________
(1) The impact of the amortization of unfavorable contract backlog has been removed from the pro forma net sales for the year ended August 31, 2019.

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

The acquisitions of GalvaBar and Ecosteel were not material individually, or in the aggregate, to the Company's financial position or results of operations; therefore pro-forma operating results and other disclosures for the acquisitions are not presented as the results would not be significantly different than reported results.

Facility Closures and Dispositions

In October 2019, the Company closed the melting operations at its Rancho Cucamonga facility, which is part of the North America segment. In August 2020, the Company announced plans to sell its Rancho Cucamonga facility. Additionally, in September 2021, the Company ceased operations at a rebar fabrication facility adjacent to the Rancho Cucamonga facility. Due to these closures, the Company recorded $13.8 million and $9.8 million of expense related to asset impairments, severance, pension curtailment, environmental obligations and vendor agreement terminations in 2021 and 2020, respectively. The dispositions did not meet the criteria for discontinued operations. As of August 31, 2021, the associated assets of the Rancho Cucamonga facility and the rebar fabrication facility, comprised of property, plant and equipment, net, met the criteria for classification as held for sale in the Company's consolidated balance sheet. As such, the Company has classified $24.9 million within assets held for sale in the Company's consolidated balance sheet as of August 31, 2021.

On September 29, 2021, the Company entered into a definitive agreement to sell the assets associated with the facilities. Gross proceeds from the sale will total approximately $300 million. The transaction is subject to customary closing conditions and purchase price adjustments and is expected to close during the second quarter of 2022.

In 2020, the Company idled six facilities in its North America segment and recorded $6.2 million of expense related to severance and ROU and other long-lived asset impairments.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") was comprised of the following:

(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance at September 1, 2018	$(92,637)	$1,356	$(2,396)	$(93,677)
Other comprehensive loss before reclassifications	(29,718)	(7)	(3,346)	(33,071)
Reclassification for (gain) loss	857	(301)	1,666	2,222
Income tax benefit	—	58	342	400
Net other comprehensive loss	(28,861)	(250)	(1,338)	(30,449)
Balance at August 31, 2019	(121,498)	1,106	(3,734)	(124,126)
Other comprehensive income (loss) before reclassifications	33,559	(14,983)	(952)	17,624
Reclassification for (gain) loss	6	(375)	—	(369)
Income tax benefit	—	2,918	189	3,107
Net other comprehensive income (loss)	33,565	(12,440)	(763)	20,362
Balance at August 31, 2020	(87,933)	(11,334)	(4,497)	(103,764)
Other comprehensive income (loss) before reclassifications	(17,747)	42,233	4,522	29,008
Reclassification for gain	—	(2,826)	—	(2,826)
Income tax expense	—	(6,292)	(946)	(7,238)
Net other comprehensive income (loss)	(17,747)	33,115	3,576	18,944
Balance at August 31, 2021	$(105,680)	$21,781	$(921)	$(84,820)

The items reclassified out of AOCI were not material for 2021, 2020 and 2019.

NOTE 4. REVENUE RECOGNITION

Revenue from Contracts with Customers
Each fabricated rebar contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated rebar and installation services is recognized over time using an input measure and these contracts represented approximately 10% of net sales in the North America segment in 2021 and 12% of net sales in the North America segment in 2020 and 2019. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure and these contracts represented approximately 9%, 11% and 9% of net sales in the North America segment in 2021, 2020 and 2019, respectively. The remaining net sales in the North America segment were recognized at a point in time concurrent with the transfer of control or as amounts were billed to the customer under an available practical expedient.
The following table provides information about assets and liabilities from contracts with customers:

	August 31,
(in thousands)	2021	2020
Contract assets (included in accounts receivable)	$64,168	$53,275
Contract liabilities (included in accrued expenses and other payables)	23,948	25,450

The entire contract liability as of August 31, 2020 was recognized in 2021.

Remaining Performance Obligations
As of August 31, 2021, a total of $799.3 million has been allocated to remaining performance obligations in the North America segment, related to those contracts where revenue is recognized using an input or output measure. Of this amount, the Company estimates that approximately 70% of the remaining performance obligations will be recognized during 2022. The duration of all other contracts in the North America and Europe segments are typically less than one year.

NOTE 5. INVENTORIES

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at August 31, 2021 and 2020, work in process inventories were not material. At August 31, 2021 and 2020, the Company's raw materials inventories were $286.1 million and $123.9 million, respectively.

Inventory write-downs were immaterial for 2021, 2020 and 2019.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross
Balance at September 1, 2019	$71,941	$2,384	$74,325
Foreign currency translation	—	195	195
Balance at August 31, 2020	71,941	2,579	74,520
Acquisitions	—	1,909	1,909
Foreign currency translation	—	(98)	(98)
Balance at August 31, 2021	71,941	4,390	76,331

Accumulated impairment
Balance at September 1, 2019	(10,036)	(151)	(10,187)
Foreign currency translation	—	(12)	(12)
Balance at August 31, 2020	(10,036)	(163)	(10,199)
Foreign currency translation	—	5	5
Balance at August 31, 2021	(10,036)	(158)	(10,194)

Goodwill, net
Balance at September 1, 2019	61,905	2,233	64,138
Foreign currency translation	—	183	183
Balance at August 31, 2020	61,905	2,416	64,321
Acquisitions	—	1,909	1,909
Foreign currency translation	—	(93)	(93)
Balance at August 31, 2021	$61,905	$4,232	$66,137

As of August 31, 2021 and 2020, the excess of the fair value over the carrying value of each reporting unit was substantial. There were no goodwill impairment charges in 2021, 2020 or 2019.

The following intangible assets subject to amortization are included in other noncurrent assets on the Company's consolidated balance sheets:

	August 31, 2021			August 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$7,203	$3,621	$3,582	$7,203	$2,647	$4,556
Customer base	6,079	5,629	450	6,111	4,900	1,211
Perpetual lease rights	4,395	860	3,535	4,766	866	3,900
Non-compete agreements	3,050	778	2,272	3,050	422	2,628
Brand name	838	585	253	838	501	337
Other	101	92	9	101	85	16
Total	$21,666	$11,565	$10,101	$22,069	$9,421	$12,648

In connection with the Acquisition, the Company recorded an unfavorable contract backlog liability of $110.2 million. The unfavorable contract backlog liability had a net carrying amount of $6.0 million at August 31, 2020 and was fully amortized at August 31, 2021. Amortization of the unfavorable contract backlog liability was $6.0 million, $29.4 million and $74.8 million for 2021, 2020 and 2019, respectively, and was recorded as an increase to net sales in the Company's consolidated statements of earnings.

Perpetual lease rights are amortized over an estimated useful life of 80 years. All other intangible assets with definitive lives are amortized over estimated useful lives ranging from 5 to 15 years. Excluding goodwill, the Company does not have any other significant intangible assets with indefinite lives. Amortization expense for intangible assets was $2.1 million in 2021 and 2020, and $2.2 million in 2019. Estimated amounts of amortization expense for the next five years are as follows:

Year Ended August 31,	(in thousands)
2022	$1,928
2023	1,473
2024	1,436
2025	1,078
2026	153

NOTE 7. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's consolidated balance sheets:

(in thousands)	Classification in Consolidated Balance Sheets	August 31, 2021	August 31, 2020
Assets:
Operating assets	Other noncurrent assets	$112,202	$114,905
Finance assets	Property, plant and equipment, net	55,308	50,642
Total leased assets		$167,510	$165,547

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$26,433	$27,604
Long-term	Other noncurrent liabilities	93,409	95,810
Total operating lease liabilities		119,842	123,414
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	16,040	14,373
Long-term	Long-term debt	36,104	35,851
Total finance lease liabilities		52,144	50,224
Total lease liabilities		$171,986	$173,638

The components of lease cost were as follows:

	Year Ended August 31,
(in thousands)	2021	2020
Operating lease expense	$32,752	$35,611
Finance lease expense:
Amortization of assets	13,050	11,445
Interest on lease liabilities	2,213	1,792
Total finance lease expense	15,263	13,237
Variable and short-term lease expense	20,096	17,020
Total lease expense	$68,111	$65,868

The weighted average remaining lease term and discount rate for operating and finance leases are presented in the following table:

	August 31, 2021	August 31, 2020
Weighted average remaining lease term (years)
Operating leases	6.2	6.3
Finance leases	3.6	3.8

Weighted average discount rate
Operating leases	4.451%	4.283%
Finance leases	4.079%	4.270%

Cash flow and other information related to leases is included in the following table:

	Year Ended August 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$31,686	$36,063
Operating cash outflows from finance leases	2,228	1,720
Financing cash outflows from finance leases	16,016	12,774

ROU assets obtained in exchange for lease obligations:
Operating leases	$25,888	$43,642
Finance leases	18,006	26,573

Future maturities of lease liabilities at August 31, 2021 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
2022	$31,555	$17,853
2023	26,726	15,632
2024	21,040	12,859
2025	16,308	7,256
2026	12,106	1,854
Thereafter	30,826	615
Total lease payments	138,561	56,069
Less imputed interest	18,719	3,925
Present value of lease liabilities	$119,842	$52,144

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt was as follows:

	Weighted Average Interest Rate as of August 31, 2021	Year Ended August 31,
(in thousands)		2021	2020
2031 Notes	3.875%	$300,000	$—
2027 Notes	5.375%	300,000	300,000
2026 Notes	5.750%	—	350,000
2023 Notes	4.875%	330,000	330,000
Poland Term Loan	1.710%	49,726	40,713
Short-term borrowings	1.050%	26,560	—
Other	5.100%	19,492	21,329
Finance leases		52,144	50,224
Total debt		1,077,922	1,092,266
Less debt issuance costs		8,141	8,581
Total amounts outstanding		1,069,781	1,083,685
Less current maturities of long-term debt and short-term borrowings		54,366	18,149
Long-term debt		$1,015,415	$1,065,536

In February 2021, the Company issued $300.0 million of 3.875% Senior Notes due February 2031 (the "2031 Notes"). Issuance costs associated with the 2031 Notes were $4.9 million in 2021. Interest on 2031 Notes is payable semiannually.

In May 2018, the Company issued $350.0 million of 5.750% Senior Notes due April 2026 (the "2026 Notes"). In February 2021, the Company accepted for purchase $77.8 million of the outstanding principal amount of the 2026 Notes through a cash tender offer. Following the expiration of the cash tender offer on February 18, 2021, the Company redeemed the remaining outstanding principal amount of the 2026 Notes. In 2021, the Company recognized a $16.8 million loss on debt extinguishment related to the retirement of the 2026 Notes.

In July 2017, the Company issued $300.0 million of 5.375% Senior Notes due July 2027 (the "2027 Notes"). Interest on the 2027 Notes is payable semiannually.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Interest on the 2023 Notes is payable semiannually.

In March 2021, the Company entered into a Fifth Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with a revolving credit facility (the "Revolver") of $400.0 million and a maturity date in March 2026, replacing the Fourth Amended and Restated Credit Agreement with a revolving credit facility of $350.0 million and a maturity date in June 2022. The maximum availability under the Revolver can be increased to $650.0 million with bank approval. The Company's obligations under the Credit Agreement are collateralized by its North America inventory. The Credit Agreement's capacity includes a $50.0 million sub-limit for the issuance of stand-by letters of credit. The Company had no amounts drawn under the Revolver or the previous revolving credit facility at August 31, 2021 or 2020. The availability under the Revolver and the previous revolving credit facility was reduced by outstanding stand-by letters of credit of $3.0 million at August 31, 2021 and 2020.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At August 31, 2021, the Company's interest coverage ratio was 14.61 to 1.00 and the Company's debt to capitalization ratio was 0.31 to 1.00.

In August 2020, the Company entered into an agreement through its subsidiary, CMCP, which allowed for a delayed draw Term Loan facility (the "Poland Term Loan") in the maximum aggregate principal amount of up to PLN 250.0 million. The proceeds of the Poland Term Loan were used to finance an addition of a third rolling line in Poland, which was completed during 2021. At August 31, 2020, PLN 150.0 million, or $40.7 million, was outstanding. An incremental principal amount of PLN 50.0 million, or $13.7 million, was drawn in March 2021, resulting in a final maximum aggregate principal amount under the facility, PLN 190.5 million, or $49.7 million, outstanding, as of August 31, 2021. CMCP is required to make quarterly interest and principal payments on the Poland Term Loan with interest based on the Warsaw Interbank Offer Rate ("WIBOR") plus a margin. The Poland Term Loan has a maturity date of August 2026.

The Company also has credit facilities in Poland, through its subsidiary, CMCP, available to support working capital, short-term cash needs, letters of credit, financial assurance and other trade finance-related matters. During the third and fourth quarters of 2021, CMCP amended certain terms of its credit facilities in Poland increasing the total credit facilities from PLN 275.0 million, or $74.6 million, at August 31, 2020, to PLN 300.0 million, or $78.3 million as of August 31, 2021. Prior to the amendments, the credit facilities expired in March 2022. The amended credit facilities expire in March 2024 and August 2024 for PLN 250.0 million and PLN 50.0 million, respectively. At August 31, 2021 and 2020, no amounts were outstanding under these facilities. CMCP had no borrowings or repayments under its credit facilities in 2021, and $22.4 million borrowings and $22.4 million repayments under its credit facilities in 2020. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $5.7 million and $0.8 million at August 31, 2021 and 2020, respectively.

At August 31, 2021, the Company was in compliance with all of the covenants contained in its credit arrangements.

The scheduled maturities of the Company's long-term debt, excluding obligations related to finance leases, are included in the table below. See Note 7, Leases, for scheduled maturities of finance leases.

Year Ended August 31,	(in thousands)
2022	$38,327
2023	345,070
2024	17,211
2025	15,062
2026	1,789
Thereafter	608,319
Total long-term debt, excluding finance leases	1,025,778
Less debt issuance costs	8,141
Total long-term debt outstanding, excluding finance leases	$1,017,637

The Company capitalized $2.8 million, $2.5 million and $0.3 million of interest in the cost of property, plant and equipment during 2021, 2020 and 2019, respectively.

Accounts Receivable Facilities

In April 2021, the Company amended certain terms of the U.S. trade accounts receivable facility (the "U.S. Facility"), reducing the maximum facility from $200.0 million as of August 31, 2020, to $150.0 million, and extending the expiration date from November 2021 to March 2023. Under the U.S. Facility, CMC contributes, and certain of its subsidiaries transfer without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of facilitating transfers of trade accounts receivable generated by the Company. CMCRV transfers the trade accounts receivable in their entirety to two financial institutions. Under the U.S. Facility, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The U.S. Facility contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the Credit Agreement. Advances taken under the U.S. Facility incur interest based on LIBOR plus a margin. The Company had no advance payments outstanding under the U.S. Facility at August 31, 2021 and 2020.

In addition to the U.S. Facility, the Company's subsidiary in Poland transfers trade accounts receivable to financial institutions without recourse (the "Poland Facility"). In August 2021, the Company amended certain terms of its Poland Facility, increasing the maximum allowable advance of eligible trade accounts receivable from PLN 198.0 million, or $53.7 million, as of August 31, 2020 to PLN 288.0 million, or $75.2 million, as of August 31, 2021. Advances taken under the Poland Program incur interest based on the WIBOR plus a margin. The Company had PLN 101.7 million, or $26.6 million, advance payments outstanding under the Poland Facility at August 31, 2021 and none at August 31, 2020.

The transfer of receivables under the U.S. and Poland Facilities do not qualify to be accounted for as sales. Therefore, any advances outstanding under these programs are recorded as debt on the Company's consolidated balance sheets.

NOTE 9. NEW MARKETS TAX CREDIT TRANSACTIONS

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

By its capital contributions to the investment funds (exclusive of Twain Investment Fund 222) (collectively, the "Funds"), USBCDC is entitled to substantially all the benefits derived from the NMTCs. These transactions include a put/call provision whereby the Company may be obligated or entitled to repurchase USBCDC’s interest in the Funds at the end of a seven-year period, in the case of the USBCDC Investment Fund 156, LLC and Twain Investment Fund 249, LLC or an eight-year period, in the case of Twain Investment Fund 219, LLC (each of such periods, an "Exercise Period"). The Company believes USBCDC will exercise the put options following the end of the respective Exercise Periods. The value attributed to the put/call is immaterial. The Company is required to follow various regulations and contractual provisions that apply to the NMTC transactions. Non-compliance with applicable requirements could result in unrealized projected tax benefits and, therefore, could require the Company to indemnify USBCDC for any loss or recapture of NMTCs related to the financing until the Company's obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with these transactions.

The Company has determined that the Funds are VIEs, of which the Company is the primary beneficiary and has consolidated them in accordance with ASC Topic 810, Consolidation. USBCDC’s contributions are included in other noncurrent liabilities in the consolidated balance sheets. Direct costs incurred in structuring the transactions were deferred and are recognized as expense over each Exercise Period. Incremental costs to maintain the structures during the compliance periods are recognized as incurred.

The Company has determined that Twain Investment Fund 222 is a VIE, of which the Company is not the primary beneficiary and has therefore treated the QEI of $2.1 million as debt. The obligation represents the Company's maximum exposure to loss and is included in long-term debt in the consolidated balance sheets.

NOTE 10. DERIVATIVES

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

The Company considers the total notional value of its futures and forward contracts as the best measure of the volume of derivative transactions. At August 31, 2021, the notional values of the Company's foreign currency and commodity contract commitments were $389.5 million and $213.4 million, respectively. At August 31, 2020, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $138.5 million and $195.8 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of August 31, 2021:

Commodity	Long/Short	Total
Aluminum	Long	1,900	MT
Copper	Long	578	MT
Copper	Short	8,244	MT
Electricity	Long	1,867,000	MW(h)
__________________________________
MT = Metric Ton
MW(h) = Megawatt hour

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

Commodity derivatives not designated as hedging instruments resulted in a loss, before income taxes, of $18.0 million and $6.0 million in 2021 and 2020, respectively, and a gain, before income taxes, of $1.7 million in 2019, recorded in cost of goods sold within the consolidated statements of earnings. Commodity derivatives accounted for as cash flow hedging instruments resulted in a net gain of $35.4 million and a net loss of $12.1 million recognized in the consolidated statements of comprehensive income in 2021 and 2020, respectively. As these derivatives were new in 2020 and did not begin to settle until 2021, there were no amounts recognized in the consolidated statements of comprehensive income in 2019. See Note 11, Fair Value, for the fair value of the Company's derivative instruments recorded in the consolidated balance sheets.

NOTE 11. FAIR VALUE

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for definitions of the three levels within the hierarchy.

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$441,297	$441,297	$—	$—
Commodity derivative assets (2)	27,323	910	—	26,413
Foreign exchange derivative assets (2)	2,537	—	2,537	—
Liabilities:
Commodity derivative liabilities (2)	1,352	1,352	—	—
Foreign exchange derivative liabilities (2)	1,880	—	1,880	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$449,824	$449,824	$—	$—
Commodity derivative assets (2)	202	202	—	—
Foreign exchange derivative assets (2)	1,484	—	1,484	—
Liabilities:
Commodity derivative liabilities (2)	19,000	3,993	—	15,007
Foreign exchange derivative liabilities (2)	459	—	459	—
_________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.
(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or the New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Derivatives classified as Level 3 are described below. Further discussion regarding the Company's use of derivative instruments is included in Note 10, Derivatives.

The fair value estimate of the Level 3 commodity derivative is based on an internally developed discounted cash flow model primarily utilizing unobservable inputs in which there is little or no market data. The Company forecasts future energy rates using a range of historical prices ("floating rate"). The following table summarizes the floating rate during 2021 and 2020, which is the only significant unobservable input used in the Company's discounted cash flow model:

	Floating Rate (PLN)
Year Ended August 31,	Low	High	Average
2020	151.66	243.88	200.70
2021	240.09	374.92	286.06

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivative recognized in the consolidated statements of comprehensive income. The fluctuation in energy rates over time may cause volatility in the fair value estimate and is the primary reason for the unrealized gains and losses in other comprehensive income ("OCI") in 2021 and 2020.

(in thousands)	Level 3 Commodity Derivative
Balance at September 1, 2019	$—
New commodity contract	1,083
Unrealized holding loss(1)	(16,090)
Reclassification for loss included in net earnings(2)	—
Balance at August 31, 2020	(15,007)
Unrealized holding gain(1)	43,798
Reclassification for gain included in net earnings(2)	(2,378)
Balance at August 31, 2021	$26,413
_______________________________
(1)    Unrealized holding gains/(losses) are included in OCI in the consolidated statements of comprehensive income.
(2)    (Gains)/losses included in net earnings are recorded in cost of goods sold in the consolidated statements of earnings.

There were no material non-recurring fair value remeasurements in 2021 or 2020.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value due to their short-term nature.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the consolidated balance sheets were as follows:

		August 31, 2021		August 31, 2020
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2031 Notes (1)	Level 2	$300,000	$306,279	$—	$—
2027 Notes (1)	Level 2	300,000	316,839	300,000	319,377
2023 Notes (1)	Level 2	330,000	348,071	330,000	345,335
Poland Term Loan (2)	Level 2	49,726	49,726	40,713	40,713
Short-term borrowings (2)	Level 2	26,560	26,560	—	—
2026 Notes (1)	Level 2	—	—	350,000	367,374
__________________________________
(1) The fair value of the Notes were determined based on indicated market values.
(2) The Poland Term Loan and short-term borrowings contain variable interest rates and carrying value approximates fair value.

NOTE 12. INCOME TAX

The components of earnings from continuing operations before income taxes were as follows:

	Year Ended August 31,
(in thousands)	2021	2020	2019
United States	$413,616	$334,170	$194,986
Foreign	120,402	36,608	73,474
Total	$534,018	$370,778	$268,460

The income taxes (benefit) included in the consolidated statements of earnings were as follows:

	Year Ended August 31,
(in thousands)	2021	2020	2019
Current:
United States	$113,696	$26,901	$621
Foreign	25,642	7,588	14,006
State and local	19,458	7,133	2,892
Current taxes	158,796	41,622	17,519
Deferred:
United States	(10,563)	45,771	46,922
Foreign	(2,512)	(43)	490
State and local	(24,568)	5,832	4,908
Deferred taxes	(37,643)	51,560	52,320
Total income taxes on income	121,153	93,182	69,839
Income taxes on discontinued operations	—	706	158
Income taxes on continuing operations	$121,153	$92,476	$69,681

A reconciliation of the federal statutory rate to the Company's effective income tax rate from continuing operations, including material items impacting the effective income tax rate, is as follows:

	Year Ended August 31,
(in thousands)	2021	2020	2019
Income tax expense at statutory rate	$112,144	$77,863	$56,377
Change in valuation allowance	37,092	968	36,167
Foreign tax impairment on valuation of subsidiaries (1)	(29,866)	5,084	(29,697)
Global intangible low-taxed income (2)	17,263	1,252	1,541
Nontaxable foreign interest (1)	(14,617)	8	(9,799)
State and local taxes (3)	(3,838)	9,895	6,085
TCJA - Toll charge and related foreign tax credits	—	—	7,410
Other	2,975	(2,594)	1,597
Income tax expense on continuing operations	$121,153	$92,476	$69,681
Effective income tax rate from continuing operations	22.7%	24.9%	26.0%
__________________________________
(1) Fully offset by a valuation allowance.
(2) 2021 includes the tax effect of a gain recognized in connection with a global tax restructuring.
(3) State and local taxes in 2021 includes a $19.9 million benefit related to the release of certain state valuation allowances.

The Company plans to repatriate the current and future earnings from the Europe segment and recorded an immaterial amount of tax expense related to such future distributions. The Company considers all undistributed earnings of its non-U.S. subsidiaries prior to August 31, 2019 to be indefinitely reinvested and has not recorded deferred tax liabilities on such earnings.

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	August 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating losses and credits	$291,145	$283,416
Deferred compensation and employee benefits	64,693	32,293
ROU operating lease liabilities	28,915	29,619
Reserves and other accrued expenses	13,846	30,371
Other	3,817	3,315
Total deferred tax assets	402,416	379,014
Valuation allowance for deferred tax assets	(278,099)	(281,849)
Deferred tax assets, net	124,317	97,165
Deferred tax liabilities:
Property, plant and equipment	(180,925)	(185,595)
ROU operating lease assets	(26,950)	(28,201)
Other	(8,940)	(2,420)
Total deferred tax liabilities	(216,815)	(216,216)
Net deferred tax liabilities	$(92,498)	$(119,051)

Net operating losses giving rise to deferred tax assets consist of $428.3 million of state net operating losses and $961.6 million of foreign net operating losses that expire in varying amounts beginning in 2022 (with certain amounts having indefinite carryforward periods). These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The Company's valuation allowances primarily relate to net operating loss and credit carryforwards in certain state and foreign jurisdictions for which utilization is uncertain. During fiscal 2021, the Company recorded a net $3.8 million decrease in valuation allowances. As of August 31, 2021, management determined that there is sufficient positive evidence to release $19.9 million of valuation allowances for certain state jurisdictions where deferred tax assets are now more likely than not to be realized. No change was made with respect to the realizability of foreign deferred tax assets, causing the Company to increase such valuation allowances by $17.1 million during fiscal 2021.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

(in thousands)	2021	2020	2019
Balance at September 1,	$8,652	$8,652	$3,121
Change for tax positions of prior years	—	—	5,531
Reductions due to lapse of statute of limitations	(3,121)	—	—
Balance at August 31, (1)	$5,531	$8,652	$8,652
__________________________________
(1)The full balance of unrecognized income tax benefits in each year, if recognized, would have impacted the Company’s effective income tax rate at the end of each respective year.

At August 31, 2021 and 2020, accrued interest and penalties related to uncertain tax positions was not material.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of all fiscal years that are open to examination.

U.S. Federal — 2018 and forward
U.S. States — 2017 and forward
Foreign — 2014 and forward

NOTE 13. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and nonqualified stock options, restricted stock awards and performance-based awards. The Compensation Committee of CMC's Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plans. Stock-based compensation expense for 2021, 2020 and 2019 of $43.7 million, $31.9 million and $25.1 million, respectively, was primarily included in selling, general and administrative expenses on the Company's consolidated statements of earnings. As of August 31, 2021, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $13.7 million, which is expected to be recognized over a weighted average period of three years.
The following table summarizes the total awards granted:

	Restricted Stock Awards/Units	Performance Awards
2021 grants	847,872	406,098
2020 grants	997,454	536,022
2019 grants	889,238	483,984

As of August 31, 2021, the Company had 5,264,516 shares of common stock available for future grants.

Restricted Stock Units

Restricted stock units issued under the Company's stock-based compensation plans may not be sold, transferred, pledged or assigned until service-based restrictions lapse. The restricted stock units generally vest and are converted to shares of the Company's common stock in three equal installments on each of the first three anniversaries of the date of grant,. Generally, upon termination of employment, restricted stock units that have not vested are forfeited. Other than awards granted to certain executives, which continue to vest following qualifying retirement, a pro-rata portion of the unvested restricted stock awarded will vest and become payable upon death, disability or qualifying retirement.

The estimated fair value of the restricted stock units is based on the closing price of the Company's common stock on the date of grant, discounted for the expected dividend yield through the vesting period. Compensation cost related to the restricted stock units is recognized ratably over the service period and is included in equity on the Company's consolidated balance sheets.

Performance Stock Units

Performance stock units issued under the Company's stock-based compensation plans may not be sold, transferred, pledged or assigned until service-based restrictions lapse and any performance objectives have been attained as established by the Compensation Committee. Recipients of these awards generally must be actively employed by and providing services to the Company on the last day of the performance period in order to receive an award payout. Other than awards granted to certain executives, which continue to vest following qualifying retirement, a pro-rata portion of the performance stock units will vest and become payable at the end of the performance period upon death, disability or qualifying retirement.

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

Performance targets established by the Compensation Committee for performance stock units awarded in 2021, 2020 and 2019 were weighted 75% based on the Company's cumulative EBITDA targets and positive return on invested capital for the fiscal year in which the awards were granted and the succeeding two fiscal years, as approved by CMC's Board of Directors in the respective year's business plan, and 25% based on a three year relative total stockholder return metric. Performance stock units awarded will be settled in shares of the Company's common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The performance stock units awarded in 2021 and 2020 associated with the cumulative EBITDA targets have been classified as liability awards since the final EBITDA target will not be set until the third year of the performance period. Consequently, these awards were included in accrued expenses and other payables on the Company's consolidated balance sheets. The fair value of these performance stock units is remeasured each reporting period and is recognized ratably over the service period. The performance stock units associated with the total stockholder return metric were valued at fair value on the date of grant using the Monte Carlo pricing model and were included in equity on the Company's consolidated balance sheets.

Information for restricted stock units and performance stock units is as follows:

	Number	Weighted Average Fair Value
Outstanding as of September 1, 2018	1,800,718	$16.82
Granted	1,505,449	17.75
Vested	(992,167)	20.09
Forfeited	(34,432)	17.90
Outstanding as of August 31, 2019	2,279,568	15.99
Granted	1,529,212	18.32
Vested	(1,417,552)	18.80
Forfeited	(145,591)	21.35
Outstanding as of August 31, 2020	2,245,637	18.79
Granted	1,519,153	20.49
Vested	(1,451,846)	17.62
Forfeited	(122,149)	20.19
Outstanding as of August 31, 2021	2,190,795	$20.67

The total fair value of shares vested during 2021, 2020 and 2019 was $25.6 million, $26.7 million and $19.9 million, respectively.

The Company granted 323,880 and 425,915 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during 2021 and 2020, respectively. As of August 31, 2021, the Company had 711,148 equivalent shares of awards outstanding and expects 675,590 equivalent shares to vest.

Stock Purchase Plan

Almost all U.S. resident employees may participate in the Company's employee stock purchase plan. Each eligible employee may purchase up to 500 shares annually. The Board of Directors established a 15% purchase discount based on market prices on specified dates for 2021, 2020 and 2019. Yearly activity of the stock purchase plan was as follows:

	Year Ended August 31,
	2021	2020	2019
Shares subscribed	347,510	347,870	446,950
Price per share	$17.14	$18.80	$13.80
Shares purchased	292,690	365,990	226,860
Price per share	$18.80	$13.80	$17.84
Shares available for future issuance	1,950,664

NOTE 14. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution 401(k) retirement plan. The tax qualified defined contribution plan is maintained, and contributions are made, in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives benefits pursuant to its Benefit Restoration Plan ("BRP") equal to amounts that would have been available under the tax qualified ERISA plan, but were subject to the limitations of ERISA, tax laws and regulations. Company expenses for these plans, a portion of which are discretionary, are recorded in both cost of goods sold and selling, general and administrative expenses, and totaled $47.0 million, $37.3 million and $32.9 million for 2021, 2020 and 2019, respectively.

The deferred compensation liability under the BRP was $51.2 million and $47.0 million at August 31, 2021 and 2020, respectively, with $45.4 million and $40.6 million, respectively, included in other long-term liabilities on the Company's consolidated balance sheets. At August 31, 2021 and 2020, $5.8 million and $6.4 million, respectively, of the deferred compensation liability related to the BRP was included in accrued expenses and other payables on the Company's consolidated balance sheets. Though under no obligation to fund the BRP, the Company has segregated assets in a trust with a value of $69.4 million and $60.8 million at August 31, 2021 and 2020, respectively, and such assets were included in other noncurrent assets on the Company's consolidated balance sheets. The net holding gain on these segregated assets was $10.1 million, $6.0 million and $3.3 million for 2021, 2020 and 2019, respectively, and was included in net sales in the Company's consolidated statements of earnings.

In 2019, the Company acquired a partially funded defined benefit pension plan, from Gerdau S.A., (the "Plan") as part of the Acquisition. Upon closing of the Acquisition, the excess of projected Plan benefit obligations over the Plan assets was recognized as a liability and previously existing deferred actuarial gains and losses and unrecognized service costs or benefits were eliminated. Pension benefits associated with the Plan are generally based on each participant’s years of service, compensation and age at retirement or termination. The Plan was closed to new participants prior to the Acquisition.

As a result of the closure of the Rancho Cucamonga facility, the Company recorded pension curtailment loss and special termination benefits of $3.2 million in 2020 and no such expense in 2021. For further details, refer to Note 2, Changes in Business.

The following tables include a reconciliation of the beginning and ending balances of pension benefit obligation and the fair value of Plan assets and the related amounts recognized in the Company’s consolidated balance sheets as of August 31, 2021 and 2020:

(in thousands)	2021	2020
Benefit obligation at beginning of year	$36,130	$31,661
Service cost	—	335
Interest cost	724	892
Curtailment loss	—	1,314
Special termination benefits	—	1,918
Actuarial (gain) loss	(1,557)	1,280
Benefits paid	(1,610)	(1,270)
Benefit obligation at end of year	$33,687	$36,130

Fair value of Plan assets at beginning of year	$29,201	$23,435
Actual return on Plan assets	4,042	2,248
Administrative expenses	(52)	(496)
Employer contributions	2,545	5,284
Benefits paid	(1,610)	(1,270)
Fair value of Plan assets at end of year	34,126	29,201
Funded status at end of year (net asset (liability) recognized in the consolidated balance sheets as of August 31,)	$439	$(6,929)

Amounts recognized in accumulated other comprehensive income as of August 31,
Net actuarial (gain) loss	$(1,110)	$3,234

Weighted average assumptions used to determine benefit obligations as of August 31, 2021 and 2020 are detailed below:

	2021	2020
Effective discount rate for benefit obligations	2.9%	2.8%
Expected long-term rate of return on Plan assets	4.8%	5.0%

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels.

The service cost component of net periodic benefit cost is recorded in cost of goods sold within the consolidated statements of earnings and other components of net periodic benefit costs are recorded in selling, general and administrative expenses within the consolidated statements of earnings. Components of net periodic benefit cost and other supplemental information are detailed below:

	Year Ended August 31,
(in thousands)	2021	2020	2019
Service cost	$—	$335	$354
Expected administrative expenses	290	450	250
Interest cost	724	892	926
Expected return on Plan assets	(1,493)	(1,334)	(1,008)
Special termination benefits	—	1,918	—
Settlements, curtailments and other	—	1,314	—
Total net periodic benefit (gain) cost	$(479)	$3,575	$522

Other changes in Plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss arising during measurement period	$(4,344)	$3,642	$2,823
Amortization of net actuarial gain	—	(3,232)	—
Total recognized in other comprehensive income	$(4,344)	$410	$2,823

Weighted average assumptions used to determine net periodic benefit cost for 2021, 2020 and 2019 are detailed below:

	2021	2020(1)	2019
Effective rate for interest on benefit obligations	2.1%	2.8%	4.3%
Effective rate for service cost	N/A	3.3%	4.7%
Expected long-term rate of return	5.0%	6.0%	6.0%
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

The Company does not expect to make any contributions in 2022. Future contributions will depend on market conditions, interest rates and other factors.

Plan Assets

Plan assets consist primarily of public equity, corporate and government bonds. The principal investment objectives are to maximize total return without assuming undue risk exposure. Each asset class has broadly diversified characteristics. Asset and benefit obligation forecasting studies are conducted periodically, generally every two to three years, or when significant changes have occurred in market conditions, benefits, participant demographics or funded status.

The Plan's weighted average asset targets and actual allocations as a percentage of Plan assets, including the notional exposure of future contracts by asset categories, are detailed below:

	Pension Assets
	Target Percent			2021	2020
Fixed income securities	60%	—	65%	64.1%	48.1%
Equity securities:
Domestic	15.0	—	20.0	18.5	26.9
International	5.0	—	10.0	9.1	13.1
Mutual funds	5.0	—	10.0	6.5	10.1
Cash and other	—	—	5.0	1.8	1.8
Total				100.0%	100.0%

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

Fair Value Measurements

The following table sets forth the Plan assets by asset class as of August 31, 2021 and 2020. All securities are traded on a national securities exchange and therefore are Level 1 assets in the fair value hierarchy.

	Fair Value at Measurement Date
(in thousands)	August 31, 2021	August 31, 2020
Fixed income securities	$21,890	$14,084
Equity securities:
Domestic	6,317	7,849
International	3,094	3,816
Mutual funds	2,230	2,937
Total equity securities	11,641	14,602
Cash and other	595	515
Fair value of Plan assets	$34,126	$29,201

Future Pension Benefit Payments

The following table provides the estimated pension benefit payments that are payable from the Plan to participants in future years:

Year Ended August 31,	(in thousands)
2022	$1,723
2023	1,736
2024	1,746
2025	1,733
2026	1,717
2027 through 2031	8,581

NOTE 15. CAPITAL STOCK

Treasury Stock

During the first quarter of 2015, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $100.0 million of the Company's outstanding common stock. The share repurchase program does not require the Company to acquire any dollar amount or number of shares of common stock and may be modified, suspended, extended or terminated at any time without prior notice. During 2021, 2020 and 2019, the Company did not purchase any shares of common stock. The Company had remaining authorization to purchase $27.6 million of common stock at August 31, 2021.

On October 13, 2021, the Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. This new program replaces the previously existing program, which has been terminated by the Board of Directors in connection with the approval of the new program.

Preferred Stock

The Company has 2,000,000 shares of preferred stock, par value of $1.00 per share, authorized. The Company may issue preferred stock in series, and the shares of each series may have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

NOTE 16. EARNINGS PER SHARE

The calculations of basic and diluted earnings per share from continuing operations were as follows:

	Year Ended August 31,
	2021	2020	2019
Earnings from continuing operations	$412,865	$278,302	$198,779

Basic earnings per share:
Shares outstanding for basic earnings per share	120,338,357	118,921,854	117,834,558
Basic earnings per share from continuing operations	$3.43	$2.34	$1.69

Diluted earnings per share:
Shares outstanding for basic earnings per share	120,338,357	118,921,854	117,834,558
Effect of dilutive securities:
Stock-based incentive/purchase plans	1,645,140	1,387,767	1,290,070
Shares outstanding for diluted earnings per share	121,983,497	120,309,621	119,124,628
Diluted earnings per share from continuing operations	$3.38	$2.31	$1.67

Anti-dilutive shares not included in the table above were immaterial for all periods presented. Shares of the Company's restricted stock are included in the number of shares of common stock issued and outstanding but omitted from the basic earnings per share calculation until the shares vest.

NOTE 17. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. At August 31, 2021 and 2020, the Company had $0.5 million and $0.7 million, respectively, accrued for cleanup and remediation costs at certain sites in response to statues enforced by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). Total accrued environmental liabilities, including CERCLA sites, were $7.1 million and $3.4 million as of August 31, 2021 and 2020, respectively, of which $2.3 million and $2.7 million were classified as other long-term liabilities as of August 31, 2021 and 2020, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

NOTE 18. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables were as follows:

	Year Ended August 31,
(in thousands)	2021	2020
Salaries and incentive compensation	$166,332	$164,442
Taxes other than income taxes	57,548	43,362
Worker's compensation and general liability insurance	38,618	39,375

NOTE 19. OPERATING SEGMENTS

The Company's operating segments engage in business activities from which they may earn revenues and incur expenses and for which discrete financial information is available. Operating results for the operating segments are regularly reviewed by the Company's Chief Operating Decision Maker ("CODM") to manage the business, make decisions about resources to be allocated to the segments and to assess performance. The Company's CODM is identified as the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer.

The Company structures its business into the following two operating and reportable segments: North America and Europe. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's BRP and short-term investments, expenses of the Company's corporate headquarters, interest expense related to its long-term debt and intercompany eliminations. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales and the accounting policies of the segments.

The CODM uses adjusted EBITDA from continuing operations ("adjusted EBITDA") to evaluate segment performance and allocate resources. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization expense and impairment expense.

The following table summarizes certain financial information from continuing operations by reportable segment and Corporate and Other:

(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
2021
Net sales	$5,670,976	$1,049,059	$9,725	$6,729,760
Adjusted EBITDA	746,594	148,258	(140,568)	754,284
Interest expense(1)	25,131	476	26,297	51,904
Capital expenditures	134,932	44,002	5,231	184,165
Depreciation and amortization	132,192	27,516	7,905	167,613
Asset impairments	6,360	424	—	6,784
Total assets	3,221,465	729,766	687,440	4,638,671
2020
Net sales	$4,769,933	$699,140	$7,413	$5,476,486
Adjusted EBITDA	661,176	62,007	(146,575)	576,608
Interest expense(1)	48,413	982	12,442	61,837
Capital expenditures	127,982	48,895	10,741	187,618
Depreciation and amortization	132,492	25,674	7,583	165,749
Asset impairments	7,606	5	—	7,611
Total assets(2)	2,862,805	532,850	686,073	4,081,728
2019
Net sales	$5,001,116	$817,048	$10,838	$5,829,002
Adjusted EBITDA	456,296	100,102	(132,313)	424,085
Interest expense(1)	46,939	2,493	21,941	71,373
Capital expenditures	89,119	40,337	9,380	138,836
Depreciation and amortization	125,718	25,993	6,941	158,652
Asset impairments	369	15	—	384
Total assets(2)	2,991,996	464,177	302,598	3,758,771
__________________________________
(1) Includes intercompany interest expense in the segments, which is eliminated within Corporate and Other.
(2) Total assets listed in Corporate and Other at 2020 and 2019 includes assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA:

	Year Ended August 31,
(in thousands)	2021	2020	2019
Earnings from continuing operations	$412,865	$278,302	$198,779
Interest expense	51,904	61,837	71,373
Income taxes	121,153	92,476	69,681
Depreciation and amortization	167,613	165,749	158,652
Amortization of acquired unfavorable contract backlog	(6,035)	(29,367)	(74,784)
Asset impairments	6,784	7,611	384
Adjusted EBITDA	$754,284	$576,608	$424,085

The following tables present net sales by reportable segment and Corporate and Other disaggregated by major product:

	Year Ended August 31, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$1,162,997	$19,841	$—	$1,182,838
Steel products	2,289,975	808,662	—	3,098,637
Downstream products	1,814,192	192,175	—	2,006,367
Other	403,812	26,567	11,539	441,918
Net sales-unaffiliated customers	5,670,976	1,047,245	11,539	6,729,760
Intersegment net sales, eliminated on consolidation	—	1,814	(1,814)	—
Net sales	$5,670,976	$1,049,059	$9,725	$6,729,760

	Year Ended August 31, 2020
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$718,513	$9,692	$—	$728,205
Steel products	1,738,556	547,047	—	2,285,603
Downstream products	1,943,126	119,232	—	2,062,358
Other	369,738	21,660	8,922	400,320
Net sales-unaffiliated customers	4,769,933	697,631	8,922	5,476,486
Intersegment net sales, eliminated on consolidation	—	1,509	(1,509)	—
Net sales	$4,769,933	$699,140	$7,413	$5,476,486

	Year ended August 31, 2019
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$953,858	$12,359	$—	$966,217
Steel products	1,763,017	646,974	—	2,409,991
Downstream products	1,936,994	133,823	—	2,070,817
Other	347,247	22,567	12,163	381,977
Net sales-unaffiliated customers	5,001,116	815,723	12,163	5,829,002
Intersegment net sales, eliminated on consolidation	—	1,325	(1,325)	—
Net sales	$5,001,116	$817,048	$10,838	$5,829,002

The following table presents net sales by geographic area:

	Year Ended August 31,
(in thousands)	2021	2020	2019
Geographic area:
United States	$5,295,447	$4,562,351	$4,771,164
Poland	793,075	549,983	510,610
China	156,101	76,909	74,638
Other	485,137	287,243	472,590
Net sales	$6,729,760	$5,476,486	$5,829,002

The following table presents long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	August 31,
(in thousands)	2021	2020	2019
United States	$1,473,745	$1,483,127	$1,426,131
Poland	225,582	225,166	173,045
Other	23	51	42
Total long-lived assets	$1,699,350	$1,708,344	$1,599,218

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2021.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2021 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2021.

CMC's internal control over financial reporting as of August 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting. No change to our internal control over financial reporting occurred during the quarter ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required in response to this item with regard to directors is incorporated by reference into this Annual Report from our definitive proxy statement for our 2022 annual meeting of stockholders (such proxy statement, the "2022 Proxy Statement"). Such information will be included in the 2022 Proxy Statement under the captions "Proposal 1: Election of Directors," "Certain Relationships and Related Person Transactions," "Delinquent Section 16(a) Reports," "Audit Committee Report" and "Corporate Governance; Board and Committee Matters." Information regarding the Company's executive officers is set forth under the caption "Information About Our Executive Officers" in Part I, Item 1, "Business" of this Annual Report and incorporated herein by reference.

Code of Ethics

We have adopted a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Our Financial Code of Ethics is available on our website (www.cmc.com), and we intend to post any amendments to or waivers from our Financial Code of Ethics on our website to the extent applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Commercial Metals Company, 6565 N. MacArthur Blvd., Suite 800, Irving, Texas, 75039, Attention: Corporate Secretary, or by calling (214) 689-4300.

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 is incorporated by reference into this Annual Report from our 2022 Proxy Statement. Such information will be included in the 2022 Proxy Statement under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about our equity compensation plans as of August 31, 2021:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity
Compensation plans approved by security holders	2,190,795	$20.67	5,264,516
Equity
Compensation plans not approved by security holders	—	—	—
Total	2,190,795	$20.67	5,264,516

The other information required in response to this Item 12 is incorporated by reference into this Annual Report from the 2022 Proxy Statement. Such information will be included in the 2022 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report from the 2022 Proxy Statement. Such information will be included in the 2022 Proxy Statement under the caption "Certain Relationships and Related Person Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated by reference into this Annual Report from the 2022 Proxy Statement. Such information will be included in the 2022 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."

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

4(i)(h)
Fourth Supplemental Indenture, dated February 2, 2021, by and among Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company's Current Report on Form 8-K dated February 2, 2021 and incorporated herein by reference).

4(i)(i)	Form of 3.875% Senior Note due 2031 (filed as Exhibit 4.2 to Commercial Metals Company's Current Report on Form 8-K dated February 2, 2021 and incorporated herein by reference).

4(ii)(a)	The description of Commercial Metals Company's Common Stock (filed herewith).

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

10(i)(b)
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

10(i)(c)
Performance Undertaking, dated April 5, 2011, executed by Commercial Metals Company in favor of CMC Receivables, Inc. (a special purpose wholly-owned subsidiary of Commercial Metals Company) (filed as Exhibit 10.5 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 and incorporated herein by reference).

10(i)(d)
Amendment No. 1 to Receivables Purchase Agreement, dated December 28, 2011, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., The Bank of Nova Scotia and Liberty Street Funding LLC (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K filed January 3, 2012 and incorporated herein by reference).

10(i)(e)
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

10(i)(f)
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

10(i)(g)
Amendment No. 5 to Receivables Purchase Agreement, dated July 29, 2016, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., Coöperatieve Rabobank U.A., and Nieuw Amsterdam Receivables Corporation B.V. (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed August 2, 2016 and incorporated herein by reference).

10(i)(h)
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

10(i)(i)
Amendment No. 7 to Receivables Purchase Agreement, dated August 31, 2018, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., Coöperatieve Rabobank U.A., and Nieuw Amsterdam Receivables Corporation B.V. (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed on September 4, 2018 and incorporated herein by reference).

10(i)(j)
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

10(i)(k)
Amendment No. 8 to Receivables Purchase Agreement, dated October 22, 2019, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., Coöperatieve Rabobank U.A., and Nieuw Amsterdam Receivables Corporation B.V. (filed as Exhibit 10(i)(r) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(i)(l)
Joinder and Amendment No. 6 to Receivables Sale Agreement and Performance Undertaking, dated October 22, 2019, by and among Commercial Metals Company, individually and as provider of the Performance Undertaking, certain subsidiaries of Commercial Metals Company, as originators, and CMC Receivables, Inc. (filed as Exhibit 10(i)(s) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(i)(m)
Fifth Amended and Restated Credit Agreement, dated March 31, 2021, by and among Commercial Metals Company, CMC International Finance, S,à R.L., the lenders party thereto and Bank of America, N.A., as Administrative Agent, (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed April 6, 2021 and incorporated herein by reference).

10(i)(n)
Amendment No. 9 to Receivables Purchase Agreement, dated April 1, 2021, by and among Commercial Metals Company, CMC Receivables, Inc., Wells Fargo Bank, N.A., Coöperatieve Rabobank U.A, and Nieuw Amsterdam Receivables Corporation B.V. (filed as Exhibit 10.2 to Commercial Metals Company's Current Report on Form 8-K dated March 31, 2021 and incorporated herein by reference).

10(i)(o)
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

10(i)(p)
Purchase and Sale Agreement and Joint Escrow Instructions, dated September 29, 2021, by and among TAMCO, CMC Steel Fabricators, Inc., as sellers, and BTC III Acquisitions LLC, as buyer (filed as exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed September 30, 2021 and incorporated herein by reference).

10(ii)(a)*
Commercial Metals Company Employee Stock Purchase Plan as Amended and Restated effective January 1, 2020 (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(b)*
Form of Amended and Restated Executive Employment Continuity Agreement (filed as Exhibit 10(iii)(b) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(c)*
Terms and Conditions of Employment, dated May 3, 2011, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 and incorporated herein by reference).

10(ii)(d)*
Amendment to Terms and Conditions of Employment, dated May 29, 2015, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10(iii)(d) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(e)*
Second Amendment to Terms and Conditions of Employment, dated January 18, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed January 19, 2016 and incorporated herein by reference).

10(ii)(f)*
Third Amendment to Terms and Conditions of Employment, dated November 28, 2016, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 99.1 to Commercial Metals Company's Current Report on Form 8-K filed November 29, 2016 and incorporated herein by reference).

10(ii)(g)*
Fourth Amendment to Terms and Conditions of Employment, dated August 31, 2017, by and between Barbara R. Smith and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed September 1, 2017 and incorporated herein by reference).

10(ii)(h)*
Employment Agreement, dated April 19, 2010, by and between Tracy L. Porter and Commercial Metals Company (filed as Exhibit 10(iii)(h) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(i)*
Amendment to Employment Agreement, dated May 27, 2015, by and between Tracy L. Porter and Commercial Metals Company (filed as Exhibit 10(iii)(i) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(j)*
Second Amendment to Employment Agreement, dated September 30, 2016, by and between Tracy L. Porter and Commercial Metals Company (filed as Exhibit 10(iii)(j) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(k)*
Third Amendment to Employment Agreement, dated April 1, 2018, by and between Tracy L. Porter and Commercial Metals Company (filed as Exhibit 10(iii)(k) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(l)*
Commercial Metals Company 2013 Long-Term Equity Incentive Plan as Amended and Restated effective November 19, 2019 (filed as Exhibit 10.2 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(m)*
Terms and Conditions of Stock Award, Employment and Separation dated August 13, 2019, by and between Paul J. Lawrence and Commercial Metals Company (filed as Exhibit 10(iii)(m) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(n)*
Terms and Conditions of Employment, dated June 16, 2020, by and between Jody Absher and Commercial Metals Company (filed as Exhibit 10(iii)(n) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(o)*
Terms and Conditions of Employment, dated June 16, 2020, by and between Jennifer J. Durbin and Commercial Metals Company (filed as Exhibit 10(iii)(o) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(p)*
Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(q)*	Form of Performance Award Agreement (Filed as Exhibit 10.4 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(r)*
Form of Non-Employee Director Restricted Stock Award Agreement (Filed as Exhibit 10.5 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(s)*
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Filed as Exhibit 10.6 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(t)	Form of Director and Officer Indemnification Agreement (filed herewith).

21	Subsidiaries of Commercial Metals Company (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31(a)	Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of Paul J. Lawrence, Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File

*  Denotes management contract or compensatory plan.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Charged to Costs and Expenses	Charged to Other Accounts (2)	Balance at End of Period
Year Ended August 31, 2021
Allowance for doubtful accounts	$9,597	$(1,429)	$138		$(2,753)	$5,553
Deferred tax valuation allowance	281,849	20,058		(23,808)		278,099
Year Ended August 31, 2020
Allowance for doubtful accounts	8,403	1,079	2,220		(2,105)	9,597
Deferred tax valuation allowance	283,560	4,733		(6,444)		281,849
Year Ended August 31, 2019
Allowance for doubtful accounts	4,489	1,820	4,718	(75)	(2,549)	8,403
Deferred tax valuation allowance	268,554	22,220		(7,214)		283,560
__________________________________
(1)Recoveries and translation adjustments.
(2)Uncollectable accounts charged to the allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Barbara R. Smith
Barbara R. Smith
Chairman of the Board, President and Chief Executive Officer
	Date:	October 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Barbara R. Smith	/s/ Gary E. McCullough

Barbara R. Smith, October 14, 2021	Gary E. McCullough, October 14, 2021
Chairman of the Board, President and Chief Executive Officer	Director

/s/ Joseph C. Winkler	/s/ Sarah E. Raiss

Joseph C. Winkler, October 14, 2021	Sarah E. Raiss, October 14, 2021
Lead Director	Director

/s/ Vicki L. Avril-Groves	/s/ J. David Smith

Vicki L. Avril-Groves, October 14, 2021	J. David Smith, October 14, 2021
Director	Director

/s/ Lisa M. Barton	/s/ Charles L. Szews

Lisa M. Barton, October 14, 2021	Charles L. Szews, October 14, 2021
Director	Director

/s/ Rhys J. Best	/s/ Paul J. Lawrence

Rhys J. Best, October 14, 2021	Paul J. Lawrence, October 14, 2021
Director	Vice President and Chief Financial Officer

/s/ Peter R. Matt	/s/ Lindsay L. Sloan

Peter R. Matt, October 14, 2021	Lindsay L. Sloan, October 14, 2021
Director	Vice President and Chief Accounting Officer