Form 10-Q
period 2021-11-30
COMMERCIAL METALS Co
filed 2022-01-10
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
OR
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
6565 N. MacArthur Blvd., Irving, Texas 75039
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
Yes  ☐    No  ☒
As of January 7, 2022, 121,481,234 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended November 30,
(in thousands, except share and per share data)	2021	2020
Net sales	$1,981,801	$1,391,803
Costs and expenses:
Cost of goods sold	1,586,410	1,174,819
Selling, general and administrative expenses	122,595	113,627
Interest expense	11,035	14,259
Asset impairments	—	3,594
	1,720,040	1,306,299
Earnings from continuing operations before income taxes	261,761	85,504
Income taxes	28,872	21,593
Earnings from continuing operations	232,889	63,911

Earnings from discontinued operations before income taxes	—	250
Income taxes	—	68
Earnings from discontinued operations	—	182

Net earnings	$232,889	$64,093

Basic earnings per share*
Earnings from continuing operations	$1.92	$0.53
Earnings from discontinued operations	—	—
Net earnings	$1.92	$0.54

Diluted earnings per share*
Earnings from continuing operations	$1.90	$0.53
Earnings from discontinued operations	—	—
Net earnings	$1.90	$0.53

Average basic shares outstanding	121,129,679	119,762,706
Average diluted shares outstanding	122,797,738	121,128,044
See notes to condensed consolidated financial statements.
 _________________
*Earnings Per Share ("EPS") is calculated independently for each component and may not sum to Net EPS due to rounding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2021	2020
Net earnings	$232,889	$64,093
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment after reclassification	(39,688)	(8,388)
Derivatives:
Unrealized holding gain	22,254	1,164
Reclassification for realized gain	(3,069)	(54)
Net unrealized gain on derivatives	19,185	1,110
Defined benefit plans loss after amortization of prior service costs and net actuarial losses	(6)	(13)
Other comprehensive loss	(20,509)	(7,291)
Comprehensive income	$212,380	$56,802
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	November 30, 2021	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$415,055	$497,745
Accounts receivable (less allowance for doubtful accounts of $5,550 and $5,553)	1,095,612	1,105,580
Inventories, net	1,071,759	935,387
Prepaid and other current assets	178,867	173,033
Assets held for sale	25,083	25,083
Total current assets	2,786,376	2,736,828
Property, plant and equipment, net	1,587,442	1,566,123
Goodwill	65,852	66,137
Other noncurrent assets	285,588	269,583
Total assets	$4,725,258	$4,638,671
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$424,919	$450,723
Accrued expenses and other payables	410,305	475,384
Current maturities of long-term debt and short-term borrowings	56,896	54,366
Total current liabilities	892,120	980,473
Deferred income taxes	104,193	112,067
Other noncurrent liabilities	234,955	235,607
Long-term debt	1,007,801	1,015,415
Total liabilities	2,239,069	2,343,562
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 121,479,939 and 120,586,589 shares	1,290	1,290
Additional paid-in capital	357,413	368,064
Accumulated other comprehensive loss	(105,329)	(84,820)
Retained earnings	2,378,789	2,162,925
Less treasury stock 7,580,725 and 8,474,075 shares at cost	(146,206)	(152,582)
Stockholders' equity	2,485,957	2,294,877
Stockholders' equity attributable to noncontrolling interests	232	232
Total stockholders' equity	2,486,189	2,295,109
Total liabilities and stockholders' equity	$4,725,258	$4,638,671
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2021	2020
Cash flows from (used by) operating activities:
Net earnings	$232,889	$64,093
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	41,226	41,799
Stock-based compensation	9,619	9,062
Deferred income taxes and other long-term taxes	(5,099)	11,720
Other	(583)	(39)
Asset impairments	—	3,594
Amortization of acquired unfavorable contract backlog	—	(1,523)
Changes in operating assets and liabilities	(252,273)	(140,794)
Net cash flows from (used by) operating activities	25,779	(12,088)
Cash flows from (used by) investing activities:
Capital expenditures	(70,150)	(37,201)
Proceeds from the sale of property, plant and equipment and other	1,418	743
Net cash flows used by investing activities	(68,732)	(36,458)
Cash flows from (used by) financing activities:
Proceeds from accounts receivable facilities	150,664	4,487
Repayments under accounts receivable facilities	(144,706)	(4,487)
Dividends	(17,025)	(14,406)
Stock issued under incentive and purchase plans, net of forfeitures	(16,371)	(10,341)
Repayments of long-term debt	(6,556)	(3,823)
Treasury stock acquired	(5,311)	—
Net cash flows used by financing activities	(39,305)	(28,570)
Effect of exchange rate changes on cash	(550)	(365)
Decrease in cash, restricted cash and cash equivalents	(82,808)	(77,481)
Cash, restricted cash and cash equivalents at beginning of period	501,129	544,964
Cash, restricted cash and cash equivalents at end of period	$418,321	$467,483
See notes to condensed consolidated financial statements.

Supplemental information:	Three Months Ended November 30,
(in thousands)	2021	2020
Cash paid for income taxes	$15,296	$4,743
Cash paid for interest	8,794	18,691

Noncash activities:
Liabilities related to additions of property, plant and equipment	45,788	20,246

Cash and cash equivalents	$415,055	$465,162
Restricted cash	3,266	2,321
Total cash, restricted cash and cash equivalents	$418,321	$467,483

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended November 30, 2021
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2021	129,060,664	$1,290	$368,064	$(84,820)	$2,162,925	(8,474,075)	$(152,582)	$232	$2,295,109
Net earnings					232,889				232,889
Other comprehensive loss				(20,509)					(20,509)
Dividends ($0.14 per share)					(17,025)				(17,025)
Treasury stock acquired						(159,500)	(5,311)		(5,311)
Issuance of stock under incentive and purchase plans, net of forfeitures			(28,058)			1,052,850	11,687		(16,371)
Stock-based compensation			8,316						8,316
Reclassification of share-based liability awards			9,091						9,091
Balance, November 30, 2021	129,060,664	$1,290	$357,413	$(105,329)	$2,378,789	(7,580,725)	$(146,206)	$232	$2,486,189

	Three Months Ended November 30, 2020
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2020	129,060,664	$1,290	$358,912	$(103,764)	$1,807,826	(9,839,759)	$(175,063)	$212	$1,889,413
Net earnings					64,093				64,093
Other comprehensive loss				(7,291)					(7,291)
Dividends ($0.12 per share)					(14,406)				(14,406)
Issuance of stock under incentive and purchase plans, net of forfeitures			(23,527)			847,116	13,186		(10,341)
Stock-based compensation			8,011						8,011
Reclassification of share-based liability awards			5,420						5,420
Balance, November 30, 2020	129,060,664	$1,290	$348,816	$(111,055)	$1,857,513	(8,992,643)	$(161,877)	$212	$1,934,899
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2021 (the "2021 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2021 Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "corresponding period" relates to the relevant three month period ended November 30, 2020.

Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.

Recently Issued Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.

In November 2021, the Financial Accounting Standards Board issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance. ASU 2021-10 aims to increase the transparency of government assistance through the disclosure of the types of assistance, an entity's accounting for the assistance and the effect of the assistance on an entity's financial statements. This standard is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company will continue to evaluate the impact of this guidance based on government assistance received.
NOTE 2. CHANGES IN BUSINESS

Facility Closure and Disposition

In October 2019, the Company closed the melting operations at its Rancho Cucamonga facility, which is part of the North America segment, and in August 2020, the Company announced plans to sell the facility. Additionally, in September 2021, the Company ceased operations at a rebar fabrication facility adjacent to the Rancho Cucamonga facility. Due to these closures, the Company recorded $8.0 million of expenses in the three months ended November 30, 2020 related to asset impairments, severance, pension curtailment, environmental obligations and vendor agreement terminations. Expenses recorded in the three months ended November 30, 2021 were immaterial. The closures did not meet the criteria for discontinued operations.

As of August 31, 2021, the associated assets of the Rancho Cucamonga facility and the adjacent rebar fabrication facility, comprised of property, plant and equipment, net, met the criteria for classification as held for sale. As such, the Company classified $24.9 million within assets held for sale in the Company's condensed consolidated balance sheets as of November 30, 2021 and August 31, 2021.

On September 29, 2021, the Company entered into a definitive agreement to sell the assets associated with the facilities. On December 28, 2021, the sale of the assets associated with the facilities was completed for gross proceeds of $313.0 million, subject to customary purchase price adjustments.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended November 30, 2021
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2021	$(105,680)	$21,781	$(921)	$(84,820)
Other comprehensive income (loss) before reclassifications	(39,688)	27,474	(8)	(12,222)
Reclassification for gain(1)	—	(3,789)	—	(3,789)
Income tax (expense) benefit	—	(4,500)	2	(4,498)
Net other comprehensive income (loss)	(39,688)	19,185	(6)	(20,509)
Balance, November 30, 2021	$(145,368)	$40,966	$(927)	$(105,329)

	Three Months Ended November 30, 2020
(in thousands)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2020	$(87,933)	$(11,334)	$(4,497)	$(103,764)
Other comprehensive income (loss) before reclassifications	(8,388)	1,437	(20)	(6,971)
Reclassification for gain(1)	—	(67)	—	(67)
Income tax (expense) benefit	—	(260)	7	(253)
Net other comprehensive income (loss)	(8,388)	1,110	(13)	(7,291)
Balance, November 30, 2020	$(96,321)	$(10,224)	$(4,510)	$(111,055)
_________________
(1) Reclassifications for gains on derivatives included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.
NOTE 4. REVENUE RECOGNITION

Each fabricated product contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input measure, and these contracts represented 9% and 14% of net sales in the North America segment in the three months ended November 30, 2021 and 2020, respectively. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure, and these contracts represented 9% of net sales in the North America segment in the three months ended November 30, 2021 and 2020. Remaining net sales in the North America segment were recognized at a point in time concurrent with the transfer of control, or as amounts were billed to the customer under an available practical expedient.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	November 30, 2021	August 31, 2021
Contract assets (included in accounts receivable)	$61,888	$64,168
Contract liabilities (included in accrued expenses and other payables)	29,066	23,948

The amount of revenue reclassified from August 31, 2021 contract liabilities during the three months ended November 30, 2021 was approximately $10.3 million.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of fabricated product contracts where revenue is recognized using an input or output measure for which work has not yet been performed. As of November 30, 2021, $862.7 million was allocated to remaining performance obligations in the North America segment related to those contracts.

NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at November 30, 2021 and August 31, 2021, work in process inventories were immaterial. At November 30, 2021 and August 31, 2021, the Company's raw materials inventories were $329.9 million and $286.1 million, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment at November 30, 2021 is detailed in the following table:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross*	$71,941	$4,094	$76,035
Accumulated impairment*	(10,036)	(147)	(10,183)
Goodwill, net*	$61,905	$3,947	$65,852
_________________
* The change in balance from August 31, 2021 was immaterial.

The total gross carrying amounts of the Company's intangible assets subject to amortization were $21.3 million and $21.7 million, and the total net carrying amounts were $9.3 million and $10.1 million at November 30, 2021 and August 31, 2021, respectively. These assets were included in other noncurrent assets on the Company's condensed consolidated balance sheets. Intangible amortization expense from continuing operations related to such intangible assets was immaterial for the three months ended November 30, 2021 and 2020. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives at November 30, 2021.

NOTE 7. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's condensed consolidated balance sheets:

(in thousands)	Classification in Condensed Consolidated Balance Sheets	November 30, 2021	August 31, 2021
Assets:
Operating assets	Other noncurrent assets	$118,855	$112,202
Finance assets	Property, plant and equipment, net	53,221	55,308
Total leased assets		$172,076	$167,510

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$28,327	$26,433
Long-term	Other noncurrent liabilities	97,891	93,409
Total operating lease liabilities		126,218	119,842
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	15,808	16,040
Long-term	Long-term debt	33,128	36,104
Total finance lease liabilities		48,936	52,144
Total lease liabilities		$175,154	$171,986

The components of lease expense were as follows:

	Three Months Ended November 30,
(in thousands)	2021	2020
Operating lease expense	$8,584	$8,722
Finance lease expense:
Amortization of assets	3,235	3,239
Interest on lease liabilities	514	555
Total finance lease expense	3,749	3,794
Variable and short-term lease expense	5,162	4,962
Total lease expense	$17,495	$17,478

The weighted average remaining lease term and discount rate for operating and finance leases are presented in the following table:

	November 30, 2021	August 31, 2021
Weighted average remaining lease term (years)
Operating leases	6.0	6.2
Finance leases	3.4	3.6

Weighted average discount rate
Operating leases	4.275%	4.451%
Finance leases	4.045%	4.079%

Cash flow and other information related to leases is included in the following table:

	Three Months Ended November 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$8,749	$9,047
Operating cash outflows from finance leases	519	560
Financing cash outflows from finance leases	4,199	3,795

Right of use assets obtained in exchange for lease obligations:
Operating leases	$15,912	$12,267
Finance leases	1,002	6,300

Future maturities of lease liabilities at November 30, 2021 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
Year 1	$33,528	$17,480
Year 2	28,441	15,170
Year 3	22,763	12,163
Year 4	17,842	5,719
Year 5	12,984	1,362
Thereafter	29,033	512
Total lease payments	144,591	52,406
Less imputed interest	18,373	3,470
Present value of lease liabilities	$126,218	$48,936

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2021	November 30, 2021	August 31, 2021
2031 Notes	3.875%	$300,000	$300,000
2027 Notes	5.375%	300,000	300,000
2023 Notes	4.875%	330,000	330,000
Poland Term Loan	3.080%	44,055	49,726
Short-term borrowings	1.161%	29,992	26,560
Other	5.100%	19,492	19,492
Finance leases		48,936	52,144
Total debt		1,072,475	1,077,922
Less debt issuance costs		7,778	8,141
Total amounts outstanding		1,064,697	1,069,781
Less current maturities of long-term debt and short-term borrowings		56,896	54,366
Long-term debt		$1,007,801	$1,015,415

The Company had no amounts drawn under its $400.0 million revolving credit facility (the "Revolver") at November 30, 2021 or August 31, 2021. The availability under the Revolver was reduced by outstanding stand-by letters of credit totaling $3.0 million at November 30, 2021 and August 31, 2021.

The Company has a Term Loan facility (the "Poland Term Loan") through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At November 30, 2021, PLN 181.0 million, or $44.1 million, was outstanding, compared to the maximum amount available under the facility, PLN 190.5 million, or $49.7 million, which was outstanding as of August 31, 2021.

The Company also has credit facilities in Poland through its subsidiary, CMCP. At November 30, 2021, CMCP's credit facilities totaled PLN 300.0 million, or $73.0 million. There were no amounts outstanding under these facilities as of November 30, 2021 or August 31, 2021. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees, and/or other financial assurance instruments, which totaled $0.9 million and $5.7 million at November 30, 2021 and August 31, 2021, respectively.

The Company's debt agreements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At November 30, 2021, the Company was in compliance with all covenants contained in its debt agreements.

Accounts Receivable Facilities

The Company had no advance payments outstanding under its U.S. trade accounts receivable facility at November 30, 2021 or August 31, 2021.

The Poland accounts receivable facility had a limit of PLN 288.0 million, or $70.1 million, at November 30, 2021. The Company had PLN 123.2 million, or $30.0 million, advance payments outstanding under the Poland accounts receivable facility at November 30, 2021, and PLN 101.7 million, or $26.6 million, advance payments outstanding at August 31, 2021.

NOTE 9. DERIVATIVES

The Company's global operations and product lines expose it to risks from fluctuations in metal commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. One objective of the Company's risk management program is to mitigate these risks using derivative instruments. The Company enters into (i) metal commodity futures and forward contracts to mitigate the risk of unanticipated changes in net earnings due to price volatility in these commodities, (ii) foreign currency forward contracts that match the expected settlements for purchases and sales denominated in foreign currencies and (iii) natural gas and electricity commodity derivatives to mitigate the risk related to price volatility of these commodities.

At November 30, 2021, the notional values of the Company's foreign currency and commodity contract commitments were $320.2 million and $217.5 million, respectively. At August 31, 2021, the notional values of the Company's foreign currency and commodity contract commitments were $389.5 million and $213.4 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at November 30, 2021:

Commodity	Long/Short	Total
Aluminum	Long	1,875	MT
Copper	Long	612	MT
Copper	Short	9,095	MT
Electricity	Long	1,817,000	MW(h)
Natural Gas	Long	1,631,700	MMBtu
_________________
MT = Metric Ton
MW(h) = Megawatt hour
MMBtu = Metric Million British thermal unit

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

Foreign currency derivatives not designated as hedging instruments resulted in a loss, before income taxes, of $8.0 million and $1.9 million in the three months ended November 30, 2021 and 2020, respectively. Commodity derivatives not designated as hedging instruments resulted in a gain, before income taxes, of $2.7 million in the three months ended November 30, 2021, and a loss, before income taxes, of $5.6 million in the three months ended November 30, 2020, primarily recorded in cost of goods sold within the condensed consolidated statements of earnings. Commodity derivatives accounted for as cash flow hedging instruments resulted in net gains of $22.2 million and $1.2 million in the three months ended November 30, 2021 and 2020, respectively, recognized in the condensed consolidated statements of comprehensive income.

The Company's natural gas and electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to November 2024 and December 2030, respectively. Included in the AOCI balance as of November 30, 2021 was an estimated net gain of $3.9 million from cash flow hedging instruments that is expected to be reclassified into earnings within the next twelve months. See Note 10, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
NOTE 10. FAIR VALUE

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within the Nature of Operations and Summary of Significant Accounting Policies footnote in the 2021 Form 10-K.

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$361,387	$361,387	$—	$—
Commodity derivative assets (2)	50,253	2,361	—	47,892
Foreign exchange derivative assets (2)	1,207	—	1,207	—
Liabilities:
Commodity derivative liabilities (2)	375	375	—	—
Foreign exchange derivative liabilities (2)	4,072	—	4,072	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$441,297	$441,297	$—	$—
Commodity derivative assets (2)	27,323	910	—	26,413
Foreign exchange derivative assets (2)	2,537	—	2,537	—
Liabilities:
Commodity derivative liabilities (2)	1,352	1,352	—	—
Foreign exchange derivative liabilities (2)	1,880	—	1,880	—
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

The fair value estimate of the Level 3 commodity derivative is based on an internally developed discounted cash flow model primarily utilizing unobservable inputs in which there is little or no market data. The Company forecasts future energy rates using a range of historical prices ("floating rate"). The floating rate is the only significant unobservable input used in the Company's discounted cash flow model. The following table summarizes the floating rate used to measure the fair value of the commodity derivative at November 30, 2021 and 2020:

	Floating rate (PLN)
November 30,	Low	High	Average
2021	252.79	540.39	348.99
2020	151.66	247.56	203.96

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivative recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time may cause volatility in the fair value estimate and is the primary reason for unrealized gains and losses included in other comprehensive income ("OCI") in the three months ended November 30, 2021 and 2020.

(in thousands)	Three Months Ended November 30, 2021
Balance, September 1, 2021	$26,413
Total gains, realized and unrealized
Unrealized holding gain(1)	25,208
Reclassification for gain included in net earnings(2)	(3,729)
Balance, November 30, 2021	$47,892

(in thousands)	Three Months Ended November 30, 2020
Balance, September 1, 2020	$(15,007)
Total gains, realized and unrealized
Unrealized holding gain(1)	1,393
Balance, November 30, 2020	$(13,614)
________________
(1)    Unrealized holding gains are included in OCI in the condensed consolidated statements of comprehensive income.
(2)    Gains included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

There were no material non-recurring fair value remeasurements during the three months ended November 30, 2021 or 2020.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		November 30, 2021		August 31, 2021
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2031 Notes (1)	Level 2	$300,000	$297,378	$300,000	$306,279
2027 Notes (1)	Level 2	300,000	309,978	300,000	316,839
2023 Notes (1)	Level 2	330,000	341,058	330,000	348,071
Poland Term Loan(2)	Level 2	44,055	44,055	49,726	49,726
Short-term borrowings (2)	Level 2	29,992	29,992	26,560	26,560
_________________
(1) The fair values of the Notes were determined based on indicated market values.
(2) The Poland Term Loan and short-term borrowings contain variable interest rates, and as a result, the carrying values approximate fair value.

NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described in Note 13, Stock-Based Compensation Plans, to the consolidated financial statements in the 2021 Form 10-K. In general, restricted stock units vest ratably over a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, performance stock units vest after a period of three years.

During the three months ended November 30, 2021 and 2020, the Company granted the following awards under its stock-based compensation plans:

	November 30, 2021		November 30, 2020
(in thousands, except share and per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,407	$27.77	1,399	$20.39
Liability method	261	N/A	324	N/A

The Company recorded immaterial mark-to-market adjustments on liability awards for the three months ended November 30, 2021 and 2020. At November 30, 2021, the Company had outstanding 591,483 equivalent shares accounted for under the liability method. The Company expects 561,908 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings:

	Three Months Ended November 30,
(in thousands)	2021	2020
Stock-based compensation expense	$9,619	$9,062

NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Basic EPS is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average shares of common stock plus the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based incentive awards and shares purchased by employees through participation in the Company's employee stock purchase plan.

The calculations of basic and diluted EPS from continuing operations were as follows:

	Three Months Ended November 30,
(in thousands, except share and per share data)	2021	2020
Earnings from continuing operations	$232,889	$63,911

Average basic shares outstanding	121,129,679	119,762,706
Effect of dilutive securities	1,668,059	1,365,338
Average diluted shares outstanding	122,797,738	121,128,044

Earnings per share from continuing operations:
Basic	$1.92	$0.53
Diluted	$1.90	$0.53

Anti-dilutive shares not included above were immaterial for all periods presented.

Restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic EPS calculation until the shares vest.
In October 2021, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $350.0 million of shares of common stock. During the three months ended November 30, 2021, the Company repurchased

159,500 shares of CMC common stock, at an average purchase price of $33.28 per share. CMC had remaining authorization to repurchase $344.7 million of shares of common stock at November 30, 2021.
NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. At November 30, 2021 and August 31, 2021, the amounts accrued for cleanup and remediation costs at certain sites in response to statutes enforced by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $5.2 million and $7.1 million at November 30, 2021 and August 31, 2021, respectively, of which $2.2 million and $2.3 million were classified as other long-term liabilities at November 30, 2021 and August 31, 2021, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.
NOTE 14. BUSINESS SEGMENTS

The Company structures its business into two reportable segments: North America and Europe. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2021 Form 10-K for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's Benefit Restoration Plan assets and short-term investments, expenses of the Company's corporate headquarters, interest expense related to its long-term debt and intercompany eliminations.

The following is a summary of certain financial information from continuing operations by reportable segment and Corporate and Other:

	Three Months Ended November 30, 2021
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$1,653,622	$329,056	$(877)	$1,981,801
Adjusted EBITDA	268,524	79,832	(34,334)	314,022
Total assets at November 30, 2021	3,389,890	736,872	598,496	4,725,258

	Three Months Ended November 30, 2020
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$1,195,013	$194,596	$2,194	$1,391,803
Adjusted EBITDA	155,634	14,470	(26,471)	143,633
Total assets at August 31, 2021	3,221,465	729,766	687,440	4,638,671

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Three Months Ended November 30,
(in thousands)	2021	2020
Earnings from continuing operations	$232,889	$63,911
Interest expense	11,035	14,259
Income taxes	28,872	21,593
Depreciation and amortization	41,226	41,799
Asset impairments	—	3,594
Amortization of acquired unfavorable contract backlog	—	(1,523)
Adjusted EBITDA from continuing operations	$314,022	$143,633

Disaggregation of Revenue

The following tables display revenue by reportable segment and Corporate and Other from external customers, disaggregated by major product:

	Three Months Ended November 30, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$353,092	$6,960	$—	$360,052
Steel products	675,042	243,145	—	918,187
Downstream products	514,396	70,072	—	584,468
Other	111,092	8,385	(383)	119,094
Net sales-unaffiliated customers	1,653,622	328,562	(383)	1,981,801
Intersegment net sales, eliminated on consolidation	—	494	(494)	—
Net sales	$1,653,622	$329,056	$(877)	$1,981,801

	Three Months Ended November 30, 2020
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$210,237	$2,830	$—	$213,067
Steel products	457,657	151,455	—	609,112
Downstream products	437,029	34,473	—	471,502
Other	90,090	5,427	2,605	98,122
Net sales-unaffiliated customers	1,195,013	194,185	2,605	1,391,803
Intersegment net sales, eliminated on consolidation	—	411	(411)	—
Net sales	$1,195,013	$194,596	$2,194	$1,391,803
NOTE 15. SUBSEQUENT EVENT
On December 3, 2021, the Company signed a definitive agreement to acquire TAC Acquisition Corp. ("Tensar"), a portfolio company of Castle Harlan Inc.’s fund, Castle Harlan Partners V, L.P., and a leading global provider of engineered solutions for subgrade reinforcement and soil stabilization used in road, infrastructure and commercial construction projects. The transaction is expected to close during the first half of calendar year 2022, and is subject to the satisfaction or waiver of customary closing conditions, including customary regulatory review. Upon closing, the Company will pay a cash purchase price of $550.0 million, subject to customary purchase price adjustments. The transaction is not contingent on any financing arrangements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (the "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2021 (the "2021 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the sections entitled "Risk Factors" in Part I, Item 1A of our 2021 Form 10-K. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "corresponding period" relates to the three month period ended November 30, 2020.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Form 10-K.

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

Key Performance Indicators

Adjusted EBITDA from continuing operations ("adjusted EBITDA") is used by management to compare and evaluate the period-over-period underlying business operational performance of our segments. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in steel products metal margin and downstream products margin over scrap costs period-over-period is a consistent area of focus for our Company and industry. Steel products metal margin and downstream products margin over scrap costs are metrics used by management to monitor the results of our vertically integrated organization. Steel products metal margin is the difference between the average selling price per ton of rebar, merchant and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices due to competitive pressures on prices. Downstream products margin over scrap costs is the difference between the average selling price per ton of fabricated rebar and steel fence post products and the scrap input costs to produce these products. The majority of our downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

Impact of COVID-19

The impact of the COVID-19 pandemic ("COVID-19" or "pandemic") on our operations was limited during the three months ended November 30, 2021 and 2020. We continue to evaluate the nature and extent of future impacts of the evolving pandemic on our operations and are complying with applicable federal, state and local law and considering relevant guidance, including the guidelines of the U.S. Centers for Disease Control and other authorities, to prioritize the health and safety of our employees, families, suppliers, customers and communities. Given the dynamic and uncertain nature and duration of the pandemic, we cannot reasonably estimate the long-term impact of COVID-19 on our business, results of operations and overall financial performance at this time.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations.

	Three Months Ended November 30,
(in thousands, except per share data)	2021	2020
Net sales	$1,981,801	$1,391,803
Earnings from continuing operations	232,889	63,911
Diluted earnings per share	$1.90	$0.53

Net sales for the three months ended November 30, 2021 increased $590.0 million, or 42%, compared to the corresponding period. The growth in net sales is largely attributable to rising prices, which have favorably impacted year-over-year selling prices across all major product lines in both of our segments. Continued strong demand in our end-use markets has supported the growth in average selling prices, while volumes across our product lines remained relatively flat in the three months ended November 30, 2021, compared to the corresponding period.

In the first quarter of 2022, we achieved earnings from continuing operations of $232.9 million, an increase of $169.0 million, or 264%, compared to the corresponding period. The increase was driven by the significant expansion of steel products metal margin per ton and raw materials margin over purchase cost per ton, as the increases in selling prices outpaced the rising input costs of ferrous scrap utilized in our steel mill operations and the price paid to purchase obsolete and industrial scrap in our scrap metal recycling operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.0 million for the three months ended November 30, 2021 compared to the corresponding period. The increase was driven largely by a $3.6 million increase in labor-related expenses in the three months ended November 30, 2021, compared to the corresponding period, and $3.2 million of acquisition-related costs incurred during the first quarter of 2022, with no such amount in the corresponding period.

Interest Expense

Interest expense for the three months ended November 30, 2021 decreased $3.2 million compared to the corresponding period. The decrease was driven largely by the lower interest rate on the 2031 Notes, which were outstanding during the three months ended November 30, 2021, compared to the interest rate on the 2026 Notes, which were outstanding during the corresponding period.

Income Taxes

The effective income tax rate from continuing operations for the three months ended November 30, 2021 was 11.0%, compared with 25.3% in the corresponding period. The decrease is primarily due to the recognition of a capital loss on a tax restructuring transaction during the three months ended November 30, 2021.

SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are from continuing operations and calculated before income taxes. See Note 14, Business Segments, for more information. The operational data presented in the tables below is calculated using averages and, therefore, it is not meaningful to quantify the effect that any individual component had on the segment's net sales or adjusted EBITDA.

North America

	Three Months Ended November 30,
(in thousands)	2021	2020
Net sales	$1,653,622	$1,195,013
Adjusted EBITDA	268,524	155,634

External tons shipped (in thousands)
Raw materials	334	330
Rebar	442	486
Merchant and other	257	264
Steel products	699	750
Downstream products	400	371

Average selling price (per ton)
Steel products	$976	$612
Downstream products	1,092	934

Cost of ferrous scrap utilized per ton	$428	$266
Steel products metal margin per ton	548	346

Net sales for the three months ended November 30, 2021 increased $458.6 million, or 38%, compared to the corresponding period. The year-over-year increase in net sales was primarily due to average selling price increases of 64% for raw materials, 59% for steel products and 17% for downstream products compared to the corresponding period. The rise in selling prices is supported by strengthened demand in our end-use markets due to greater construction and industrial activity compared to the corresponding period. Net sales was impacted to a lesser extent by a 7% decrease in shipments of steel products due to the absence of production from the former Rancho Cucamonga mill operations. This decrease was offset in part by an 8% increase in shipments of downstream products, largely due to growth in downstream products backlog at August 31, 2021 compared to August 31, 2020.

Adjusted EBITDA for the three months ended November 30, 2021 increased $112.9 million, or 73%, compared to the corresponding period. The year-over-year increase in adjusted EBITDA in the three months ended November 30, 2021 was due primarily to expansion of raw materials margin over purchase cost per ton and steel products metal margin per ton. Although ferrous and nonferrous scrap prices increased, and inflationary pressures caused an increase in the cost of freight, energy and other steelmaking inputs, the average selling price for raw materials and steel products increased at a greater rate year-over-year. Adjusted EBITDA included non-cash stock compensation expense of $2.7 million for the three months ended November 30, 2021, and $3.3 million for the corresponding period.

Europe

	Three Months Ended November 30,
(in thousands)	2021	2020
Net sales	$329,056	$194,596
Adjusted EBITDA	79,832	14,470

External tons shipped (in thousands)
Rebar	103	128
Merchant and other	262	269
Steel products	365	397

Average selling price (per ton)
Steel products	$869	$461

Cost of ferrous scrap utilized per ton	$434	$262
Steel products metal margin per ton	435	199

Net sales for the three months ended November 30, 2021 increased $134.5 million, or 69%, compared to the corresponding period. The increase was driven largely by the increase in steel products average selling prices of $408 per ton during the three months ended November 30, 2021, compared to the corresponding period, supported by continued strong demand for steel products from both construction and industrial end markets. Shipments of steel products decreased 8% compared to the corresponding period, primarily as a result of scheduled maintenance during the first quarter of 2022. Net sales for the three months ended November 30, 2021 were also impacted by an unfavorable foreign currency translation adjustment of $13.5 million, due to the increase in the average value of the U.S. dollar relative to the Polish zloty, compared to a favorable foreign currency translation adjustment of $4.7 million during the corresponding period.

Adjusted EBITDA for the three months ended November 30, 2021 increased $65.4 million, or 452%, compared to the corresponding period. The primary driver of the increase in adjusted EBITDA was an expansion in steel products metal margin per ton, which increased 119% compared to the corresponding period, as the growth in average selling price for steel products outpaced the increased costs of ferrous scrap utilized. Additionally, in the first quarter of 2022 we received a $15.5 million energy credit that was recorded as a reduction to cost of goods sold, with no similar credit received in the corresponding period. Adjusted EBITDA for the three months ended November 30, 2021 included an unfavorable foreign currency exchange rate impact of $3.0 million, compared to an immaterial foreign currency translation adjustment during the corresponding period. Adjusted EBITDA included non-cash stock compensation expense of $1.5 million for the three months ended November 30, 2021, and $0.7 million for the corresponding period.

Corporate and Other

Corporate and Other reported adjusted EBITDA loss of $34.3 million for the three months ended November 30, 2021, compared to adjusted EBITDA loss of $26.5 million in the corresponding period. The primary reason for the increase in the adjusted EBITDA loss was a $4.2 million increase in labor-related expenses year-over-year and a $3.2 million increase in acquisition-related costs incurred in the three months ended November 30, 2021, with no such costs in the corresponding period. Additionally, adjusted EBITDA included non-cash stock compensation expense of $5.4 million for the three months ended November 30, 2021, compared to $5.1 million for the corresponding period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities are our principal sources of liquidity and result primarily from sales of raw materials, steel products, downstream products and related materials and services, as described in Part I, Item 1, Business, of our 2021 Form 10-K. We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We record allowances for the accounts receivable we estimate will not be collected based on market conditions, customers' financial condition and other factors. Historically, these allowances have not been material. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 14% of total trade receivables at November 30, 2021.

We use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 9, Derivatives, for further information.

The table below reflects our sources, facilities and availability of liquidity at November 30, 2021. See Note 8, Credit Arrangements, for additional information.

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$415,055	$415,055
Notes due from 2023 to 2031	930,000	*
Revolver	400,000	396,954
U.S. accounts receivable facility	150,000	150,000
Poland credit facilities	73,039	72,182
Poland accounts receivable facility	70,117	40,125
Poland Term Loan	44,055	—
_________________
*We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.

We are continually reviewing our capital resources to determine whether we can meet our short and long-term goals. Our cash and cash equivalents position remains strong at $415.1 million as of November 30, 2021. We anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, pay dividends and opportunistically repurchase shares for at least the next twelve months. Additionally, we believe our long-term liquidity position remains strong and expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future is sufficient to fund such long-term liquidity needs.

As of November 30, 2021 and 2020, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Operating Activities
Net cash flows from operating activities were $25.8 million for the three months ended November 30, 2021, compared to net cash flows used by operating activities of $12.1 million for the three months ended November 30, 2020. Net earnings increased by $168.8 million year-over-year, offset by a $111.5 million year-over-year net increase in cash used by operating assets and liabilities ("working capital"). The increase in cash used by working capital was primarily due to rising scrap prices and greater inventory levels in the three months ended November 30, 2021, compared to the corresponding period. This increase was partially offset by a decrease in accounts payable, accrued expenses and other payables in the three months ended November 30, 2021, compared to the corresponding period, due to the payment of a $32.1 million working capital adjustment related to the fiscal 2019 acquisition from Gerdau S.A. made in the three months ended November 30, 2020, with no such payment in the three months ended November 30, 2021. Operating working capital days decreased four days year-over-year.

Investing Activities
Net cash flows used by investing activities were $68.7 million and $36.5 million for the three months ended November 30, 2021 and 2020, respectively. The $32.3 million increase in net cash flows used by investing activities was primarily caused by an increase in capital expenditures as a result of the construction of our third micro mill located in Mesa, Arizona.

We estimate that our 2022 capital spending will range from $475 million to $525 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

In December 2021, we announced the signing of a definitive agreement to acquire TAC Acquisition Corp. (“Tensar”), a portfolio company of Castle Harlan Inc.’s fund, Castle Harlan Partners V, L.P., for a cash purchase price of $550.0 million, subject to customary purchase price adjustments. We anticipate that the transaction will close during the first half of calendar year 2022. See Note 15, Subsequent Event, for more information about the acquisition.

In addition, in January 2022, we announced the plan to construct a fourth micro mill geographically situated to primarily serve the Northeast, Mid-Atlantic, and Mid-Western United States markets. Following the site selection and receipt of state and local incentives, permitting, and other necessary approvals, the construction of the planned mill is expected to take roughly two years.

Financing Activities
Net cash flows used by financing activities were $39.3 million and $28.6 million for the three months ended November 30, 2021 and 2020, respectively. Net cash flows used by financing activities increased during the first quarter of 2022 as a result of multiple actions, including an increase of $2.6 million in dividends paid compared to the corresponding period, an increase of $6.0 million in stock issued under incentive and purchase plans, net of forfeitures, and $5.3 million of treasury stock acquired under the new share repurchase program which was authorized in October 2021. See Note 12, Stockholders' Equity and Earnings per Share, for more information on the share repurchase program. Partially offsetting the increase in net cash flows used by financing activities were net proceeds from accounts receivable facilities of $6.0 million in the three months ended November 30, 2021, compared to no such net proceeds in the corresponding period.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 8, Credit Arrangements, for more information regarding scheduled maturities of our long-term debt. See Note 7, Leases, for additional information on leases.
Our undiscounted purchase obligations due in the twelve months following November 30, 2021 and August 31, 2021 were $736.3 million and $638.5 million, respectively, with $189.7 million and $228.0 million due thereafter, respectively. The increase in short-term purchase obligations was primarily due to construction of our third micro mill in Mesa, Arizona, and other planned capital expenditures in connection with normal business operations. The decrease in long-term purchase obligations is a result of a decrease in commitments for commodities used in operations, such as electrodes and natural gas, and certain capital expenditure obligations for the construction of our third micro mill which were fulfilled during the first quarter of 2022.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At November 30, 2021, we had committed $22.8 million under these arrangements, of which $3.0 million reduced availability under the Revolver.
CONTINGENCIES

We may incur settlements, fines, penalties or judgments due to our involvement in litigation, administrative proceedings and governmental investigations, including environmental matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when we believe a material loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will materially affect, individually or in the aggregate, our results of operations, cash flows or financial condition. See Note 13, Commitments and Contingencies, for more information.
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by acquisitions and strategic investments, demand for our products, metal margins, the effect of COVID-19 and related governmental and economic responses thereto, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, share repurchases, legal proceedings, the undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, the proposed Tensar acquisition and the timing thereof, estimated contractual obligations, the expected capabilities and benefits of new facilities, the timeline for execution of our growth plan, and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans, or intentions.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors, of our 2021 Form 10-K, as well as the following:

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
•evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors that may impact amounts accrued for environmental liabilities;
•potential limitations in our or our customers' abilities to access credit and non-compliance of their contractual obligations, including payment obligations;
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
•currency fluctuations;
•global factors, such as trade measures, military conflicts and political uncertainties, including changes to current trade regulations, such as Section 232 trade tariffs and quotas, tax legislation and other regulations which might adversely impact our business;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended November 30, 2021, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $69.2 million, or 18%, compared to August 31, 2021. This decrease was primarily due to forward contracts denominated in Polish zloty with a U.S. dollar functional currency, which decreased $101.3 million, partially offset by forward contracts denominated in euros with a Polish zloty functional currency, which increased $30.5 million compared to August 31, 2021.

There were no other material changes to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods, and includes controls and procedures designed to ensure that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q, and they have concluded that as of that date, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended November 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For information regarding our legal proceedings, refer to Note 13, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Form 10-Q.

With respect to administrative or judicial proceedings arising under any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, we have determined that we will disclose any such proceeding to which a governmental authority is a party if we reasonably believe such proceeding could result in monetary sanctions, exclusive of interest and costs, of at least $1.0 million. We believe that this threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition. Applying this threshold, there were no environmental matters to disclose for this period.
ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2021 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, made by the Company or any affiliated purchasers during the quarter ended November 30, 2021.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs As of the End of Period
September 1, 2021 - September 30, 2021	—	$—	—	$27,598,706
October 1, 2021 - October 12, 2021	—	—	—	27,598,706
October 13, 2021 - October 31, 2021	44,000	31.99	44,000	348,592,440
November 1, 2021 - November 30, 2021	115,500	33.77	115,500	344,692,005
	159,500		159,500
_________________
(1) On October 13, 2021, the Company announced that the Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. This new program replaces the previously existing $100.0 million program announced on October 27, 2014, which was terminated by the Board of Directors in connection with the approval of the new program. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 12, Stockholders' Equity and Earnings per Share, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

2.1†
Agreement and Plan of Merger, dated as of December 3, 2021, by and among Commercial Metals Company, Tahoe Merger Sub Inc., TAC Acquisition Corp. and Castle Harlan Inc. (filed as Exhibit 2.1 to Commercial Metals Company's Current Report on Form 8-K filed December 7, 2021 and incorporated herein by reference).

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

10.2	Fourth Amendment to the Employment Agreement, dated effective as of November 4, 2021, by and between Tracy L. Porter and Commercial Metals Company (filed herewith).

10.3	Amended and Restated Employment Agreement, dated effective as of November 4, 2021, by and between Ty Garrison and Commercial Metals Company (filed herewith).

10.4	Amendment to Terms and Conditions of Stock Award, Employment and Separation, dated as effective November 4, 2021, by and between Paul J. Lawrence and Commercial Metals Company (filed herewith).

31.1	Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Lawrence, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certification of Paul J. Lawrence, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5), and Commercial Metals Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCIAL METALS COMPANY

January 10, 2022	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)