Form 10-Q
period 2022-02-28
COMMERCIAL METALS Co
filed 2022-03-23
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
OR
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
Yes  ☐    No  ☒
As of March 22, 2022, 121,495,868 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share and per share data)	2022	2021	2022	2021
Net sales	$2,008,888	$1,462,270	$3,990,689	$2,854,073
Costs and operating expenses (income):
Cost of goods sold	1,614,965	1,228,343	3,201,375	2,403,162
Selling, general and administrative expenses	127,985	120,829	251,563	234,525
Loss on debt extinguishment	16,052	16,841	16,052	16,841
Interest expense	12,011	14,021	23,046	28,280
Asset impairments	1,228	474	1,228	4,068
Gain on sale of assets	(273,099)	(5,412)	(274,082)	(5,481)
	1,499,142	1,375,096	3,219,182	2,681,395
Earnings from continuing operations before income taxes	509,746	87,174	771,507	172,678
Income taxes	126,432	20,941	155,304	42,534
Earnings from continuing operations	383,314	66,233	616,203	130,144

Earnings from discontinued operations before income taxes	—	197	—	447
Income taxes	—	73	—	141
Earnings from discontinued operations	—	124	—	306

Net earnings	$383,314	$66,357	$616,203	$130,450

Basic earnings per share (1)
Earnings from continuing operations	$3.16	$0.55	$5.08	$1.08
Earnings from discontinued operations	—	—	—	—
Net earnings	$3.16	$0.55	$5.08	$1.09

Diluted earnings per share (1)
Earnings from continuing operations	$3.12	$0.54	$5.02	$1.07
Earnings from discontinued operations	—	—	—	—
Net earnings	$3.12	$0.55	$5.02	$1.07

Average basic shares outstanding	121,458,196	120,345,432	121,293,030	120,052,459
Average diluted shares outstanding	122,852,410	121,751,859	122,747,981	121,672,194
See notes to condensed consolidated financial statements.
 _________________
(1) Earnings Per Share ("EPS") is calculated independently for each component and may not sum to Net EPS due to rounding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2022	2021	2022	2021
Net earnings	$383,314	$66,357	$616,203	$130,450
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment after reclassification	(14,461)	1,465	(54,149)	(6,923)
Derivatives:
Unrealized holding gain	33,197	7,723	55,451	8,887
Reclassification for realized gain	(5,277)	(259)	(8,346)	(313)
Net unrealized gain on derivatives	27,920	7,464	47,105	8,574
Defined benefit plans loss after amortization of prior service costs and net actuarial losses	(6)	(14)	(12)	(27)
Total other comprehensive income (loss), net of income taxes	13,453	8,915	(7,056)	1,624
Comprehensive income	$396,767	$75,272	$609,147	$132,074
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	February 28, 2022	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$846,587	$497,745
Restricted cash	153,113	3,384
Accounts receivable (less allowance for doubtful accounts of $5,446 and $5,553)	1,153,868	1,105,580
Inventories, net	1,142,446	935,387
Prepaid and other current assets	192,096	169,649
Assets held for sale	2,138	25,083
Total current assets	3,490,248	2,736,828
Property, plant and equipment, net	1,649,264	1,566,123
Goodwill	65,775	66,137
Other noncurrent assets	298,933	269,583
Total assets	$5,504,220	$4,638,671
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$414,025	$450,723
Accrued expenses and other payables	383,622	475,384
Current maturities of long-term debt and short-term borrowings	27,554	54,366
Total current liabilities	825,201	980,473
Deferred income taxes	146,179	112,067
Other noncurrent liabilities	217,138	235,607
Long-term debt	1,445,755	1,015,415
Total liabilities	2,634,273	2,343,562
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 121,495,868 and 120,586,589 shares	1,290	1,290
Additional paid-in capital	366,162	368,064
Accumulated other comprehensive loss	(91,876)	(84,820)
Retained earnings	2,745,117	2,162,925
Less treasury stock 7,564,796 and 8,474,075 shares at cost	(150,978)	(152,582)
Stockholders' equity	2,869,715	2,294,877
Stockholders' equity attributable to non-controlling interests	232	232
Total stockholders' equity	2,869,947	2,295,109
Total liabilities and stockholders' equity	$5,504,220	$4,638,671
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended February 28,
(in thousands)	2022	2021
Cash flows from (used by) operating activities:
Net earnings	$616,203	$130,450
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	82,360	83,372
Stock-based compensation	25,870	21,758
Deferred income taxes and other long-term taxes	34,980	(8,129)
Loss on debt extinguishment	16,052	16,841
Asset impairments	1,228	4,068
Other	835	(105)
Amortization of acquired unfavorable contract backlog	—	(3,032)
Net gain on disposals of assets and other	(274,082)	(5,481)
Changes in operating assets and liabilities	(449,078)	(238,539)
Net cash flows from operating activities	54,368	1,203
Cash flows from (used by) investing activities:
Proceeds from the sale of property, plant and equipment and other	309,563	20,338
Capital expenditures	(191,562)	(87,688)
Proceeds from insurance	3,081	—
Net cash flows from (used by) investing activities	121,082	(67,350)
Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	740,403	296,250
Repayments of long-term debt	(313,174)	(357,792)
Debt extinguishment costs	(13,642)	(13,051)
Debt issuance costs	(2,977)	(1,124)
Proceeds from accounts receivable facilities	190,730	8,848
Repayments under accounts receivable facilities	(215,196)	(8,848)
Dividends	(34,011)	(28,833)
Treasury stock acquired	(17,010)	—
Stock issued under incentive and purchase plans, net of forfeitures	(10,719)	(4,536)
Contribution from non-controlling interest	—	19
Net cash flows from (used by) financing activities	324,404	(109,067)
Effect of exchange rate changes on cash	(1,283)	(419)
Increase (decrease) in cash, restricted cash and cash equivalents	498,571	(175,633)
Cash, restricted cash and cash equivalents at beginning of period	501,129	544,964
Cash, restricted cash and cash equivalents at end of period	$999,700	$369,331
See notes to condensed consolidated financial statements.

Supplemental information:	Six Months Ended February 28,
(in thousands)	2022	2021
Cash paid for income taxes	$133,194	$48,757
Cash paid for interest	24,916	34,094

Noncash activities:
Liabilities related to additions of property, plant and equipment	35,781	16,252

Cash and cash equivalents	$846,587	$367,347
Restricted cash	153,113	1,984
Total cash, restricted cash and cash equivalents	$999,700	$369,331

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended February 28, 2022
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, December 1, 2021	129,060,664	$1,290	$357,413	$(105,329)	$2,378,789	(7,580,725)	$(146,206)	$232	$2,486,189
Net earnings					383,314				383,314
Other comprehensive income				13,453					13,453
Dividends ($0.14 per share)					(16,986)				(16,986)
Treasury stock acquired						(335,500)	(11,699)		(11,699)
Issuance of stock under incentive and purchase plans, net of forfeitures			(1,275)			351,429	6,927		5,652
Stock-based compensation			10,024						10,024
Balance, February 28, 2022	129,060,664	$1,290	$366,162	$(91,876)	$2,745,117	(7,564,796)	$(150,978)	$232	$2,869,947

	Six Months Ended February 28, 2022
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2021	129,060,664	$1,290	$368,064	$(84,820)	$2,162,925	(8,474,075)	$(152,582)	$232	$2,295,109
Net earnings					616,203				616,203
Other comprehensive loss				(7,056)					(7,056)
Dividends ($0.28 per share)					(34,011)				(34,011)
Treasury stock acquired						(495,000)	(17,010)		(17,010)
Issuance of stock under incentive and purchase plans, net of forfeitures			(29,333)			1,404,279	18,614		(10,719)
Stock-based compensation			18,340						18,340
Reclassification of share-based liability awards			9,091						9,091
Balance, February 28, 2022	129,060,664	$1,290	$366,162	$(91,876)	$2,745,117	(7,564,796)	$(150,978)	$232	$2,869,947

	Three Months Ended February 28, 2021
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, December 1, 2020	129,060,664	$1,290	$348,816	$(111,055)	$1,857,513	(8,992,643)	$(161,877)	$212	$1,934,899
Net earnings					66,357				66,357
Other comprehensive income				8,915					8,915
Dividends ($0.12 per share)					(14,427)				(14,427)
Issuance of stock under incentive and purchase plans, net of forfeitures			(2,120)			440,194	7,925		5,805
Stock-based compensation			7,924						7,924
Contribution of non-controlling interest								19	19
Balance, February 28, 2021	129,060,664	$1,290	$354,620	$(102,140)	$1,909,443	(8,552,449)	$(153,952)	$231	$2,009,492

	Six Months Ended February 28, 2021
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2020	129,060,664	$1,290	$358,912	$(103,764)	$1,807,826	(9,839,759)	$(175,063)	$212	$1,889,413
Net earnings					130,450				130,450
Other comprehensive income				1,624					1,624
Dividends ($0.24 per share)					(28,833)				(28,833)
Issuance of stock under incentive and purchase plans, net of forfeitures			(25,647)			1,287,310	21,111		(4,536)
Stock-based compensation			15,935						15,935
Contribution of non-controlling interest								19	19
Reclassification of share-based liability awards			5,420						5,420
Balance, February 28, 2021	129,060,664	$1,290	$354,620	$(102,140)	$1,909,443	(8,552,449)	$(153,952)	$231	$2,009,492
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2021 (the "2021 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2021 Form 10-K. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "corresponding period" relates to the relevant three or six month period ended February 28, 2021.

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
NOTE 2. CHANGES IN BUSINESS

Pending Acquisition

On December 3, 2021, the Company signed a definitive agreement to acquire TAC Acquisition Corp. ("Tensar"), a portfolio company of Castle Harlan Inc.’s fund, Castle Harlan Partners V, L.P., and a leading global provider of engineered solutions for subgrade reinforcement and soil stabilization used in road, infrastructure and commercial construction projects. The transaction is expected to close during the third quarter of 2022, and is subject to the satisfaction or waiver of customary closing conditions, including customary regulatory review. Upon closing, the Company will pay a cash purchase price of approximately $550.0 million, subject to customary purchase price adjustments. The transaction is not contingent on any financing arrangements.

Facility Closure and Disposition

In October 2019, the Company closed the melting operations at its Rancho Cucamonga facility, which was part of the North America segment, and in August 2020, the Company announced plans to sell the facility. Additionally, in September 2021, the Company ceased operations at a rebar fabrication facility adjacent to the Rancho Cucamonga facility. Due to these closures, the Company recorded $5.4 million and $13.4 million of expenses in the three and six months ended February 28, 2021 related to asset impairments, severance, pension curtailment, environmental obligations and vendor agreement terminations. Expenses recorded in the three and six months ended February 28, 2022 were immaterial. The closures did not meet the criteria for discontinued operations.

As of August 31, 2021, the associated assets of the Rancho Cucamonga facility and the adjacent rebar fabrication facility ("the Rancho Cucamonga facilities"), comprised of property, plant and equipment, net, met the criteria for classification as held for sale. As such, the Company classified $24.9 million within assets held for sale in the Company's consolidated balance sheets as of August 31, 2021.

On September 29, 2021, the Company entered into a definitive agreement to sell the assets associated with the Rancho Cucamonga facilities. On December 28, 2021, the sale of the Rancho Cucamonga facilities was completed for gross proceeds of $313.0 million. A portion of the gross proceeds amounting to $39.0 million were set aside in a restricted cash account to facilitate the purchase of like-kind assets. In January 2022, the Company used $7.5 million of the restricted cash on a purchase of a like-kind asset. The remaining balance of $31.5 million was included in restricted cash as of February 28, 2022.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended February 28, 2022
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, December 1, 2021	$(145,368)	$40,966	$(927)	$(105,329)
Other comprehensive income (loss) before reclassifications	(14,461)	41,044	(8)	26,575
Reclassification for gain (1)	—	(6,536)	—	(6,536)
Income tax (expense) benefit	—	(6,588)	2	(6,586)
Net other comprehensive income (loss)	(14,461)	27,920	(6)	13,453
Balance, February 28, 2022	$(159,829)	$68,886	$(933)	$(91,876)

	Six Months Ended February 28, 2022
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2021	$(105,680)	$21,781	$(921)	$(84,820)
Other comprehensive income (loss) before reclassifications	(54,149)	68,518	(16)	14,353
Reclassification for gain (1)	—	(10,325)	—	(10,325)
Income tax (expense) benefit	—	(11,088)	4	(11,084)
Net other comprehensive income (loss)	(54,149)	47,105	(12)	(7,056)
Balance, February 28, 2022	$(159,829)	$68,886	$(933)	$(91,876)

	Three Months Ended February 28, 2021
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, December 1, 2020	$(96,321)	$(10,224)	$(4,510)	$(111,055)
Other comprehensive income (loss) before reclassifications	1,465	9,535	(14)	10,986
Reclassification for gain (1)	—	(320)	—	(320)
Income tax expense	—	(1,751)	—	(1,751)
Net other comprehensive income (loss)	1,465	7,464	(14)	8,915
Balance, February 28, 2021	$(94,856)	$(2,760)	$(4,524)	$(102,140)

	Six Months Ended February 28, 2021
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2020	$(87,933)	$(11,334)	$(4,497)	$(103,764)
Other comprehensive income (loss) before reclassifications	(6,923)	10,972	(34)	4,015
Reclassification for gain (1)	—	(387)	—	(387)
Income tax (expense) benefit	—	(2,011)	7	(2,004)
Net other comprehensive income (loss)	(6,923)	8,574	(27)	1,624
Balance, February 28, 2021	$(94,856)	$(2,760)	$(4,524)	$(102,140)
_________________
(1) Reclassifications for gains on derivatives included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

NOTE 4. REVENUE RECOGNITION

Each fabricated product contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input measure, and these contracts represented 8% and 9% of net sales in the North America segment in the three and six months ended February 28, 2022, respectively, and 11% and 12% of net sales in the North America segment in the three and six months ended February 28, 2021, respectively. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure, and these contracts represented 8% and 9% of net sales in the North America segment in the three and six months ended February 28, 2022, respectively, and 9% of net sales in the North America segment in the three and six months ended February 28, 2021. Remaining net sales in the North America segment were recognized at a point in time concurrent with the transfer of control, or as amounts were billed to the customer under an available practical expedient.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	February 28, 2022	August 31, 2021
Contract assets (included in accounts receivable)	$61,884	$64,168
Contract liabilities (included in accrued expenses and other payables)	25,302	23,948

The amount of revenue reclassified from August 31, 2021 contract liabilities during the six months ended February 28, 2022 was approximately $16.8 million.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of fabricated product contracts where revenue is recognized using an input or output measure for which work has not yet been performed. As of February 28, 2022, $805.9 million was allocated to remaining performance obligations in the North America segment related to those contracts.
NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished goods. Under the Company’s business model, products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined. As such, at February 28, 2022 and August 31, 2021, work in process inventories were immaterial. At February 28, 2022 and August 31, 2021, the Company's raw materials inventories were $319.2 million and $286.1 million, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment at February 28, 2022 is detailed in the following table:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross (1)	$71,941	$4,014	$75,955
Accumulated impairment (1)	(10,036)	(144)	(10,180)
Goodwill, net (1)	$61,905	$3,870	$65,775
_________________
(1) The change in balance from August 31, 2021 was immaterial.

The total gross carrying amounts of the Company's intangible assets subject to amortization were $20.2 million and $21.7 million, and the total net carrying amounts were $8.7 million and $10.1 million at February 28, 2022 and August 31, 2021, respectively. These assets were included in other noncurrent assets on the Company's condensed consolidated balance sheets. Amortization expense from continuing operations related to such intangible assets was immaterial for the three and six months ended February 28, 2022 and 2021. Excluding goodwill, the Company did not have any significant intangible assets with indefinite lives at February 28, 2022.

NOTE 7. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's condensed consolidated balance sheets:

(in thousands)	Classification in Condensed Consolidated Balance Sheets	February 28, 2022	August 31, 2021
Assets:
Operating assets	Other noncurrent assets	$113,446	$112,202
Finance assets	Property, plant and equipment, net	54,793	55,308
Total leased assets		$168,239	$167,510

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$28,229	$26,433
Long-term	Other noncurrent liabilities	93,272	93,409
Total operating lease liabilities		121,501	119,842
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	16,639	16,040
Long-term	Long-term debt	33,762	36,104
Total finance lease liabilities		50,401	52,144
Total lease liabilities		$171,902	$171,986

The components of lease expense were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$8,748	$8,651	$17,332	$17,373
Finance lease expense:
Amortization of assets	3,219	3,219	6,454	6,458
Interest on lease liabilities	498	563	1,012	1,118
Total finance lease expense	3,717	3,782	7,466	7,576
Variable and short-term lease expense	4,989	4,324	10,151	9,286
Total lease expense	$17,454	$16,757	$34,949	$34,235

The weighted average remaining lease term and discount rate for operating and finance leases are presented in the following table:

	February 28, 2022	August 31, 2021
Weighted average remaining lease term (years)
Operating leases	5.8	6.2
Finance leases	3.3	3.6

Weighted average discount rate
Operating leases	4.262%	4.451%
Finance leases	3.903%	4.079%

Cash flow and other information related to leases is included in the following table:

	Six Months Ended February 28,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$17,720	$17,812
Operating cash outflows from finance leases	1,019	1,125
Financing cash outflows from finance leases	8,445	7,761

Right of use assets obtained in exchange for lease obligations:
Operating leases	$19,009	$20,249
Finance leases	6,716	8,784

Future maturities of lease liabilities at February 28, 2022 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
Year 1	$32,908	$18,354
Year 2	27,741	15,949
Year 3	22,178	12,047
Year 4	17,363	5,232
Year 5	11,850	1,719
Thereafter	26,761	410
Total lease payments	138,801	53,711
Less imputed interest	(17,300)	(3,310)
Present value of lease liabilities	$121,501	$50,401
NOTE 8. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of February 28, 2022	February 28, 2022	August 31, 2021
2032 Notes	4.375%	$300,000	$—
2031 Notes	3.875%	300,000	300,000
2030 Notes	4.125%	300,000	—
2027 Notes	5.375%	—	300,000
2023 Notes	4.875%	330,000	330,000
Series 2022 Bonds, due 2047	4.000%	145,060	—
Poland Term Loan	4.780%	40,923	49,726
Short-term borrowings	2.750%	—	26,560
Other	5.100%	19,492	19,492
Finance leases		50,401	52,144
Total debt		1,485,876	1,077,922
Less unamortized debt issuance costs		(17,503)	(8,141)
Plus unamortized bond premium		4,936	—
Total amounts outstanding		1,473,309	1,069,781
Less current maturities of long-term debt and short-term borrowings		(27,554)	(54,366)
Long-term debt		$1,445,755	$1,015,415

The Company's credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At February 28, 2022, the Company was in compliance with all covenants contained in its credit arrangements.

Senior Notes Activity

In January 2022, the Company issued $300.0 million of 4.125% Senior Notes due January 2030 (the "2030 Notes") and $300.0 million of 4.375% Senior Notes due March 2032 (the "2032 Notes"). Aggregate issuance costs associated with the 2030 Notes and 2032 Notes were approximately $9.4 million. Interest on the 2030 Notes is payable semiannually on January 15 and July 15. Interest on the 2032 Notes is payable semiannually on March 15 and September 15.

In July 2017, the Company issued $300.0 million of 5.375% Senior Notes due July 2027 (the “2027 Notes”). In February 2022, the Company redeemed all of the 2027 Notes and recognized a $16.1 million loss on debt extinguishment.

Series 2022 Bonds

In February 2022, the Company announced the issuance of $145.1 million in original aggregate principal amount of tax-exempt bonds (the “Series 2022 Bonds”) by the Industrial Development Authority of the County of Maricopa (the "MCIDA"). The Series 2022 Bonds were priced to yield 3.5% and provided gross proceeds of $150.0 million. The proceeds were loaned to the Company pursuant to a loan agreement between the Company and the MCIDA, and will be used to fund a portion of the acquisition, construction, equipping and/or operation, as applicable, of the Company’s third micro mill, to be located in Mesa, Arizona. Proceeds from the Series 2022 Bonds are being held in a trust account and will be disbursed as qualified expenditures are made for the construction of the micro mill. As of February 28, 2022, $31.0 million of proceeds were disbursed from the trust account. Remaining proceeds from the Series 2022 Bonds were recorded as restricted cash in the condensed consolidated balance sheet as of February 28, 2022.

Issuance costs associated with the Series 2022 Bonds were $3.1 million. The Series 2022 Bonds accrue interest at 4.0%, payable semiannually, and have a maturity date in October 2047.

Credit Facilities

The Company had no amounts drawn under its $400.0 million revolving credit facility (the "Revolver") at February 28, 2022 or August 31, 2021. The availability under the Revolver was reduced by outstanding stand-by letters of credit totaling $1.4 million and $3.0 million at February 28, 2022 and August 31, 2021, respectively.

The Company has a Term Loan facility (the "Poland Term Loan") through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At February 28, 2022, PLN 171.4 million, or $40.9 million, was outstanding, compared to the maximum amount available under the facility, PLN 190.5 million, or $49.7 million, which was outstanding as of August 31, 2021.

The Company also has credit facilities in Poland through its subsidiary, CMCP. At February 28, 2022 and August 31, 2021, CMCP's credit facilities totaled PLN 300.0 million, or $71.6 million and $78.3 million, respectively. There were no amounts outstanding under these facilities as of February 28, 2022 or August 31, 2021. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $4.1 million and $5.7 million at February 28, 2022 and August 31, 2021, respectively.

Accounts Receivable Facilities

The Company had no advance payments outstanding under its U.S. trade accounts receivable facility at February 28, 2022 or August 31, 2021.

The Poland accounts receivable facility had a limit of PLN 288.0 million, or $68.8 million, at February 28, 2022. The Company had no advance payments outstanding under the Poland accounts receivable facility at February 28, 2022, compared to PLN 101.7 million, or $26.6 million, advance payments outstanding at August 31, 2021.

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

At February 28, 2022, the notional values of the Company's foreign currency and commodity contract commitments were $324.5 million and $243.2 million, respectively. At August 31, 2021, the notional values of the Company's foreign currency and commodity contract commitments were $389.5 million and $213.4 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at February 28, 2022:

Commodity	Long/Short	Total
Aluminum	Long	3,675	MT
Aluminum	Short	2,150	MT
Copper	Long	431	MT
Copper	Short	9,662	MT
Electricity	Long	1,767,000	MW(h)
Natural Gas	Long	4,890,200	MMBtu
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

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the condensed consolidated statements of earnings. All other activity related to the Company's derivative instruments and hedged items was immaterial for the periods presented.

		Three Months Ended February 28,		Six Months Ended February 28,
Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)	Primary Location	2022	2021	2022	2021
Commodity	Cost of goods sold	$(2,214)	$(11,025)	$532	$(16,614)
Foreign exchange	SG&A expenses	(1,048)	(125)	(9,043)	(1,990)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Loss (in thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Commodity	$33,190	$7,723	$55,365	$8,887

The Company's natural gas and electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to February 2025 and December 2030, respectively. Included in the AOCI balance as of February 28, 2022 was an estimated net gain of $7.7 million from cash flow hedging instruments that is expected to be reclassified into earnings within the next twelve months. See Note 10, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 28, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$809,220	$809,220	$—	$—
Commodity derivative assets (2)	82,672	3,793	—	78,879
Foreign exchange derivative assets (2)	1,983	—	1,983	—
Liabilities:
Commodity derivative liabilities (2)	2,043	2,043	—	—
Foreign exchange derivative liabilities (2)	8,104	—	8,104	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$441,297	$441,297	$—	$—
Commodity derivative assets (2)	27,323	910	—	26,413
Foreign exchange derivative assets (2)	2,537	—	2,537	—
Liabilities:
Commodity derivative liabilities (2)	1,352	1,352	—	—
Foreign exchange derivative liabilities (2)	1,880	—	1,880	—
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

The fair value estimate of the Level 3 commodity derivative is based on an internally developed discounted cash flow model primarily utilizing unobservable inputs in which there is little or no market data. The Company forecasts future energy rates using a range of historical prices ("floating rate"). The floating rate is the only significant unobservable input used in the Company's discounted cash flow model. The following table summarizes the floating rate used to measure the fair value of the commodity derivative at February 28, 2022 and 2021:

	Floating rate (PLN)
February 28,	Low	High	Average
2022	271.87	815.64	451.69
2021	151.74	264.53	221.74

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivative recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time causes volatility in the fair value estimate and is the primary reason for unrealized gains included in other comprehensive income ("OCI") in the three and six months ended February 28, 2022 and 2021.

(in thousands)	Three Months Ended February 28, 2022
Balance, December 1, 2021	$47,892
Total gains, realized and unrealized
Unrealized holding gain before reclassification (1)	36,630
Reclassification for gain included in net earnings (2)	(5,643)
Balance, February 28, 2022	$78,879

(in thousands)	Six Months Ended February 28, 2022
Balance, September 1, 2021	$26,413
Total gains, realized and unrealized
Unrealized holding gain before reclassification (1)	61,838
Reclassification for gain included in net earnings (2)	(9,372)
Balance, February 28, 2022	$78,879

(in thousands)	Three Months Ended February 28, 2021
Balance, December 1, 2020	$(13,614)
Total gains, realized and unrealized
Unrealized holding gain before reclassification (1)	9,582
Reclassification for gain included in net earnings (2)	(253)
Balance, February 28, 2021	$(4,285)

(in thousands)	Six Months Ended February 28, 2021
Balance, September 1, 2020	$(15,007)
Total losses, realized and unrealized
Unrealized holding gain before reclassification (1)	10,975
Reclassification for gain included in net earnings (2)	(253)
Balance, February 28, 2021	$(4,285)
________________
(1)    Unrealized holding gains, less amounts reclassified, are included in OCI in the condensed consolidated statements of comprehensive income.
(2)    Gains included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

There were no material non-recurring fair value remeasurements during the three and six months ended February 28, 2022 or 2021.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value on the condensed consolidated balance sheets were as follows:

		February 28, 2022		August 31, 2021
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2032 Notes (1)	Level 2	$300,000	$289,962	$—	$—
2031 Notes (1)	Level 2	300,000	282,312	300,000	306,279
2030 Notes (1)	Level 2	300,000	291,018	—	—
2027 Notes (1)	Level 2	—	—	300,000	316,839
2023 Notes (1)	Level 2	330,000	337,055	330,000	348,071
Series 2022 Bonds, due 2047 (1)	Level 2	145,060	150,430	—	—
Poland Term Loan (2)	Level 2	40,923	40,923	49,726	49,726
Short-term borrowings (2)	Level 2	—	—	26,560	26,560
_________________
(1) The fair values of the notes and the Series 2022 Bonds were determined based on indicated market values.
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

During the six months ended February 28, 2022 and 2021, the Company granted the following awards under its stock-based compensation plans:

	February 28, 2022		February 28, 2021
(in thousands, except share and per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,440	$27.95	1,512	$20.51
Liability method	261	N/A	324	N/A

The Company recorded immaterial mark-to-market adjustments on liability awards for the three and six months ended February 28, 2022 and 2021. At February 28, 2022, the Company had outstanding 591,483 equivalent shares accounted for under the liability method. The Company expects 561,908 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in selling, general and administrative expenses on the Company's condensed consolidated statements of earnings:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2022	2021	2022	2021
Stock-based compensation expense	$16,251	$12,696	$25,870	$21,758

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

The calculations of basic and diluted EPS from continuing operations were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share and per share data)	2022	2021	2022	2021
Earnings from continuing operations	$383,314	$66,233	$616,203	$130,144

Average basic shares outstanding	121,458,196	120,345,432	121,293,030	120,052,459
Effect of dilutive securities	1,394,214	1,406,427	1,454,951	1,619,735
Average diluted shares outstanding	122,852,410	121,751,859	122,747,981	121,672,194

Earnings per share from continuing operations:
Basic	$3.16	$0.55	$5.08	$1.08
Diluted	$3.12	$0.54	$5.02	$1.07

Anti-dilutive shares not included above were immaterial for all periods presented.

Restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic EPS calculation until the shares vest.
In October 2021, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $350.0 million of shares of common stock. During the three and six months ended February 28, 2022, the Company repurchased 335,500 and 495,000 shares of CMC common stock, respectively, at an average purchase price of $34.85 and $34.34 per share, respectively. CMC had remaining authorization to repurchase $333.0 million of shares of common stock at February 28, 2022.
NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. At February 28, 2022 and August 31, 2021, the amounts accrued for cleanup and remediation costs at certain sites in response to statutes enforced by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $4.3 million and $7.1 million at February 28, 2022 and August 31, 2021, respectively, of which $2.2 million and $2.3 million were classified as other long-term liabilities at February 28, 2022 and August 31, 2021, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

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

The following is a summary of certain financial information from continuing operations by reportable segment and Corporate and Other:

	Three Months Ended February 28, 2022
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$1,614,224	$395,758	$(1,094)	$2,008,888
Adjusted EBITDA	535,463	81,149	(52,493)	564,119

	Six Months Ended February 28, 2022
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$3,267,846	$724,814	$(1,971)	$3,990,689
Adjusted EBITDA	803,987	160,981	(86,827)	878,141
Total assets at February 28, 2022	3,553,719	823,127	1,127,374	5,504,220

	Three Months Ended February 28, 2021
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$1,257,486	$202,066	$2,718	$1,462,270
Adjusted EBITDA	171,612	16,107	(45,986)	141,733

	Six Months Ended February 28, 2021
(in thousands)	North America	Europe	Corporate and Other	Continuing Operations
Net sales	$2,452,499	$396,662	$4,912	$2,854,073
Adjusted EBITDA	327,246	30,577	(72,457)	285,366
Total assets at August 31, 2021	3,221,465	729,766	687,440	4,638,671

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA from continuing operations:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2022	2021	2022	2021
Earnings from continuing operations	$383,314	$66,233	$616,203	$130,144
Interest expense	12,011	14,021	23,046	28,280
Income taxes	126,432	20,941	155,304	42,534
Depreciation and amortization	41,134	41,573	82,360	83,372
Asset impairments	1,228	474	1,228	4,068
Amortization of acquired unfavorable contract backlog	—	(1,509)	—	(3,032)
Adjusted EBITDA from continuing operations	$564,119	$141,733	$878,141	$285,366

Disaggregation of Revenue

The following tables display revenue by reportable segment and Corporate and Other from external customers, disaggregated by major product:

	Three Months Ended February 28, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$366,941	$5,864	$—	$372,805
Steel products	666,047	320,414	—	986,461
Downstream products	459,753	59,541	—	519,294
Other	121,483	9,530	(685)	130,328
Net sales from external customers	1,614,224	395,349	(685)	2,008,888
Intersegment net sales, eliminated on consolidation	—	409	(409)	—
Net sales	$1,614,224	$395,758	$(1,094)	$2,008,888

	Six Months Ended February 28, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$720,033	$12,824	$—	$732,857
Steel products	1,341,089	563,559	—	1,904,648
Downstream products	974,149	129,613	—	1,103,762
Other	232,575	17,915	(1,068)	249,422
Net sales from external customers	3,267,846	723,911	(1,068)	3,990,689
Intersegment net sales, eliminated on consolidation	—	903	(903)	—
Net sales	$3,267,846	$724,814	$(1,971)	$3,990,689

	Three Months Ended February 28, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$255,012	$4,775	$—	$259,787
Steel products	514,201	157,482	—	671,683
Downstream products	400,397	33,762	—	434,159
Other	87,876	5,540	3,225	96,641
Net sales from external customers	1,257,486	201,559	3,225	1,462,270
Intersegment net sales, eliminated on consolidation	—	507	(507)	—
Net sales	$1,257,486	$202,066	$2,718	$1,462,270

	Six Months Ended February 28, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$465,249	$7,605	$—	$472,854
Steel products	971,858	308,937	—	1,280,795
Downstream products	837,426	68,235	—	905,661
Other	177,966	10,967	5,830	194,763
Net sales from external customers	2,452,499	395,744	5,830	2,854,073
Intersegment net sales, eliminated on consolidation	—	918	(918)	—
Net sales	$2,452,499	$396,662	$4,912	$2,854,073

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (this "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2021 (the "2021 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the sections entitled "Risk Factors" in Part I, Item 1A of our 2021 Form 10-K and Part II, Item 1A of this Form 10-Q. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "corresponding period" relates to the relevant three or six month period ended February 28, 2021.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Form 10-K.

RESULTS OF OPERATIONS SUMMARY

Business Overview

As a vertically integrated organization, we manufacture, recycle and fabricate steel and metal products and provide related materials and services through a network of facilities that includes seven electric arc furnace ("EAF") mini mills, two EAF micro mills, one rerolling mill, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the United States and Poland. Our operations are conducted through two reportable segments: North America and Europe.

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

Key Performance Indicators

Adjusted EBITDA from continuing operations ("adjusted EBITDA") is used by management to compare and evaluate the period-over-period underlying business operational performance of our segments. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in steel products metal margin and downstream products margin over scrap costs period-over-period are consistent areas of focus for our Company and industry. Steel products metal margin and downstream products margin over scrap costs are metrics used by management to monitor the results of our vertically integrated organization. Steel products metal margin is the difference between the average selling price per ton of rebar, merchant and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices due to competitive pressures on prices.

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

Impact of COVID-19

The impact of the COVID-19 pandemic ("COVID-19" or "pandemic") on our operations was limited during the six months ended February 28, 2022 and 2021. We continue to evaluate the nature and extent of future impacts of the evolving pandemic on our operations and are complying with applicable federal, state and local law and considering relevant guidance, including the guidelines of the U.S. Centers for Disease Control and other authorities, to prioritize the health and safety of our employees, families, suppliers, customers and communities. Given the dynamic and uncertain nature and duration of the pandemic, we cannot reasonably estimate the long-term impact of COVID-19 on our business, results of operations and overall financial performance at this time.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations.

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$2,008,888	$1,462,270	$3,990,689	$2,854,073
Earnings from continuing operations	383,314	66,233	616,203	130,144
Diluted earnings per share	$3.12	$0.54	$5.02	$1.07

Net sales for the three and six months ended February 28, 2022 increased $546.6 million, or 37%, and $1.1 billion, or 40%, respectively, compared to the corresponding periods. The growth in net sales is largely attributable to rising selling prices across all major product lines in both of our segments for the three and six months ended February 28, 2022, compared to the corresponding periods. Continued strong demand from robust construction activity in all of our North America and Europe end-use markets was the primary driver for the increase in average selling prices.

During the three and six months ended February 28, 2022, we achieved earnings from continuing operations of $383.3 million and $616.2 million, respectively. Included in earnings from continuing operations during the three and six months ended February 28, 2022 was a $273.3 million gain on the sale of the Rancho Cucamonga facilities. See Note 2, Changes in Business, for more information on the sale of the Rancho Cucamonga facilities. Earnings from continuing operations, less the gain on the sale of the Rancho Cucamonga facilities, increased 66% and 163% during the three and six months ended February 28, 2022, respectively, compared to the corresponding periods. These increases were driven by the significant expansion of steel products metal margin per ton in both of our segments and raw materials margin over purchase cost per ton in our North America segment. Selling prices for steel products and raw materials outpaced the rising input costs of ferrous scrap utilized in our steel mill operations and the price paid to purchase ferrous and nonferrous scrap in our scrap metal recycling operations, as well as increases in the cost of freight, energy and other steelmaking inputs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.2 million and $17.0 million for the three and six months ended February 28, 2022, respectively, compared to the corresponding periods. The increases were driven in part by increases in expenses related to labor, professional services and travel of $1.5 million, $2.2 million and $1.0 million during the three months ended February 28, 2022, respectively, and $5.1 million, $4.9 million and $2.3 million during the six months ended February 28, 2022, respectively, compared to the corresponding periods. Contributing to the year-over-year increase in professional services expenses during the six months ended February 28, 2022 were $3.2 million of acquisition-related costs incurred during the first quarter of 2022, with no such costs in the corresponding period.

Interest Expense

Interest expense decreased $2.0 million and $5.2 million during the three and six months ended February 28, 2022, respectively, compared to the corresponding periods. The decreases were driven in part by the lower interest expense on the $300.0 million of 3.875% Senior Notes due 2031, which were outstanding during the three and six months ended February 28, 2022, compared to the interest expense on the $350.0 million of 5.750% Senior Notes due 2026, which were outstanding during the corresponding periods before their redemption in February 2021. Additionally, total capitalized interest of $2.6 million and $4.2 million was recorded during the three and six months ended February 28, 2022, respectively. Total capitalized interest increased $1.9 million and $3.0 million during the three and six months ended February 28, 2022, compared to the corresponding periods, due to the construction of the third micro mill, to be located in Mesa, Arizona.

Income Taxes

The effective income tax rates from continuing operations for the three and six months ended February 28, 2022 were 24.8% and 20.1%, respectively, compared to 24.0% and 24.6% in the corresponding periods. The effective income tax rate from continuing operations remained relatively flat for the three months ended February 28, 2022 when compared with the corresponding period ending February 28, 2021. The decrease for the six months ended February 28, 2022 is primarily due to the recognition of a capital loss on a tax restructuring transaction during the first quarter of fiscal 2022.

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

North America

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2022	2021	2022	2021
Net sales	$1,614,224	$1,257,486	$3,267,846	$2,452,499
Adjusted EBITDA	535,463	171,612	803,987	327,246

External tons shipped (in thousands)
Raw materials	329	302	663	632
Rebar	407	472	849	958
Merchant and other	245	268	502	532
Steel products	652	740	1,351	1,490
Downstream products	327	343	727	714

Average selling price (per ton)
Steel products	$1,041	$695	$1,007	$653
Downstream products	1,169	929	1,126	931

Cost of ferrous scrap utilized per ton	$436	$344	$432	$304
Steel products metal margin per ton	605	351	575	349

Net sales for the three and six months ended February 28, 2022 increased $356.7 million, or 28%, and $815.3 million, or 33%, respectively, compared to the corresponding periods. The increase in net sales during the three months ended February 28, 2022 was primarily due to average selling price increases of 30% for raw materials, 50% for steel products and 26% for downstream products compared to the corresponding period. Similarly, during the six months ended February 28, 2022, we experienced average selling price increases of 46% for raw materials, 54% for steel products and 21% for downstream products compared to the corresponding period. The rise in average selling prices is supported by strengthened demand in our end-use markets due to greater construction and industrial activity compared to the corresponding periods. While shipment volumes of raw materials and downstream products remained relatively flat during the three and six months ended February 28, 2022, compared to the corresponding periods, shipments of steel products declined 12% and 9%, respectively. The decreases in shipments in the three and six months ended February 28, 2022 was a result of planned maintenance activities during the second quarter of 2022, coupled with stronger than normal shipment levels during the corresponding periods.

Adjusted EBITDA for the three and six months ended February 28, 2022 increased $363.9 million and $476.7 million respectively, compared to the corresponding periods. Included in adjusted EBITDA during the three and six months ended February 28, 2022 was a $273.3 million gain on the sale of the Rancho Cucamonga facilities. The remaining growth in adjusted EBITDA during the three and six months ended February 28, 2022 was primarily due to expansion of steel products metal margin per ton and raw materials margin over purchase cost per ton, compared to the corresponding periods. Although ferrous and nonferrous scrap prices increased and inflationary pressures caused an increase in the cost of freight, energy and other steelmaking inputs, the average selling price for steel products and raw materials increased at a greater rate year-over-year. Adjusted EBITDA included non-cash stock compensation expense of $4.0 million and $6.7 million for the three and six months ended February 28, 2022, respectively, and $3.8 million and $7.1 million for the corresponding periods.

Europe

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2022	2021	2022	2021
Net sales	$395,758	$202,066	$724,814	$396,662
Adjusted EBITDA	81,149	16,107	160,981	30,577

External tons shipped (in thousands)
Rebar	172	78	275	206
Merchant and other	278	275	540	544
Steel products	450	353	815	750

Average selling price (per ton)
Steel products	$851	$532	$859	$495

Cost of ferrous scrap utilized per ton	$444	$328	$439	$296
Steel products metal margin per ton	407	204	420	199

Net sales for the three and six months ended February 28, 2022 increased $193.7 million, or 96%, and $328.2 million, or 83%, respectively, compared to the corresponding periods. The increases were driven largely by the increases in steel products average selling prices of $319 per ton, or 60%, and $364 per ton, or 74%, during the three and six months ended February 28, 2022, respectively, compared to the corresponding periods. Increased demand for steel products from both construction and industrial end markets supported the increases in average selling prices. Additionally, shipments of steel products increased 27% and 9% during the three and six months ended February 28, 2022, respectively, compared to the corresponding periods. The growth in shipments of steel products during the three and six months ended February 28, 2022 was due in part to the absence of a maintenance program that was completed during the second quarter of 2021, reducing shipments during the corresponding periods, coupled with the increased demand for steel products described above. Net sales for the three and six months ended February 28, 2022 were impacted by unfavorable foreign currency translation adjustments of $35.2 million and $48.7 million, respectively, due to the increase in the average value of the U.S. dollar relative to the Polish zloty, compared to favorable foreign currency translation adjustments of $8.3 million and $13.0 million, respectively, during the corresponding periods.

Adjusted EBITDA for the three and six months ended February 28, 2022 increased $65.0 million, or 404%, and $130.4 million, or 426%, compared to the corresponding periods. The primary driver of the increases in adjusted EBITDA was an expansion in steel products metal margin per ton, which increased 100% during the three months ended February 28, 2022, compared to the corresponding period, and increased 111% during the six months ended February 28, 2022, compared to the corresponding period. During the three and six months ended February 28, 2022, the cost of ferrous scrap utilized per ton increased 35% and 48%, respectively, compared to the corresponding periods, and inflationary pressures caused increases to the cost of freight, energy and other steelmaking inputs. However, the growth in average selling prices for steel products outpaced these increased costs in each period. Also offsetting the increased cost of energy were realized gains of $5.6 million and $9.4 million during the three and six months ended February 28, 2022, respectively, from a commodity derivative designated as a cash flow hedging instrument, compared to immaterial gains recorded in the corresponding periods. Additionally, in the first quarter of 2022, we received a $15.5 million energy credit that was recorded as a reduction to cost of goods sold, with no similar credit received in the corresponding period. Adjusted EBITDA for the three and six months ended February 28, 2022 included unfavorable foreign currency exchange rate impacts of $7.3 million and $10.3 million, respectively, compared to immaterial foreign currency translation adjustments during the corresponding periods. Adjusted EBITDA included non-cash stock compensation expense of $1.1 million and $2.6 million for the three and six months ended February 28, 2022, respectively, and $0.7 million and $1.4 million for the corresponding periods.

Corporate and Other

Corporate and Other reported adjusted EBITDA loss of $52.5 million and $86.8 million for the three and six months ended February 28, 2022, respectively, compared to adjusted EBITDA loss of $46.0 million and $72.5 million in the corresponding periods. Contributing to the increases in the adjusted EBITDA loss were $5.7 million and $9.9 million increases in labor-related expenses during the three and six months ended February 28, 2022, respectively, compared to the corresponding periods, and $3.2 million of acquisition-related costs incurred in the first quarter of 2022, with no such costs in the corresponding period. Additionally, adjusted EBITDA included non-cash stock compensation expense of $11.2 million and $16.6 million for the three and six months ended February 28, 2022, respectively, compared to $8.2 million and $13.3 million for the corresponding periods.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities are our principal sources of liquidity and result primarily from sales of raw materials, steel products, downstream products and related materials and services, as described in Part I, Item 1, Business, of our 2021 Form 10-K. We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We record allowances for the accounts receivable we estimate will not be collected based on market conditions, customers' financial condition and other factors. Historically, these allowances have not been material. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 18% of total trade receivables at February 28, 2022.

We use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 9, Derivatives, for further information.

The table below reflects our sources, facilities and availability of liquidity at February 28, 2022. See Note 8, Credit Arrangements, for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$846,587	$846,587
Notes due from 2023 to 2032	1,230,000	*
Revolver	400,000	398,604
U.S. accounts receivable facility	150,000	150,000
Series 2022 Bonds, due 2047 **	145,060	—
Poland credit facilities	71,614	67,560
Poland accounts receivable facility	68,750	68,750
Poland Term Loan	40,923	—
_________________
*We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.
**See Note 8, Credit Arrangements, for additional information regarding the restrictions on the proceeds from the Series 2022 Bonds.

We are continually reviewing our capital resources to determine whether we can meet our short and long-term goals. Our cash and cash equivalents position remains strong at $846.6 million as of February 28, 2022. We anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, acquire Tensar during the third quarter of 2022, pay dividends and opportunistically repurchase shares for at least the next twelve months. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future is sufficient to fund such long-term liquidity needs.

As of February 28, 2022 and August 31, 2021, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Operating Activities
Net cash flows from operating activities were $54.4 million for the six months ended February 28, 2022, compared to net cash flows from operating activities of $1.2 million for the six months ended February 28, 2021. Net earnings increased by $485.8 million year-over-year, including an increase in net gain on disposals of assets and other of $268.6 million, offset by a $210.5 million year-over-year net increase in cash used by operating assets and liabilities ("working capital"). The increase in cash used by working capital was due in part to rising scrap prices and greater inventory levels, which corresponded with an increase in accounts payable, accrued expenses and other payables in the six months ended February 28, 2022, compared to the corresponding period. Additionally, the growth in sales period-over-period led to a rise in accounts receivable during the six months ended February 28, 2022, compared to the corresponding period. Operating working capital days, which represents the number of days to convert accounts receivable and inventory, less accounts payable, into net sales, were consistent year-over-year.

Investing Activities
Net cash flows from investing activities were $121.1 million for the six months ended February 28, 2022, compared to net cash flows used by investing activities of $67.4 million for the six months ended February 28, 2021. The $188.4 million increase in net cash flows from investing activities was primarily caused by the proceeds from the sale of the Rancho Cucamonga facilities, offset by an increase in capital expenditures as a result of the construction of our third micro mill located in Mesa, Arizona. See Note 2, Changes in Business, for more information on the sale of the Rancho Cucamonga facilities.

We estimate that our 2022 capital spending will range from $475 million to $525 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

In December 2021, we announced the signing of a definitive agreement to acquire TAC Acquisition Corp. (“Tensar”), a portfolio company of Castle Harlan Inc.’s fund, Castle Harlan Partners V, L.P., for a cash purchase price of approximately $550.0 million, subject to customary purchase price adjustments. We anticipate that the transaction will close during the third quarter of 2022. See Note 2, Changes in Business, for more information about the pending acquisition.

In addition, in January 2022, we announced the plan to construct a fourth micro mill geographically situated primarily to serve the Northeast, Mid-Atlantic, and Mid-Western United States markets. Following the site selection and receipt of state and local incentives, permitting, and other necessary approvals, the construction of the planned mill is expected to take roughly two years.

Financing Activities
Net cash flows from financing activities were $324.4 million for the six months ended February 28, 2022, compared to net cash flows used by financing activities of $109.1 million for the six months ended February 28, 2021. The $433.5 million increase in net cash flows from financing activities was a result of many actions, including net proceeds from long-term debt of $427.2 million during the six months ended February 28, 2022, compared to net long-term debt repayments of $61.5 million during the six months ended February 28, 2021. Offsetting the cash flows from long-term debt, net repayments under our accounts receivable facilities increased $24.5 million during the six months ended February 28, 2022, compared to the corresponding period. See Note 8, Credit Arrangements, for more information regarding our credit arrangements. Additionally, compared to the corresponding period, we increased dividend payments by $5.2 million, increased stock issued under incentive and purchase plans, net of forfeitures, by $6.2 million and acquired $17.0 million of treasury stock under the share repurchase program which was authorized in October 2021. See Note 12, Stockholders' Equity and Earnings per Share, for more information on the share repurchase program.

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
Our undiscounted purchase obligations due in the twelve months following February 28, 2022 and August 31, 2021 were $854.8 million and $638.5 million, respectively, with $196.4 million and $228.0 million due thereafter, respectively. The increase in short-term purchase obligations was primarily due to construction of our third micro mill in Mesa, Arizona, purchases of inventory and other planned maintenance and capital expenditures in connection with normal business operations. The decrease in long-term purchase obligations is a result of a decrease in commitments for commodities used in operations, such as electrodes and natural gas, and certain capital expenditure obligations for the construction of our third micro mill which were fulfilled during the six months ended February 28, 2022.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At February 28, 2022, we had committed $24.4 million under these arrangements, of which $1.4 million reduced availability under the Revolver.
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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the impact of the Russian invasion of Ukraine, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by acquisitions and strategic investments, demand for our products, metal margins, the effect of COVID-19 and related governmental and economic responses thereto, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, share repurchases, legal proceedings, the undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, the proposed Tensar acquisition and the timing thereof, estimated contractual obligations, the expected capabilities and benefits of new facilities, the timeline for execution of our growth plan, and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans, or intentions.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors, of our 2021 Form 10-K and Part II, Item 1A, Risk Factors of this Form 10-Q, as well as the following:

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
•the impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials, which is uncertain, but may prove to negatively impact our business and operations;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended February 28, 2022, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $65.0 million, or 17%, compared to August 31, 2021. This decrease was primarily due to forward contracts denominated in Polish zloty with a U.S. dollar functional currency, which decreased $95.0 million, partially offset by forward contracts denominated in euros with a Polish zloty functional currency, which increased $28.5 million compared to August 31, 2021.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended February 28, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2021 Form 10-K:

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. Further, if the conflict intensifies or expands beyond Ukraine, it could have an adverse impact on our operations in Poland. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described in Part I, Item 1A of our 2021 Form 10-K, such as those relating to data security, supply chain, volatility in prices of scrap and other inputs, and market conditions, any of which could negatively affect our business and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, made by the Company or any affiliated purchasers during the quarter ended February 28, 2022.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs As of the End of Period
December 1, 2021 - December 31, 2021	121,000	$33.34	121,000	$340,658,218
January 1, 2022 - January 31, 2022	110,000	36.05	110,000	336,692,716
February 1, 2022 - February 28, 2022	104,500	35.35	104,500	332,998,974
	335,500		335,500
_________________
(1) On October 13, 2021, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note

12, Stockholders' Equity and Earnings per Share, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, certain long-term debt instruments are omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of Commercial Metals Company and its subsidiaries on a consolidated basis. Commercial Metals Company agrees to furnish copies of such instruments to the SEC upon its request.

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

4.1
Fifth Supplemental Indenture, dated January 28, 2022, by and between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

4.2
Sixth Supplemental Indenture, dated January 28, 2022, by and between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

4.3	Form of 4.125% Senior Note due 2030 (filed as Exhibit 4.3 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

4.4	Form of 4.375% Senior Note due 2032 (filed as Exhibit 4.4 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

10.1
Loan Agreement, dated February 1, 2022, between the Industrial Development Authority of the County of Maricopa and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K dated February 22, 2022 and incorporated herein by reference).

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

COMMERCIAL METALS COMPANY

March 23, 2022	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)