Form 10-Q
period 2022-05-31
COMMERCIAL METALS Co
filed 2022-06-22
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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
Yes  ☐    No  ☒
As of June 21, 2022, 120,490,407 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share and per share data)	2022	2021	2022	2021
Net sales	$2,515,727	$1,845,041	$6,506,416	$4,699,114
Costs and operating expenses (income):
Cost of goods sold	1,956,459	1,533,768	5,157,834	3,936,930
Selling, general and administrative expenses	139,556	134,357	391,119	368,882
Interest expense	13,433	11,965	36,479	40,245
Loss on debt extinguishment	39	—	16,091	16,841
Asset impairments	3,245	277	4,473	4,345
Gain on sale of assets	(2,024)	(3,909)	(276,106)	(9,390)
Net costs and operating expenses	2,110,708	1,676,458	5,329,890	4,357,853
Earnings before income taxes	405,019	168,583	1,176,526	341,261
Income taxes	92,590	38,175	247,894	80,709
Net earnings	$312,429	$130,408	$928,632	$260,552

Earnings per share:
Basic	$2.58	$1.08	$7.66	$2.17
Diluted	$2.54	$1.07	$7.55	$2.14

Average basic shares outstanding	121,247,105	120,613,652	121,277,553	120,241,579
Average diluted shares outstanding	122,799,869	122,193,655	122,927,291	121,852,144
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2022	2021	2022	2021
Net earnings	$312,429	$130,408	$928,632	$260,552
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment after reclassification	(14,668)	11,775	(68,817)	4,852
Derivatives:
Unrealized holding gain	25,927	12,145	81,378	21,032
Reclassification for realized gain	(5,107)	(616)	(13,453)	(929)
Net unrealized gain on derivatives	20,820	11,529	67,925	20,103
Defined benefit plans loss after amortization of prior service costs and net actuarial losses	(6)	(14)	(18)	(41)
Total other comprehensive income (loss), net of income taxes	6,146	23,290	(910)	24,914
Comprehensive income	$318,575	$153,698	$927,722	$285,466
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	May 31, 2022	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$410,265	$497,745
Restricted cash	126,264	3,384
Accounts receivable (less allowance for doubtful accounts of $5,070 and $5,553)	1,330,279	1,105,580
Inventories, net	1,346,286	935,387
Prepaid and other current assets	230,414	169,649
Assets held for sale	60	25,083
Total current assets	3,443,568	2,736,828
Property, plant and equipment, net	1,808,392	1,566,123
Intangible assets, net	266,440	10,101
Goodwill	253,563	66,137
Other noncurrent assets	331,739	259,482
Total assets	$6,103,702	$4,638,671
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$492,947	$450,723
Accrued expenses and other payables	474,653	475,384
Current maturities of long-term debt and short-term borrowings	423,091	54,366
Total current liabilities	1,390,691	980,473
Deferred income taxes	223,979	112,067
Other noncurrent liabilities	231,385	235,607
Long-term debt	1,115,478	1,015,415
Total liabilities	2,961,533	2,343,562
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 120,490,407 and 120,586,589 shares	1,290	1,290
Additional paid-in capital	375,386	368,064
Accumulated other comprehensive loss	(85,730)	(84,820)
Retained earnings	3,040,554	2,162,925
Less treasury stock 8,570,257 and 8,474,075 shares at cost	(189,563)	(152,582)
Stockholders' equity	3,141,937	2,294,877
Stockholders' equity attributable to non-controlling interests	232	232
Total stockholders' equity	3,142,169	2,295,109
Total liabilities and stockholders' equity	$6,103,702	$4,638,671
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended May 31,
(in thousands)	2022	2021
Cash flows from (used by) operating activities:
Net earnings	$928,632	$260,552
Adjustments to reconcile net earnings to cash flows from (used by) operating activities:
Depreciation and amortization	125,943	125,176
Deferred income taxes and other long-term taxes	64,241	(17,175)
Stock-based compensation	37,856	35,558
Loss on debt extinguishment	16,052	16,841
Asset impairments	4,473	4,345
Other	1,449	243
Amortization of acquired unfavorable contract backlog	—	(4,540)
Net gain on disposals of assets	(276,106)	(9,390)
Changes in operating assets and liabilities	(660,793)	(317,378)
Net cash flows from operating activities	241,747	94,232
Cash flows from (used by) investing activities:
Acquisitions, net of cash acquired	(552,449)	—
Proceeds from the sale of property, plant and equipment and other	314,971	25,890
Capital expenditures	(294,346)	(127,395)
Proceeds from insurance	3,081	—
Other	—	(2,500)
Net cash flows used by investing activities	(528,743)	(104,005)
Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	740,403	309,187
Repayments of long-term debt	(319,706)	(361,855)
Debt extinguishment costs	(13,642)	(13,128)
Debt issuance costs	(3,064)	(2,830)
Proceeds from accounts receivable facilities	327,665	145,864
Repayments under accounts receivable facilities	(290,666)	(118,312)
Treasury stock acquired	(55,597)	—
Dividends	(51,003)	(43,295)
Stock issued under incentive and purchase plans, net of forfeitures	(10,132)	(3,807)
Contribution from non-controlling interest	—	19
Net cash flows from (used by) financing activities	324,258	(88,157)
Effect of exchange rate changes on cash	(1,862)	(423)
Increase (decrease) in cash, restricted cash and cash equivalents	35,400	(98,353)
Cash, restricted cash and cash equivalents at beginning of period	501,129	544,964
Cash, restricted cash and cash equivalents at end of period	$536,529	$446,611
See notes to condensed consolidated financial statements.

Supplemental information:	Nine Months Ended May 31,
(in thousands)	2022	2021
Cash paid for income taxes	$189,491	$59,041
Cash paid for interest	34,394	43,403

Noncash activities:
Liabilities related to additions of property, plant and equipment	$50,948	$16,601

Cash and cash equivalents	$410,265	$443,120
Restricted cash	126,264	3,491
Total cash, restricted cash and cash equivalents	$536,529	$446,611

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended May 31, 2022
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2022	129,060,664	$1,290	$366,162	$(91,876)	$2,745,117	(7,564,796)	$(150,978)	$232	$2,869,947
Net earnings					312,429				312,429
Other comprehensive income				6,146					6,146
Dividends ($0.14 per share)					(16,992)				(16,992)
Treasury stock acquired						(1,006,387)	(38,587)		(38,587)
Issuance of stock under incentive and purchase plans, net of forfeitures			585			926	2		587
Stock-based compensation			8,639						8,639
Balance, May 31, 2022	129,060,664	$1,290	$375,386	$(85,730)	$3,040,554	(8,570,257)	$(189,563)	$232	$3,142,169

	Nine Months Ended May 31, 2022
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2021	129,060,664	$1,290	$368,064	$(84,820)	$2,162,925	(8,474,075)	$(152,582)	$232	$2,295,109
Net earnings					928,632				928,632
Other comprehensive loss				(910)					(910)
Dividends ($0.42 per share)					(51,003)				(51,003)
Treasury stock acquired						(1,501,387)	(55,597)		(55,597)
Issuance of stock under incentive and purchase plans, net of forfeitures			(28,748)			1,405,205	18,616		(10,132)
Stock-based compensation			26,979						26,979
Reclassification of share-based liability awards			9,091						9,091
Balance, May 31, 2022	129,060,664	$1,290	$375,386	$(85,730)	$3,040,554	(8,570,257)	$(189,563)	$232	$3,142,169

	Three Months Ended May 31, 2021
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2021	129,060,664	$1,290	$354,620	$(102,140)	$1,909,443	(8,552,449)	$(153,952)	$231	$2,009,492
Net earnings					130,408				130,408
Other comprehensive income				23,290					23,290
Dividends ($0.12 per share)					(14,768)				(14,768)
Issuance of stock under incentive and purchase plans, net of forfeitures			(633)			77,556	1,362		729
Stock-based compensation			7,446						7,446
Balance, May 31, 2021	129,060,664	$1,290	$361,433	$(78,850)	$2,025,083	(8,474,893)	$(152,590)	$231	$2,156,597

	Nine Months Ended May 31, 2021
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2020	129,060,664	$1,290	$358,912	$(103,764)	$1,807,826	(9,839,759)	$(175,063)	$212	$1,889,413
Net earnings					260,552				260,552
Other comprehensive income				24,914					24,914
Dividends ($0.36 per share)					(43,295)				(43,295)
Issuance of stock under incentive and purchase plans, net of forfeitures			(26,280)			1,364,866	22,473		(3,807)
Stock-based compensation			23,381						23,381
Contribution of non-controlling interest								19	19
Reclassification of share-based liability awards			5,420						5,420
Balance, May 31, 2021	129,060,664	$1,290	$361,433	$(78,850)	$2,025,083	(8,474,893)	$(152,590)	$231	$2,156,597
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2021 (the "2021 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2021 Form 10-K. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "corresponding period" relates to the relevant three or nine month period ended May 31, 2021.

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

NOTE 2. ACQUISITION

On April 25, 2022 (the "Acquisition Date"), the Company completed the acquisition of TAC Acquisition Corp. ("Tensar"). The total cash purchase price, net of $19.6 million cash acquired, was approximately $550 million, subject to customary purchase price adjustments, and was funded through domestic cash on-hand.

Tensar is a leading global provider of innovative ground stabilization and soil reinforcement solutions through two major product lines: Tensar® geogrids and Geopier® foundation systems, which are complementary to the Company's existing concrete reinforcement product lines within North America and Europe. Geogrids are polymer-based products used for ground stabilization, soil reinforcement, and asphalt optimization in construction applications, including roadways, public infrastructure, and industrial facilities. Geopier foundation systems are ground improvement solutions that increase the load-bearing characteristics of ground structures and working surfaces and can be applied in soil types and construction situations in which traditional support methods are impractical or would make a project infeasible.

Tensar’s end customers include commercial, industrial and residential site developers, mining and oil and gas companies, transportation authorities, coastal and waterway authorities and waste management companies. Tensar serves customers in more than 80 national markets through its manufacturing facilities, the largest of which are located in Morrow, Georgia and Blackburn, England. The acquired operations in North America are presented within our North America reportable segment, and the remaining acquired operations are presented within our Europe reportable segment.

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the Acquisition Date fair value. In valuing acquired assets and liabilities, fair value estimates were determined using Level 3 inputs, including expected future cash flows and discount rates. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the Acquisition Date, the Company’s estimates are inherently uncertain and subject to refinement. The results of operations of Tensar are reflected in the Company’s condensed consolidated financial statements from the Acquisition Date. The financial statements are not retrospectively adjusted for any adjustments that occur during the allowable one-year measurement period (the "Measurement Period"). Rather, any adjustments to provisional amounts identified during the Measurement Period will be recorded in the reporting period in which the adjustment is determined.

The table below presents the preliminary fair value that was allocated to Tensar's assets and liabilities based upon fair values as determined by the Company as of the Acquisition Date:

(in thousands)	Estimated Fair Value
Cash and cash equivalents	$19,551
Accounts receivable	38,188
Inventories	38,810
Prepaid and other current assets	14,143
Defined benefit pension plan	14,620
Property, plant and equipment	88,541
Intangible assets	260,500
Goodwill	187,861
Other noncurrent assets	19,430
Accounts payable	(12,468)
Accrued expenses and other payables	(23,307)
Current maturities of long-term debt	(3,277)
Deferred income taxes	(48,683)
Other noncurrent liabilities	(17,597)
Long-term debt	(4,312)
Total assets acquired and liabilities assumed	$572,000

Inventories

The acquired inventory is comprised of finished goods, work in process and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for the selling costs, economic rents for use of intangibles assets involved with the disposal process and a reasonable profit margin. The fair value of work in process was calculated as the estimated selling price, adjusted for estimated costs to complete manufacturing, estimated selling costs and a reasonable profit margin. The fair value of raw materials approximates the historical carrying value or was calculated based on the estimated replacement cost. The portion of the total purchase accounting inventory adjustment recognized during the three and nine months ended May 31, 2022 was $2.2 million, which was reflected as cost of goods sold as the related inventory was sold.

Defined Benefit Pension Plan

The Company recognized a net asset of $14.6 million, representing the overfunded status of the acquired defined benefit pension plan. See Note 13, Employees' Retirement Plans, for more information on the acquired plan.

Property, Plant and Equipment

The fair value of real property was calculated using the cost approach for buildings and improvements and the sales comparison approach for land. The fair value of personal property was calculated using the cost approach. The cost approach measures the value by estimating the cost to acquire or construct comparable assets and adjusts for age and condition. The Company assigned real property a useful life ranging from 5 to 25 years and personal property a useful life ranging from 1 to 15 years.

Goodwill

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized from the acquisition, due in part to the complementing markets for engineered construction ground reinforcement and concrete reinforcement. For the period ended May 31, 2022, the Company added $187.9 million of goodwill related to the Tensar acquisition. The recognized goodwill is not deductible for tax purposes.

Intangible Assets

The acquired intangible assets consist of:

(in thousands, except life in years)	Life in Years	Preliminary Fair Value
Developed technologies	1 to 11 years	$147,900
Trade names	8 to 9 years or indefinite	57,000
Customer relationships	12 to 17 years	53,200
In-process research and development	Indefinite	2,400

The fair value of developed technology was calculated using the income approach under the excess earnings method and considers selling and marketing and research and development costs, which were allocated based on patent lifecycles.

The fair value of trade names was calculated using the income approach, under the relief from royalty method. The relief from royalty method considers revenue derived from the corporate and product-specific trade names, the strength and relevance of the trade names in the marketplace and management’s plans to utilize the trade names going forward.

The fair value of customer relationships was calculated using the income approach, under the with-and-without method. The with-and-without method considers opportunity costs associated with lost profits in the absence of the existing customer base.

The fair value of in-process research and development was calculated using the cost approach and considers development costs, profit mark-up and opportunity cost.

Deferred Income Taxes

Deferred income tax liabilities include the expected future U.S. federal, state and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating the deferred tax liabilities represent the appropriate tax rate for each respective jurisdiction. Deferred tax liabilities may be adjusted during the Measurement Period as the Company finalizes tax returns for periods prior to the Acquisition Date.

Other Assets Acquired and Liabilities Assumed

The Company used historical carrying values for trade accounts receivable and payables, as well as certain other current and noncurrent assets and liabilities, as their carrying values represented the fair value of those items as of the Acquisition Date.

Financial Results

The following table summarizes the financial results of Tensar from the Acquisition Date through the end of the third quarter of fiscal 2022 that are included in the Company’s condensed consolidated statement of earnings and condensed consolidated statement of comprehensive income.

(in thousands)	From the Acquisition Date to May 31, 2022
Net sales	$27,962
Earnings before income taxes	1,656

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of Tensar occurred on September 1, 2020. The pro forma financial information is presented for comparative purposes only, based on certain factually supported estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed on September 1, 2020. These results were not used as part of management's analysis of the financial results and performance of the Company. The pro forma adjustments do not reflect anticipated synergies, but rather include the nonrecurring impact of additional cost of sales from revalued inventory and the recurring income statement effects of fair value adjustments, such as depreciation and amortization. Further adjustments were made to remove the impact of Tensar's prior management fees, acquisition and integration expenses and interest on debt not assumed in the acquisition. The resulting tax effects of the business combination are also reflected below.

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2022	2021	2022	2021
Pro forma net sales	$2,554,295	$1,908,133	$6,657,257	$4,854,727
Pro forma net earnings	318,736	134,854	942,369	261,218

The pro forma results presented above include, but are not limited to, adjustments to remove the impact of $4.5 million and $7.6 million of acquisition and integration expenses from the three and nine months ended May 31, 2022, respectively. Results also reflect increased amortization expense from revalued intangible assets of $1.9 million and $8.1 million in the three and nine months ended May 31, 2022, respectively, and $3.1 million and $9.3 million in the three and nine months ended May 31, 2021, respectively. The three and nine months ended May 31, 2022 include adjustments to remove $2.2 million of increased cost of goods sold as a result of the revaluation of inventory, which similarly resulted in an $8.7 million increase to cost of goods sold in the nine months ended May 31, 2021.
NOTE 3. CHANGES IN BUSINESS

Facility Closure and Disposition

In October 2019, the Company closed the melting operations at its Rancho Cucamonga facility, which was part of the North America segment, and in August 2020, the Company announced plans to sell the facility. Additionally, in September 2021, the Company ceased operations at a rebar fabrication facility adjacent to the Rancho Cucamonga facility. Due to these closures, the Company recorded $13.4 million of expenses in the nine months ended May 31, 2021, all of which were recorded in the first two quarters of 2021, related to asset impairments, severance, pension curtailment, environmental obligations and vendor agreement terminations. Expenses recorded in the three and nine months ended May 31, 2022 were immaterial. The closures did not meet the criteria for discontinued operations.

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

On September 29, 2021, the Company entered into a definitive agreement to sell the assets associated with the Rancho Cucamonga facilities. On December 28, 2021, the sale of the Rancho Cucamonga facilities was completed for gross proceeds of $313.0 million. A portion of the gross proceeds amounting to $39.0 million were set aside in a restricted cash account to facilitate the purchase of like-kind assets. In January 2022, the Company used $7.5 million of the restricted cash on a purchase of a like-kind asset. The remaining balance of $31.5 million was included in restricted cash as of May 31, 2022.

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended May 31, 2022
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, March 1, 2022	$(159,829)	$68,886	$(933)	$(91,876)
Other comprehensive income (loss) before reclassifications	(14,668)	32,302	(7)	17,627
Reclassification for gain (1)	—	(6,342)	—	(6,342)
Income tax (expense) benefit	—	(5,140)	1	(5,139)
Net other comprehensive income (loss)	(14,668)	20,820	(6)	6,146
Balance, May 31, 2022	$(174,497)	$89,706	$(939)	$(85,730)

	Nine Months Ended May 31, 2022
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2021	$(105,680)	$21,781	$(921)	$(84,820)
Other comprehensive income (loss) before reclassifications	(68,817)	100,820	(23)	31,980
Reclassification for gain (1)	—	(16,667)	—	(16,667)
Income tax (expense) benefit	—	(16,228)	5	(16,223)
Net other comprehensive income (loss)	(68,817)	67,925	(18)	(910)
Balance, May 31, 2022	$(174,497)	$89,706	$(939)	$(85,730)

	Three Months Ended May 31, 2021
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, March 1, 2021	$(94,856)	$(2,760)	$(4,524)	$(102,140)
Other comprehensive income (loss) before reclassifications	11,775	14,056	(14)	25,817
Reclassification for gain (1)	—	(719)	—	(719)
Income tax expense	—	(1,808)	—	(1,808)
Net other comprehensive income (loss)	11,775	11,529	(14)	23,290
Balance, May 31, 2021	$(83,081)	$8,769	$(4,538)	$(78,850)

	Nine Months Ended May 31, 2021
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2020	$(87,933)	$(11,334)	$(4,497)	$(103,764)
Other comprehensive income (loss) before reclassifications	4,852	25,028	(48)	29,832
Reclassification for gain (1)	—	(1,106)	—	(1,106)
Income tax (expense) benefit	—	(3,819)	7	(3,812)
Net other comprehensive income (loss)	4,852	20,103	(41)	24,914
Balance, May 31, 2021	$(83,081)	$8,769	$(4,538)	$(78,850)
_________________
(1) Reclassifications for gains on derivatives included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

NOTE 5. REVENUE RECOGNITION

Each fabricated product contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input measure, and these contracts represented 7% and 8% of net sales in the North America segment in the three and nine months ended May 31, 2022, respectively, and 7% and 10% of net sales in the North America segment in the three and nine months ended May 31, 2021, respectively. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure, and these contracts represented 8% of net sales in the North America segment in both the three and nine months ended May 31, 2022, and 9% of net sales in the North America segment in both the three and nine months ended May 31, 2021. Remaining net sales in the North America segment were recognized at a point in time concurrent with the transfer of control, or as amounts were billed to the customer under an available practical expedient.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	May 31, 2022	August 31, 2021
Contract assets (included in accounts receivable)	$58,350	$64,168
Contract liabilities (included in accrued expenses and other payables)	23,214	23,948

The amount of revenue reclassified from August 31, 2021 contract liabilities during the nine months ended May 31, 2022 was approximately $19.7 million.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of fabricated product contracts where revenue is recognized using an input or output measure for which work has not yet been performed. As of May 31, 2022, $962.2 million was allocated to remaining performance obligations in the North America segment related to those contracts.
NOTE 6. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished steel products. Under the Company’s vertically integrated business model, steel products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined as finished goods.

The components of inventories were as follows:

(in thousands)	May 31, 2022	August 31, 2021
Raw materials	$391,208	$286,123
Work in process	9,488	6,881
Finished goods	945,590	642,383
Total	$1,346,286	$935,387

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the following table:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross
Balance at September 1, 2021	$71,941	$4,390	$76,331
Foreign currency translation	—	(451)	(451)
Acquisition	113,991	73,870	187,861
Balance at May 31, 2022	185,932	77,809	263,741

Accumulated impairment
Balance at September 1, 2021	(10,036)	(158)	(10,194)
Foreign currency translation	—	16	16
Balance at May 31, 2022	(10,036)	(142)	(10,178)

Goodwill, net
Balance at September 1, 2021	61,905	4,232	66,137
Foreign currency translation	—	(435)	(435)
Acquisition	113,991	73,870	187,861
Balance at May 31, 2022	$175,896	$77,667	$253,563

Other intangible assets subject to amortization are detailed in the following table:

		May 31, 2022			August 31, 2021
(in thousands)	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5 to 7.5 years	$7,203	$4,352	$2,851	$7,203	$3,621	$3,582
Customer relationships	8 years	4,996	4,996	—	6,079	5,629	450
Perpetual lease rights	80 years	3,943	807	3,136	4,395	860	3,535
Non-compete agreements	5 to 7 years	3,050	1,046	2,004	3,050	778	2,272
Other	5 to 15 years	939	745	194	939	677	262
Due to acquisition of Tensar:
Developed technologies	1 to 11 years	147,900	1,902	145,998	—	—	—
Customer relationships	12 to 17 years	53,200	421	52,779	—	—	—
Trade names	8 to 9 years	2,406	28	2,378	—	—	—
Total		$223,637	$14,297	$209,340	$21,666	$11,565	$10,101

Intangible assets with indefinite lives resulting from the acquisition of Tensar include trade names and in-process research and development with gross carrying amounts of $54.7 million and $2.4 million, respectively, at May 31, 2022. The Company did not have any significant intangible assets with indefinite lives at August 31, 2021.

Estimated amounts of amortization expense for the next five fiscal years are as follows:

(in thousands)
Remainder of 2022	$5,868
2023	23,363
2024	22,109
2025	20,551
2026	19,363

NOTE 8. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's condensed consolidated balance sheets:

(in thousands)	Classification in Condensed Consolidated Balance Sheets	May 31, 2022	August 31, 2021
Assets:
Operating assets	Other noncurrent assets	$134,321	$112,202
Finance assets	Property, plant and equipment, net	59,791	55,308
Total leased assets		$194,112	$167,510

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$31,185	$26,433
Long-term	Other noncurrent liabilities	105,971	93,409
Total operating lease liabilities		137,156	119,842
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	18,060	16,040
Long-term	Long-term debt	36,905	36,104
Total finance lease liabilities		54,965	52,144
Total lease liabilities		$192,121	$171,986

The components of lease expense were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$8,659	$8,377	$25,991	$25,750
Finance lease expense:
Amortization of assets	3,268	3,270	9,722	9,729
Interest on lease liabilities	508	555	1,520	1,673
Total finance lease expense	3,776	3,825	11,242	11,402
Variable and short-term lease expense	6,046	4,584	16,197	13,871
Total lease expense	$18,481	$16,786	$53,430	$51,023

The weighted average remaining lease term and discount rate for operating and finance leases are presented in the following table:

	May 31, 2022	August 31, 2021
Weighted average remaining lease term (years):
Operating leases	5.4	6.2
Finance leases	3.4	3.6

Weighted average discount rate:
Operating leases	4.033%	4.451%
Finance leases	4.057%	4.079%

Cash flow and other information related to leases is included in the following table:

	Nine Months Ended May 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$26,481	$25,862
Operating cash outflows from finance leases	1,521	1,665
Financing cash outflows from finance leases	12,847	11,706

Right of use assets obtained in exchange for lease obligations:
Operating leases	$45,949	$23,019
Finance leases	15,670	14,002

Future maturities of lease liabilities at May 31, 2022 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
Year 1	$36,496	$19,890
Year 2	30,653	17,390
Year 3	24,942	12,538
Year 4	19,898	5,730
Year 5	13,750	2,467
Thereafter	28,500	331
Total lease payments	154,239	58,346
Less imputed interest	(17,083)	(3,381)
Present value of lease liabilities	$137,156	$54,965
NOTE 9. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2022	May 31, 2022	August 31, 2021
2032 Notes	4.375%	$300,000	$—
2031 Notes	3.875%	300,000	300,000
2030 Notes	4.125%	300,000	—
2027 Notes	5.375%	—	300,000
2023 Notes	4.875%	330,000	330,000
Series 2022 Bonds, due 2047	4.000%	145,060	—
Poland Term Loan	7.890%	37,923	49,726
Short-term borrowings	6.180%	62,627	26,560
Other	4.560%	20,151	19,492
Finance leases		54,965	52,144
Total debt		1,550,726	1,077,922
Less unamortized debt issuance costs		(17,043)	(8,141)
Plus unamortized bond premium		4,886	—
Total amounts outstanding		1,538,569	1,069,781
Less current maturities of long-term debt and short-term borrowings		(423,091)	(54,366)
Long-term debt		$1,115,478	$1,015,415

The Company's credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At May 31, 2022, the Company believes it was in compliance with all covenants contained in its credit arrangements.

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

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Accordingly, the 2023 Notes have been included within current maturities of long-term debt and short-term borrowings in the condensed consolidated balance sheet as of May 31, 2022.

Series 2022 Bonds

In February 2022, the Company announced the issuance of $145.1 million in original aggregate principal amount of tax-exempt bonds (the “Series 2022 Bonds”) by the Industrial Development Authority of the County of Maricopa (the "MCIDA"). The Series 2022 Bonds were priced to yield 3.5% and provided gross proceeds of $150.0 million. The proceeds were loaned to the Company pursuant to a loan agreement between the Company and the MCIDA and will be used to fund a portion of the acquisition, construction, equipping and/or operation, as applicable, of the Company’s third micro mill, which is under construction in Mesa, Arizona. Proceeds from the Series 2022 Bonds are being held in a trust account and will be disbursed as qualified expenditures are made for the construction of the micro mill. As of May 31, 2022, $58.0 million of proceeds were disbursed from the trust account. Remaining proceeds from the Series 2022 Bonds were recorded as restricted cash in the condensed consolidated balance sheet as of May 31, 2022.

Issuance costs associated with the Series 2022 Bonds were $3.1 million. The Series 2022 Bonds accrue interest at 4.0%, payable semiannually, and have a maturity date in October 2047.

Credit Facilities

The Company had no amounts drawn under its $400.0 million revolving credit facility (the "Revolver") at May 31, 2022 or August 31, 2021. The availability under the Revolver was reduced by outstanding stand-by letters of credit totaling $1.4 million and $3.0 million at May 31, 2022 and August 31, 2021, respectively.

The Company has a Term Loan facility (the "Poland Term Loan") through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At May 31, 2022, PLN 161.9 million, or $37.9 million, was outstanding, compared to the maximum amount available under the facility, PLN 190.5 million, or $49.7 million, which was outstanding as of August 31, 2021.

The Company also has credit facilities in Poland through its subsidiary, CMCP. At May 31, 2022 and August 31, 2021, CMCP's credit facilities totaled PLN 300.0 million, or $70.3 million and $78.3 million, respectively. There were no amounts outstanding under these facilities as of May 31, 2022 or August 31, 2021. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $0.9 million and $5.7 million at May 31, 2022 and August 31, 2021, respectively.

Accounts Receivable Facilities

The Company had no advance payments outstanding under its U.S. trade accounts receivable facility at May 31, 2022 or August 31, 2021.

The Poland accounts receivable facility had a limit of PLN 288.0 million, or $67.5 million, at May 31, 2022. The Company had PLN 267.4 million, or $62.6 million, advance payments outstanding under the Poland accounts receivable facility at May 31, 2022, compared to PLN 101.7 million, or $26.6 million, advance payments outstanding at August 31, 2021.

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

At May 31, 2022, the notional values of the Company's foreign currency and commodity contract commitments were $377.2 million and $228.8 million, respectively. At August 31, 2021, the notional values of the Company's foreign currency and commodity contract commitments were $389.5 million and $213.4 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at May 31, 2022:

Commodity	Long/Short	Total
Aluminum	Long	3,300	MT
Aluminum	Short	1,525	MT
Copper	Long	975	MT
Copper	Short	8,482	MT
Electricity	Long	1,717,000	MW(h)
Natural Gas	Long	4,870,250	MMBtu
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

		Three Months Ended May 31,		Nine Months Ended May 31,
Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)	Primary Location	2022	2021	2022	2021
Commodity	Cost of goods sold	$2,042	$(7,921)	$2,574	$(24,535)
Foreign exchange	SG&A expenses	6,157	1,915	(2,886)	75

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Loss (in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Commodity	$25,920	$12,167	$81,285	$20,971

The Company's natural gas and electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to May 2025 and December 2030, respectively. Included in the AOCI balance as of May 31, 2022 was an estimated net gain of $16.1 million from cash flow hedging instruments that is expected to be reclassified into earnings within the next twelve months. See Note 11, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	May 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$318,095	$318,095	$—	$—
Commodity derivative assets (2)	109,225	15,905	—	93,320
Foreign exchange derivative assets (2)	5,998	—	5,998	—
Liabilities:
Commodity derivative liabilities (2)	1,305	1,305	—	—
Foreign exchange derivative liabilities (2)	3,568	—	3,568	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$441,297	$441,297	$—	$—
Commodity derivative assets (2)	27,323	910	—	26,413
Foreign exchange derivative assets (2)	2,537	—	2,537	—
Liabilities:
Commodity derivative liabilities (2)	1,352	1,352	—	—
Foreign exchange derivative liabilities (2)	1,880	—	1,880	—
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

The fair value estimate of the Level 3 commodity derivative is based on an internally developed discounted cash flow model primarily utilizing unobservable inputs for which there is little or no market data. The Company forecasts future energy rates using a range of historical prices ("floating rate"). The floating rate is the only significant unobservable input used in the Company's discounted cash flow model. The following table summarizes the floating rate used to measure the fair value of the commodity derivative at May 31, 2022 and 2021:

	Floating rate (PLN)
May 31,	Low	High	Average
2022	343.25	815.64	539.32
2021	217.38	296.36	251.10

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivative recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time causes volatility in the fair value estimate and is the primary reason for unrealized gains included in other comprehensive income ("OCI") in the three and nine months ended May 31, 2022 and 2021.

(in thousands)	Three Months Ended May 31, 2022
Balance, March 1, 2022	$78,879
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	19,201
Reclassification for gain included in net earnings (2)	(4,760)
Balance, May 31, 2022	$93,320

(in thousands)	Nine Months Ended May 31, 2022
Balance, September 1, 2021	$26,413
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	81,039
Reclassification for gain included in net earnings (2)	(14,132)
Balance, May 31, 2022	$93,320

(in thousands)	Three Months Ended May 31, 2021
Balance, March 1, 2021	$(4,285)
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	15,459
Reclassification for gain included in net earnings (2)	(693)
Balance, May 31, 2021	$10,481

(in thousands)	Nine Months Ended May 31, 2021
Balance, September 1, 2020	$(15,007)
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	26,434
Reclassification for gain included in net earnings (2)	(946)
Balance, May 31, 2021	$10,481
________________
(1)    Unrealized holding gains, less amounts reclassified, are included in OCI in the condensed consolidated statements of comprehensive income.
(2)    Gains included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

There were no material, non-recurring fair value remeasurements during the three and nine months ended May 31, 2022 or 2021.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value in the condensed consolidated balance sheets were as follows:

		May 31, 2022		August 31, 2021
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2032 Notes (1)	Level 2	$300,000	$264,993	$—	$—
2031 Notes (1)	Level 2	300,000	261,390	300,000	306,279
2030 Notes (1)	Level 2	300,000	271,815	—	—
2027 Notes (1)	Level 2	—	—	300,000	316,839
2023 Notes (1)	Level 2	330,000	333,736	330,000	348,071
Series 2022 Bonds, due 2047 (1)	Level 2	145,060	126,778	—	—
Poland Term Loan (2)	Level 2	37,923	37,923	49,726	49,726
Short-term borrowings (2)	Level 2	62,627	62,627	26,560	26,560
_________________
(1) The fair values of the notes and the Series 2022 Bonds were determined based on indicated market values.
(2) The Poland Term Loan and short-term borrowings contain variable interest rates, and as a result, the carrying values approximate fair value.
NOTE 12. STOCK-BASED COMPENSATION PLANS

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

During the nine months ended May 31, 2022 and 2021, the Company granted the following awards under its stock-based compensation plans:

	May 31, 2022		May 31, 2021
(in thousands, except share and per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,467	$28.16	1,512	$20.51
Liability method	261	N/A	324	N/A

The Company recorded immaterial mark-to-market adjustments on liability awards for the three and nine months ended May 31, 2022, and recorded expense of $3.2 million and $5.0 million for the three and nine months in the corresponding periods. At May 31, 2022, the Company had outstanding 591,483 equivalent shares accounted for under the liability method. The Company expects 561,908 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in selling, general and administrative expenses in the Company's condensed consolidated statements of earnings:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2022	2021	2022	2021
Stock-based compensation expense	$11,986	$13,800	$37,856	$35,558

NOTE 13. EMPLOYEES' RETIREMENT PLANS

Following the acquisition of Tensar, the Company assumed the TGL Pension Plan in the United Kingdom ("U.K.") ("U.K. Pension Plan"), a defined benefit pension plan. The U.K. Pension Plan provides retirement benefit payments for participating retired employees and their spouses, and was closed to new entrants prior to the acquisition. The Company’s funding policy for the U.K. Pension Plan is to contribute annually the amount necessary to provide for benefits based on accrued service and to contribute at least the minimum required by applicable regulations.

See Note 14, Employees' Retirement Plans, to the consolidated financial statements in the 2021 Form 10-K for information on the Company's other defined benefit pension plan and defined contribution retirement plan.

Net periodic benefit costs for the Company's defined benefit plans are recorded in selling, general and administrative expenses within the condensed consolidated statements of earnings. Net periodic pension expense was immaterial for the three and nine months ended May 31, 2022 and 2021.
NOTE 14. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed based on the weighted average shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average shares of common stock plus the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based incentive awards and shares purchased by employees through participation in the Company's employee stock purchase plan.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share and per share data)	2022	2021	2022	2021
Net earnings	$312,429	$130,408	$928,632	$260,552

Average basic shares outstanding	121,247,105	120,613,652	121,277,553	120,241,579
Effect of dilutive securities	1,552,764	1,580,003	1,649,738	1,610,565
Average diluted shares outstanding	122,799,869	122,193,655	122,927,291	121,852,144

Earnings per share:
Basic	$2.58	$1.08	$7.66	$2.17
Diluted	$2.54	$1.07	$7.55	$2.14

Anti-dilutive shares not included above were immaterial for all periods presented.

Restricted stock is included in the number of shares of common stock issued and outstanding, but omitted from the basic EPS calculation until the shares vest.
In October 2021, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $350.0 million of shares of common stock. During the three and nine months ended May 31, 2022, the Company repurchased 1,006,387 and 1,501,387 shares of CMC common stock, respectively, at an average purchase price of $38.34 and $37.02 per share, respectively. CMC had remaining authorization to repurchase $294.4 million of shares of common stock at May 31, 2022.
NOTE 15. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. At May 31, 2022 and August 31, 2021, the amounts accrued for cleanup and remediation costs at certain sites in response to statutes enforced by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $3.4 million and $7.1 million at May 31, 2022 and August 31, 2021, respectively, of which $2.2 million and $2.3 million were classified as other long-term liabilities at May 31, 2022 and August 31, 2021, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

NOTE 16. BUSINESS SEGMENTS

The Company structures its business into two reportable segments: North America and Europe. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2021 Form 10-K and Note 2, Acquisition, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's Benefit Restoration Plan assets and short-term investments, expenses of the Company's corporate headquarters, interest expense related to its long-term debt and intercompany eliminations.

The following is a summary of certain financial information by reportable segment and Corporate and Other:

	Three Months Ended May 31, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$2,033,150	$484,564	$(1,987)	$2,515,727
Adjusted EBITDA	379,355	120,974	(35,049)	465,280

	Nine Months Ended May 31, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$5,300,996	$1,209,378	$(3,958)	$6,506,416
Adjusted EBITDA	1,183,342	281,955	(121,876)	1,343,421
Total assets at May 31, 2022	4,297,473	1,164,918	641,311	6,103,702

	Three Months Ended May 31, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$1,558,068	$284,107	$2,866	$1,845,041
Adjusted EBITDA	207,330	50,005	(36,214)	221,121

	Nine Months Ended May 31, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$4,010,567	$680,769	$7,778	$4,699,114
Adjusted EBITDA	534,576	80,582	(108,671)	506,487
Total assets at August 31, 2021	3,221,465	729,766	687,440	4,638,671

The following table presents a reconciliation of net earnings to adjusted EBITDA:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2022	2021	2022	2021
Net earnings	$312,429	$130,408	$928,632	$260,552
Interest expense	13,433	11,965	36,479	40,245
Income taxes	92,590	38,175	247,894	80,709
Depreciation and amortization	43,583	41,804	125,943	125,176
Asset impairments	3,245	277	4,473	4,345
Amortization of acquired unfavorable contract backlog	—	(1,508)	—	(4,540)
Adjusted EBITDA	$465,280	$221,121	$1,343,421	$506,487

Disaggregation of Revenue

The following tables display revenue by reportable segment and Corporate and Other from external customers, disaggregated by major product. Construction-related solutions represents sales of ground stabilization and soil reinforcement solutions and sales from our Construction Services business, which sells and rents construction-related products and equipment to concrete installers and other companies in the construction industry:

	Three Months Ended May 31, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$435,171	$7,406	$—	$442,577
Steel products	851,762	367,810	—	1,219,572
Downstream products	587,568	88,667	—	676,235
Construction-related solutions	121,285	9,481	—	130,766
Other	37,356	10,641	(1,420)	46,577
Net sales from external customers	2,033,142	484,005	(1,420)	2,515,727
Intersegment net sales, eliminated on consolidation	8	559	(567)	—
Net sales	$2,033,150	$484,564	$(1,987)	$2,515,727

	Nine Months Ended May 31, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$1,155,204	$20,230	$—	$1,175,434
Steel products	2,192,851	931,369	—	3,124,220
Downstream products	1,561,717	218,280	—	1,779,997
Construction-related solutions	287,422	9,481	—	296,903
Other	103,794	28,556	(2,488)	129,862
Net sales from external customers	5,300,988	1,207,916	(2,488)	6,506,416
Intersegment net sales, eliminated on consolidation	8	1,462	(1,470)	—
Net sales	$5,300,996	$1,209,378	$(3,958)	$6,506,416

	Three Months Ended May 31, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$346,614	$5,904	$—	$352,518
Steel products	626,084	215,088	—	841,172
Downstream products	475,714	56,444	—	532,158
Construction-related solutions	77,549	—	—	77,549
Other	32,107	6,277	3,260	41,644
Net sales from external customers	1,558,068	283,713	3,260	1,845,041
Intersegment net sales, eliminated on consolidation	—	394	(394)	—
Net sales	$1,558,068	$284,107	$2,866	$1,845,041

	Nine Months Ended May 31, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$811,863	$13,509	$—	$825,372
Steel products	1,597,942	524,025	—	2,121,967
Downstream products	1,313,140	124,679	—	1,437,819
Construction-related solutions	205,548	—	—	205,548
Other	82,074	17,244	9,090	108,408
Net sales from external customers	4,010,567	679,457	9,090	4,699,114
Intersegment net sales, eliminated on consolidation	—	1,312	(1,312)	—
Net sales	$4,010,567	$680,769	$7,778	$4,699,114
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

Any reference in this Form 10-Q to the "corresponding period" relates to the relevant three or nine month period ended May 31, 2021.

BUSINESS CONDITIONS

Acquisition

On April 25, 2022 (the "Acquisition Date"), the Company completed the acquisition of TAC Acquisition Corp. ("Tensar") for approximately $550 million, net of cash acquired. Through its patented foundation systems, Tensar produces ground stabilization and soil reinforcement solutions that complement the Company’s existing concrete reinforcement product lines. End customers for these products include commercial, industrial and residential site developers, mining and oil and gas companies, transportation authorities, coastal and waterway authorities and waste management companies. The acquired operations within North America are presented within our North America reportable segment and the remaining acquired operations are presented within our Europe reportable segment. See Note 2, Acquisition, for more information about the Tensar acquisition.

Russian Invasion of Ukraine

The Russian invasion of Ukraine has not had a direct material adverse impact on our business, financial condition or results of operations during the nine months ended May 31, 2022. Our Europe segment identified alternate sources for a limited number of materials previously procured through Russia and has not had an interruption in energy supply; therefore, we do not believe there will be resulting disruptions in supply that would impede production meeting demand. However, we will continue to monitor the indirect effects on our operations of inflationary pressures, foreign exchange rate fluctuations, commodity pricing, potential cybersecurity risks and sanctions resulting from the invasion.

COVID-19

The impact of the COVID-19 pandemic ("COVID-19" or "pandemic") on our operations was limited during the nine months ended May 31, 2022 and 2021. We continue to evaluate the nature and extent of future impacts of the evolving pandemic on our operations and are complying with applicable U.S. federal, state and local law and considering relevant guidance, including the guidelines of the U.S. Centers for Disease Control and other authorities, to prioritize the health and safety of our employees, families, suppliers, customers and communities. Given the dynamic and uncertain nature and duration of the pandemic, we cannot reasonably estimate the long-term impact of COVID-19 on our business, results of operations and overall financial performance at this time.

See Part I, Item 1A, Risk Factors, of our 2021 Form 10-K and Part II, Item 1A, Risk Factors of this Form 10-Q for further discussion related to the above business conditions.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Form 10-K.

RESULTS OF OPERATIONS SUMMARY

Business Overview

As a vertically integrated organization, we manufacture, recycle and fabricate steel and metal products and provide related materials and services through a network of facilities that includes seven electric arc furnace ("EAF") mini mills, two EAF micro mills, one rerolling mill, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the United States and Poland. Through our Tensar division, we are a leading global provider of innovative ground and soil stabilization solutions selling into more than 80 national markets through its two major product lines: Tensar® geogrids and Geopier® foundation systems. Our operations are conducted through two reportable segments: North America and Europe.

When considering our results for the period, we evaluate our operating performance by comparing net sales, in the aggregate and for both of our segments, in the current period to net sales in the corresponding period. In doing so, we focus on changes in average selling price per ton and tons shipped for each of our vertically integrated product categories (raw materials, steel products and downstream products) as these are the two variables that typically have the greatest impact on our results of operations. Raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant and other steel products, such as billets and wire rod, and downstream products include fabricated rebar and steel fence post.

Key Performance Indicators

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our segments. Adjusted EBITDA is the sum of the Company's earnings before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in steel products metal margin and downstream products margin over scrap costs period-over-period are consistent areas of focus for our Company and industry. Steel products metal margin and downstream products margin over scrap costs are metrics used by management to monitor the results of our vertically integrated organization. Steel products metal margin is the difference between the average selling price per ton of rebar, merchant and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices due to competitive pressures on prices. Downstream products margin over scrap costs is the difference between the average selling price per ton of fabricated rebar and steel fence post products and the scrap input costs to produce these products. The majority of our downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

Financial Results Overview

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$2,515,727	$1,845,041	$6,506,416	$4,699,114
Net earnings	312,429	130,408	928,632	260,552
Diluted earnings per share	$2.54	$1.07	$7.55	$2.14

Net sales for the three and nine months ended May 31, 2022 increased $670.7 million, or 36%, and $1.8 billion, or 38%, respectively, compared to the corresponding periods. The growth in net sales is largely attributable to rising selling prices across all major product lines in both of our segments for the three and nine months ended May 31, 2022, compared to the corresponding periods. Continued strong demand from robust construction activity in all of our North America and Europe end-use markets was the primary driver for the increase in average selling prices.

During the three and nine months ended May 31, 2022, we achieved net earnings of $312.4 million and $928.6 million, respectively. Included in net earnings during the nine months ended May 31, 2022 was a $273.3 million gain on the sale of the Rancho Cucamonga facilities. See Note 3, Changes in Business, for more information on the sale of the Rancho Cucamonga facilities. Net earnings, less the gain on the sale of the Rancho Cucamonga facilities in the year-to-date period, increased 140% and 152% during the three and nine months ended May 31, 2022, respectively, compared to the corresponding periods. These increases were driven by the significant expansion of steel products metal margin per ton in both of our segments and raw materials margin over purchase cost per ton in our North America segment. Selling prices for steel products and raw materials outpaced the rising input costs of ferrous scrap utilized in our steel mill operations and the price paid to purchase ferrous and nonferrous scrap in our scrap metal recycling operations, as well as increases in the cost of freight, energy and other steelmaking inputs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.2 million and $22.2 million for the three and nine months ended May 31, 2022, respectively, compared to the corresponding periods. Contributing to the increases in both periods were $11.4 million of selling, general and administrative expenses from Tensar's operations and $4.5 million and $7.6 million of acquisition and integration expenses in the three and nine months ended May 31, 2022, respectively, with no such expenses in the corresponding periods. Partially offsetting the aforementioned increases in selling, general and administrative expenses during the three months ended May 31, 2022 was a $6.4 million decrease in quarter-over-quarter labor-related expenses and $5.2 million of reduced expenses resulting from lower benefit restoration plan ("BRP") liabilities at May 31, 2022, compared to the corresponding period. The remaining change in selling, general and administrative expenses during the nine months ended May 31, 2022 was a result of many factors, including $6.1 million of increased labor-related expenses, $3.6 million of increased travel-related costs and $12.5 million of reduced expenses resulting from lower BRP liabilities at May 31, 2022, compared to the corresponding period.

Interest Expense

Interest expense remained relatively flat during the three months ended May 31, 2022, compared to the corresponding period, and decreased by $3.8 million during the nine months ended May 31, 2022, compared to the corresponding period. Capitalized interest was $3.6 million and $7.8 million during the three and nine months ended May 31, 2022, respectively, compared to $0.7 million and $1.8 million during the corresponding periods, respectively. The increase in capitalized interest was due to the Company's third micro mill, which is under construction in Mesa, Arizona. Offsetting the impact of increased capitalized interest was an increase in long-term debt interest expense of $4.3 million and $2.3 million during the three and nine months ended May 31, 2022, respectively, compared to the corresponding periods, due to the additional long-term debt outstanding at May 31, 2022 compared to May 31, 2021.

Income Taxes

The effective income tax rates for the three and nine months ended May 31, 2022 were 22.9% and 21.1%, respectively, compared to 22.6% and 23.7% in the corresponding periods. The effective income tax rate remained relatively flat for the three months ended May 31, 2022 when compared with the corresponding period. The decrease for the nine months ended May 31, 2022 is primarily due to the recognition of a capital loss on a tax restructuring transaction during the first quarter of fiscal 2022.

SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are calculated before income taxes. See Note 16, Business Segments, for more information. The operational data presented in the tables below by product category reflects activity from sales of raw materials, steel products and downstream products, as applicable, which comprise the majority of sales in North America and Europe. The data is calculated using averages and therefore, it is not meaningful to quantify the effect that any individual metric had on the segment's net sales or adjusted EBITDA.

North America

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2022	2021	2022	2021
Net sales	$2,033,150	$1,558,068	$5,300,996	$4,010,567
Adjusted EBITDA	379,355	207,330	1,183,342	534,576

External tons shipped (in thousands)
Raw materials	353	368	1,016	1,000
Rebar	505	500	1,354	1,458
Merchant and other	274	289	776	821
Steel products	779	789	2,130	2,279
Downstream products	399	408	1,126	1,122

Average selling price (per ton)
Raw materials	$1,207	$949	$1,116	$813
Steel products	1,110	794	1,045	702
Downstream products	1,244	963	1,168	943

Cost of raw materials per ton	$908	$697	$837	$597
Cost of ferrous scrap utilized per ton	472	369	446	327
Steel products metal margin per ton	638	425	599	375

Net sales for the three and nine months ended May 31, 2022 increased $475.1 million, or 30%, and $1.3 billion, or 32%, respectively, compared to the corresponding periods. These results benefited from increased selling prices of 27% for raw materials, 40% for steel products and 29% for downstream products during the three months ended May 31, 2022, compared to the corresponding period. Similarly, during the nine months ended May 31, 2022, average selling prices rose 37% for raw materials, 49% for steel products and 24% for downstream products, compared to the corresponding period. The period-over-period increases in average selling prices were primarily a result of a rising scrap price environment and strong demand across all of our end-use markets. Volumes remained relatively flat during both the three and nine months ended May 31, 2022, compared to the corresponding periods, as the strong demand was offset in part by the impacts of constrained labor at construction sites in certain geographies and planned maintenance activities at certain of our facilities.

Adjusted EBITDA for the three and nine months ended May 31, 2022 increased $172.0 million, or 83%, and $648.8 million, or 121%, respectively, compared to the corresponding periods. Included in adjusted EBITDA during the nine months ended May 31, 2022 was a $273.3 million gain on the sale of the Rancho Cucamonga facilities. The remaining growth in adjusted EBITDA during the three and nine months ended May 31, 2022 was primarily due to expansion of steel products metal margin per ton and raw materials margin over purchase cost per ton, compared to the corresponding periods. Although ferrous and nonferrous scrap prices increased and inflationary pressures caused an increase in the cost of freight, energy and other steelmaking inputs, the average selling price for steel products and raw materials increased at a greater rate year-over-year. Adjusted EBITDA included non-cash stock compensation expense of $3.8 million and $10.5 million for the three and nine months ended May 31, 2022, respectively, and $3.4 million and $10.5 million for the corresponding periods.

Europe

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2022	2021	2022	2021
Net sales	$484,564	$284,107	$1,209,378	$680,769
Adjusted EBITDA	120,974	50,005	281,955	80,582

External tons shipped (in thousands)
Rebar	170	141	445	347
Merchant and other	306	263	846	807
Steel products	476	404	1,291	1,154

Average selling price (per ton)
Steel products	$967	$664	$898	$552

Cost of ferrous scrap utilized per ton	$530	$376	$472	$324
Steel products metal margin per ton	437	288	426	228

Net sales for the three and nine months ended May 31, 2022 increased $200.5 million, or 71%, and $528.6 million, or 78%, respectively, compared to the corresponding periods. The increases were driven largely by the increases in steel products average selling prices of $303 per ton, or 46%, and $346 per ton, or 63%, during the three and nine months ended May 31, 2022, respectively, compared to the corresponding periods. Increased demand for steel products from both construction and industrial end markets supported the increases in average selling prices, as well as the increases in shipments of steel products of 18% and 12% during the three and nine months ended May 31, 2022, respectively, compared to the corresponding periods. Along with the increased capacity from our third rolling line in Poland, which was commissioned in late 2021, steel products supply disruptions across Europe caused by the Russian invasion of Ukraine contributed to the increase in shipment volumes in the three and nine months ended May 31, 2022. Net sales for the three and nine months ended May 31, 2022 were impacted by unfavorable foreign currency translation adjustments of $66.9 million and $115.6 million, respectively, due to the increase in the average value of the U.S. dollar relative to the Polish zloty, compared to favorable foreign currency translation adjustments of $22.6 million and $35.6 million, respectively, during the corresponding periods.

Adjusted EBITDA for the three and nine months ended May 31, 2022 increased $71.0 million, or 142%, and $201.4 million, or 250%, compared to the corresponding periods. The primary drivers of the increases in adjusted EBITDA were the expansion in steel products metal margin per ton, which increased 52% and 87%, respectively, during the three and nine months ended May 31, 2022, compared to the corresponding periods, and the volume increases mentioned above. The increases in steel products metal margin per ton were supplemented by additional increases on margins of fabricated rebar and wire mesh. During the three and nine months ended May 31, 2022, the cost of ferrous scrap utilized per ton increased 41% and 46%, respectively, compared to the corresponding periods, and inflationary pressures caused increases in the cost of freight, energy and other steelmaking inputs. However, the growth in average selling prices for steel products outpaced these increased costs in each period. Also offsetting the increased costs were realized gains of $4.8 million and $14.1 million during the three and nine months ended May 31, 2022, respectively, from an energy derivative designated as a cash flow hedging instrument, compared to immaterial gains recorded in the corresponding periods. Additionally, in the first quarter of 2022, we received a $15.5 million energy credit that was recorded as a reduction to cost of goods sold, with no similar credit received in the corresponding period. Adjusted EBITDA for the three and nine months ended May 31, 2022 included unfavorable foreign currency exchange rate impacts of $17.2 million and $27.5 million, respectively, compared to favorable foreign currency translation adjustments of $4.1 million and $5.1 million, respectively, during the corresponding periods. Adjusted EBITDA included non-cash stock compensation expense of $0.5 million and $3.1 million for the three and nine months ended May 31, 2022, respectively, and $0.8 million and $2.2 million, respectively, during the corresponding periods.

Corporate and Other

Corporate and Other reported adjusted EBITDA loss of $35.0 million and $121.9 million for the three and nine months ended May 31, 2022, respectively, compared to $36.2 million and $108.7 million, respectively, in the corresponding periods. While quarter-over-quarter results remained flat, the increase in the adjusted EBITDA loss during the nine months ended May 31, 2022 was primarily due to $7.6 million of year-to-date acquisition and integration expenses associated with the acquisition of Tensar, with no such costs in the corresponding period, and $8.7 million of additional labor-related expenses, compared to the corresponding period. Additionally, adjusted EBITDA included non-cash stock compensation expense of $7.7 million and $24.3 million for the three and nine months ended May 31, 2022, respectively, compared to $9.6 million and $22.9 million for the corresponding periods.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities are our principal sources of liquidity and result primarily from sales of raw materials, steel products, downstream products and related materials and services, as described in Part I, Item 1, Business, of our 2021 Form 10-K and Note 2, Acquisition. We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We record allowances for the accounts receivable we estimate will not be collected based on market conditions, customers' financial condition and other factors. Historically, these allowances have not been material. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 17% of total trade receivables at May 31, 2022.

We use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 10, Derivatives, for further information.

The table below reflects our sources, facilities and availability of liquidity at May 31, 2022. See Note 9, Credit Arrangements, for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$410,265	$410,265
Notes due from 2023 to 2032	1,230,000	*
Revolver	400,000	398,604
U.S. accounts receivable facility	150,000	150,000
Series 2022 Bonds, due 2047 **	145,060	—
Poland credit facilities	70,269	69,371
Poland accounts receivable facility	67,458	4,831
Poland Term Loan	37,923	—
Other	4,258	1,511
_________________
*We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.
**See Note 9, Credit Arrangements, for additional information regarding the restrictions on the proceeds from the Series 2022 Bonds.

We are continually reviewing our capital resources to determine whether we can meet our short and long-term goals. We anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, repay current maturities of long-term debt, pay dividends and opportunistically repurchase shares for at least the next twelve months. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future is sufficient.

As of May 31, 2022 and August 31, 2021, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Operating Activities
Net cash flows from operating activities were $241.7 million for the nine months ended May 31, 2022, compared to net cash flows from operating activities of $94.2 million for the nine months ended May 31, 2021. Net earnings increased by $668.1 million year-over-year, including an increase in net gain on disposals of assets and other of $266.7 million, primarily attributable to the sale of the Rancho Cucamonga facilities. This increase in net cash flows from operating activities was offset by a $343.4 million year-over-year net increase in cash used by operating assets and liabilities ("working capital"). The increase in cash used by working capital was due in part to rising scrap prices and greater inventory levels, which corresponded with an increase in accounts payable, accrued expenses and other payables in the nine months ended May 31, 2022, compared to the corresponding period. Additionally, the growth in sales period-over-period led to a rise in accounts receivable during the nine months ended May 31, 2022, compared to the corresponding period. Operating working capital days, which represents the number of days to convert accounts receivable and inventory, less accounts payable, into net sales, rose one day year-over-year.

Investing Activities
Net cash flows used by investing activities were $528.7 million for the nine months ended May 31, 2022, compared to net cash flows used by investing activities of $104.0 million for the nine months ended May 31, 2021. The $424.7 million increase in net cash flows used by investing activities was primarily caused by the acquisition of Tensar for a cash purchase price of approximately $550 million, net of cash acquired. See Note 2, Acquisition, for more information about the acquisition. Additionally, net cash flows used by investing activities rose due to increased capital expenditures from the construction of our third micro mill located in Mesa, Arizona. These cash outflows were offset in part by proceeds from the sale of the Rancho Cucamonga facilities. See Note 3, Changes in Business, for more information on the sale of the Rancho Cucamonga facilities.

We estimate that our 2022 capital spending will range from $475 million to $500 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

In addition, in January 2022, we announced the plan to construct a fourth micro mill geographically situated primarily to serve the Northeast, Mid-Atlantic and Mid-Western United States markets. Following the site selection and receipt of state and local incentives, permitting and other necessary approvals, the construction of the planned mill is expected to take roughly two years.

Financing Activities
Net cash flows from financing activities were $324.3 million for the nine months ended May 31, 2022, compared to net cash flows used by financing activities of $88.2 million for the nine months ended May 31, 2021. The $412.4 million increase in net cash flows from financing activities was a result of many actions, including net proceeds from long-term debt of $420.7 million during the nine months ended May 31, 2022, compared to net long-term debt repayments of $52.7 million during the nine months ended May 31, 2021. Net borrowings under our accounts receivable facilities increased $9.4 million during the nine months ended May 31, 2022, compared to the corresponding period. See Note 9, Credit Arrangements, for more information regarding our credit arrangements. Partially offsetting these cash flows from financing activities were $55.6 million of treasury stock repurchased under the share repurchase program, $7.7 million in increased dividend payments and a $6.3 million increase attributable to stock issued under incentive and purchase plans, net of forfeitures. See Note 14, Stockholders' Equity and Earnings per Share, for more information on the share repurchase program.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 9, Credit Arrangements, for more information regarding scheduled maturities of our long-term debt. See Note 8, Leases, for additional information on leases.
Our undiscounted purchase obligations due in the twelve months following May 31, 2022 and August 31, 2021 were $897.9 million and $638.5 million, respectively, with $170.3 million and $228.0 million due thereafter, respectively. The increase in short-term purchase obligations was primarily due to construction of our third micro mill in Mesa, Arizona, purchases of inventory and other planned maintenance and capital expenditures in connection with normal business operations. The decrease in long-term purchase obligations is a result of a decrease in commitments for commodities used in operations, such as electrodes and natural gas, and certain capital expenditure obligations for the construction of our third micro mill which were fulfilled during the nine months ended May 31, 2022.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At May 31, 2022, we had committed $21.5 million under these arrangements, of which $1.4 million reduced availability under the Revolver.
CONTINGENCIES

We may incur settlements, fines, penalties or judgments due to our involvement in litigation, administrative proceedings and governmental investigations, including environmental matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when we believe a material loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will materially affect, individually or in the aggregate, our results of operations, cash flows or financial condition. See Note 15, Commitments and Contingencies, for more information.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the impact of the Russian invasion of Ukraine, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by acquisitions and strategic investments, demand for our products, metal margins, the effect of COVID-19 and related governmental and economic responses thereto, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, share repurchases, legal proceedings, the undistributed earnings of our non-U.S. subsidiaries, U.S. non-residential construction activity, international trade, capital expenditures, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the timeline for execution of our growth plan, and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans, or intentions.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors, of our 2021 Form 10-K and Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q, as well as the following:

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended May 31, 2022, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $12.3 million, or 3%, compared to August 31, 2021. This decrease was primarily due to forward contracts denominated in Polish zloty with a U.S. dollar functional currency, which decreased $122.6 million, partially offset by forward contracts denominated in euros with a Polish zloty functional currency, which increased $112.0 million compared to August 31, 2021.

There were no other material changes to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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
Changes in Internal Control over Financial Reporting

Except for the acquisition of Tensar as described below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended May 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 25, 2022, we completed the acquisition of Tensar. Tensar represented approximately 1% of the Company's net sales during the three months ended May 31, 2022 and 11% of total assets as of May 31, 2022. We are currently integrating Tensar into our operations and internal control processes. Pursuant to the Securities and Exchange Commission's guidance that an assessment of an acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, we excluded Tensar from the scope of our assessment of our internal controls over financial reporting as of May 31, 2022.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For information regarding our legal proceedings, refer to Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Form 10-Q.

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

Following the Tensar acquisition, we may be subject to new and increased business and economic risks.

In connection with the Tensar acquisition, we expanded our scope of products and acquired international manufacturing facilities in new geographical territories where we have limited experience in owning and operating assets. As a result, this expansion poses new risks and uncertainties and increases our exposure to certain existing risks and uncertainties. The failure to meet the challenges involved in operating and integrating the Tensar business and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, made by the Company or any affiliated purchasers during the quarter ended May 31, 2022.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
March 1, 2022 - March 31, 2022	126,800	$40.16	126,800	$327,907,153
April 1, 2022 - April 30, 2022	122,256	42.15	122,256	322,754,443
May 1, 2022 - May 31, 2022	757,331	37.42	757,331	294,411,671
	1,006,387		1,006,387
_________________
(1) On October 13, 2021, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 14, Stockholders' Equity and Earnings per Share, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

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

COMMERCIAL METALS COMPANY

June 22, 2022	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)