Form 10-K
period 2022-08-31
COMMERCIAL METALS Co
filed 2022-10-13
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the Company's common stock on February 28, 2022 held by non-affiliates of the registrant based on the closing price per share on February 28, 2022 on the New York Stock Exchange was approximately $4.6 billion.
As of October 12, 2022, 117,342,698 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part III.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (hereinafter referred to as the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties and other factors. For a discussion of important factors that could cause our results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements, please refer to Item 1A, Risk Factors and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

OVERVIEW

Founded in 1915 as a single scrap yard in Dallas, Texas, Commercial Metals Company ("CMC") and its subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and fabricate steel and metal products and provide related materials and services through a network of facilities that includes seven electric arc furnace ("EAF") mini mills, two EAF micro mills, one rerolling mill, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the United States ("U.S.") and Poland. Through our Tensar operations, we are a leading global provider of innovative ground and soil stabilization solutions selling into more than 80 national markets through two major product lines: Tensar® geogrids and Geopier® foundation systems. Our operations are conducted through two operating and reportable segments: North America and Europe.

We provide differentiating value for our customers through our industry-leading customer service with a low cost, high-quality production process, and operate under the guiding principles of placing the customer at the core of all we do, staying committed to our employees, giving back to our communities and creating value for our investors. From our inception, our steel production business model has been strategically built on sustainable principles, including recycling metals, manufacturing products from approximately 98% recycled material using energy-efficient technology and employing closed-loop water recycling processes.

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

Business Developments

The following business developments summarize our recent strategic acquisitions and capital expenditures that we expect will strategically position us for long-term growth in new and existing customer markets.

Tensar Acquisition

On April 25, 2022 (the "Acquisition Date"), we completed the acquisition of TAC Acquisition Corp. ("Tensar") for approximately $550 million, net of cash acquired. Through its patented foundation systems, Tensar produces ground stabilization and soil reinforcement solutions that complement our existing concrete reinforcement product lines and broaden our ability to address multiple early phases of commercial and infrastructure construction, including subgrade, foundation and structures. End customers for these products include commercial, industrial and residential site developers, mining and oil and gas companies, transportation authorities, coastal and waterway authorities and waste management companies. The acquired operations within North America are presented within our North America reportable segment and the remaining acquired operations are presented within our Europe reportable segment. For further details, refer to Note 2, Acquisition, in Part II, Item 8 of this Annual Report.

Capital Expenditures

In January 2022, we announced the plan to construct a fourth micro mill geographically situated with the intention of primarily serving the Northeast, Mid-Atlantic and Mid-Western U.S. markets. This new micro mill will enhance our steel production capabilities in the U.S. and create meaningful synergies within our existing network of mills and downstream fabrication plants. Following site selection, permitting and other necessary approvals, the construction and commissioning of the planned micro mill is expected to take roughly two years.

In July 2021, we completed the construction of and commissioned a third rolling line at our mini mill in Poland. The third rolling line takes advantage of historical excess melting capacity in Poland, expands our overall rolling capacity and allows the rolling lines to now operate independently for each steel product produced by the mini mill (rebar, merchant bar and wire rod).

In August 2020, we announced the construction of a third micro mill. We believe this micro mill will be the first in the world with the capability to produce merchant bar quality products through a continuous production process and will employ the latest technology in EAF power supply systems which will allow us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. The new facility, located in Mesa, Arizona, will replace the rebar capacity at our Rancho Cucamonga, California mill, which was sold during 2022, and will allow us to meet West Coast demand for steel products more efficiently. We began construction of the third micro mill in 2021 and expect this micro mill to be commissioned in calendar 2023. For further details on the sale of the Rancho Cucamonga, California mill, refer to Note 3, Changes in Business, in Part II, Item 8 of this Annual Report.

Segments

The following chart summarizes net sales by major product category for each segment:

Consolidated Net Sales
2022
17%
33%
25%
7%
14%
4%
2021
17%
34%
27%
6%
12%
4%
2020
13%
32%
35%
7%
10%
3%
North America raw materials
North America steel products
North America downstream products
North America other
Europe steel products
Europe other

NORTH AMERICA SEGMENT

Our North America segment is composed primarily of a vertically integrated network of recycling facilities, steel mills and fabrication operations. Our strategy in North America is to optimize our vertically integrated value chain to maximize profitability while providing industry-leading customer service. To execute our strategy, we seek to (i) obtain inputs at the lowest possible cost, including materials procured from our recycling facilities, which are operated to provide low-cost scrap to our steel mills, (ii) operate modern, efficient EAF steel mills and (iii) enhance operational efficiency by utilizing our fabrication operations to optimize our steel mill volumes and obtain the highest possible selling prices to maximize metal margin. We strive to maximize cash flow generation through increased productivity, high-capacity utilization and optimal product mix. To remain competitive, we regularly make substantial capital expenditures. We have invested approximately 92%, 73% and 68% of total capital expenditures in our North America segment during 2022, 2021 and 2020, respectively. For logistics, we utilize a fleet of trucks we own or lease as well as private haulers, railcars, export containers and barges.

Our 38 scrap metal recycling facilities, primarily located in the Southeast and Central U.S., process ferrous and nonferrous scrap metals. These facilities purchase processed and unprocessed ferrous and nonferrous metals from a variety of sources including manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, shipyards, demolition businesses, automobile salvage firms, wrecking companies and retail individuals. Our recycling facilities utilize specialized equipment to efficiently process large volumes of ferrous material, including seven large machines capable of shredding obsolete automobiles or other sources of scrap metal. Certain facilities also have nonferrous downstream separation equipment, including extensive equipment at three of our facilities that reclaim metal from insulated copper wire, to allow us to capture more metal content. With the exception of precious metals, our scrap metal processing facilities recycle and process almost all types of metal. We sell ferrous and nonferrous scrap metals (collectively referred to as "raw materials") to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Raw materials margin per ton is defined as the difference between the selling prices for processed and recycled ferrous and nonferrous scrap metals and the price paid to purchase obsolete and industrial scrap.

Our steel mill operations consist of six EAF mini mills, two EAF micro mills and one rerolling mill. Our steel mills manufacture finished long steel products including rebar, merchant bar, light structural and other special sections and wire rod, as well as semi-finished billets for rerolling and forging applications (collectively referred to as "steel products"). Each EAF mini mill consists of:

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

Our EAF micro mills utilize similar equipment and processes as described above; however, these facilities utilize unique continuous process technology where metal flows uninterrupted from melting to casting to rolling. Our rerolling mill does not utilize a melt shop; the rerolling process begins by reheating billets to roll into finished steel products. In addition, CMC has three facilities capable of producing spooled rebar. The estimated annual capacity for our steel mills, included in Item 2, Properties, of this Annual Report assumes a typical product mix and is not necessarily indicative of the expected production volumes or shipments in any fiscal year. Descriptions of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our mills roll many different types and sizes of products depending on market conditions, including pricing and demand.

Ferrous scrap is the primary raw material used by our steel mills and is subject to significant price fluctuations. We believe the supply of ferrous scrap available to us is adequate to meet our future needs. Our mills consume large amounts of electricity and natural gas. We have not had any significant curtailments, and we believe that energy supplies are adequate. The supply and demand of regional and national energy, and the extent of applicable regulatory oversight of rates charged by providers, affect the prices we pay for electricity and natural gas. Our mills ship to a broad range of customers and end markets across the U.S. The primary end markets are construction and fabricating industries, metals service centers, original equipment manufacturers and agricultural, energy and petrochemical industries. Due to the nature of our steel products, we do not have a long lead time between order receipt and delivery. We generally fill orders for steel products from inventory or with products near completion. As a result, we do not believe our steel products backlog is a significant factor in the evaluation of our North America operations.

Our fabrication operations include 56 facilities engaged in various aspects of steel fabrication. Most of these facilities engage in general fabrication of reinforcing steel. Four of these facilities fabricate steel fence posts. Our fabricated rebar and steel fence post (collectively referred to as "downstream products") operations shear, bend, weld and fabricate steel and offer innovative products such as Galvabar® (galvanized rebar with a zinc alloy coating that provides corrosion protection and post-fabrication formability), ChromX® (designed for high-strength capabilities, corrosion resistance and a service life of more than 100 years)

and CryoSteel® (a cryogenic reinforcing steel that exceeds minimum performance requirements for strength and ductility at extremely low temperatures). Fabricated rebar is used to reinforce concrete primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams, and is generally sold in response to a competitive bid solicitation. Many of the resulting projects are fixed price over the life of the project. We also provide installation services of fabricated rebar in certain markets. We obtain steel for our fabrication operations primarily from our own steel mills, and the demand created by our fabrication operations optimizes the production from our steel mills.

Downstream products backlog, defined as the total value of unfulfilled orders, was $1.9 billion and $1.5 billion at August 31, 2022 and 2021, respectively.

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

Our Tensar operations sell Tensar® geogrids and Geopier® foundation systems. Geogrids are polymer-based products used for ground stabilization, soil reinforcement and asphalt optimization in construction applications, including roadways, public infrastructure and industrial facilities. Additional offerings include permanent and bio-degradable rolled mats for the control of soil erosion and sedimentation. Geopier® foundation systems are ground improvement solutions that increase the load-bearing characteristics of ground structures and working surfaces and can be applied in soil types and construction situations in which traditional support methods are impractical or would make a project infeasible.

EUROPE SEGMENT

Our Europe segment is composed primarily of a vertically integrated network of recycling facilities, an EAF mini mill and fabrication operations located in Poland. Our strategy in Europe is to optimize profitability of the products manufactured by our mini mill, and we execute this strategy in the same way in our Europe segment as we do in our North America segment.

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

Our mini mill is a significant manufacturer of steel products including rebar, merchant bar and wire rod in Central Europe and includes three rolling lines. The first rolling line is designed to allow efficient and flexible production of a range of medium section merchant bar products. The second rolling line is dedicated primarily to rebar production. The third rolling line is designed to produce high grade wire rod. Our mini mill sells steel products primarily to fabricators, manufacturers, distributors and construction companies, mostly to customers located within Poland. However, the mini mill also exports steel products to the Czech Republic, Germany, Hungary, Slovakia and other countries. Ferrous metal, the principal raw material used by our mini mill, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they can be subject to significant price fluctuations. Our mini mill generally fills orders for steel products from inventory or with products near completion. As a result, we do not believe that our steel products backlog is a significant factor in evaluating the operations of our Europe segment.

Our fabrication operations consist of five steel fabrication facilities located in Poland which produce downstream products, primarily fabricated rebar and wire mesh. These facilities obtain rebar and wire rod primarily from the mini mill. Three of the facilities are similar to the facilities operated by our North America segment and sell fabricated rebar primarily to contractors for incorporation into construction projects. In addition to fabricated rebar, we sell other downstream products including fabricated mesh, assembled rebar cages and other fabricated rebar by-products. We operate two other fabrication facilities in Poland that produce welded steel mesh, cold rolled wire rod and cold rolled rebar. These facilities also offer wire mesh to customers, which include metals service centers and construction contractors. We are among the largest manufacturers of wire mesh in Poland. In addition to sales of downstream products in the Polish market, we also export our downstream products to neighboring countries such as the Czech Republic, Germany and Slovakia. The downstream products backlog is not a significant factor in evaluating the operations of our Europe segment.

The Tensar operations within our Europe segment have similar operations, products and end customers as the Tensar operations within our North America segment.

SEASONALITY

Many of our facilities serve customers in the construction industry. Due to the increase in construction activities during the spring and summer months, our net sales are generally higher in our third and fourth quarters than in our first and second quarters.

COMPETITION

Our North America recycling operations compete with scrap metal processors and primary nonferrous metal producers. The nonferrous recycling industry is highly fragmented in the U.S.; however, we believe our recycling operations are among the largest engaged in the recycling of nonferrous metals in the U.S. We are also a major regional processor of ferrous metal. For both nonferrous metals and ferrous metals, we compete primarily on the quality and price of our products. Our Europe recycling facilities operate to provide raw materials almost exclusively to our mini mill in Poland.

We produce a significant percentage of the total U.S. output of rebar and merchant bar through our EAF steel mills. Domestic and international competitors include local, regional, national and international manufacturers and suppliers of steel. We compete primarily on the services we provide to our customers and on the quality and price of our products. We believe we are the largest manufacturer, and among the largest fabricators, of rebar in the U.S., as well as the largest manufacturer of steel fence posts in the U.S. In Poland, we believe we are the largest producer of rebar and merchant bars for the products we produce and the second largest producer of wire rod.

Furthermore, the global steel industry is cyclical and highly competitive, consisting of domestic and international producers for all major product lines across our North America and Europe segments. Global steelmaking capacity greatly exceeds demand for steel products in some regions around the world, and this overcapacity results in competition from steel imports into the regions we operate. Our global strategy and differentiating customer service allow us to navigate the risks arising from overproduction. Additionally, trade enforcement laws, such as the tariffs and quotas enforced by Section 232 of the U.S. Trade Expansion Act of 1962 ("Section 232"), have supported domestic production and reduced unfairly priced steel imports. However, these restrictions may be temporary and import competition continues to be a significant threat facing the steel industry.

Competitive Advantage

We believe our vertically integrated manufacturing platform provides a competitive advantage and maximizes the results of our steel-related operations. Our recycling and fabrication operations are designed to support our steel mills. Our recycling operations provide scrap metal to our steel mills, which in turn use the scrap metal to produce and supply steel required by our fabrication operations. As our recycling facilities are generally located near our steel mills, we can ensure a secure supply of low-cost raw materials, and our fabrication facilities provide a significant and consistent source of demand as well as forward visibility into end customer demand. This is a strategic advantage when imports increase as our steel mills can continue to supply our fabricators. Contract pricing that is utilized for these operations helps to stabilize short-term volatility.

Our operational footprint also provides a competitive advantage in North America and Europe. Our steel mills and fabrication operations in North America and Europe are well-positioned geographically with steel mill locations in some of the highest demand locations for rebar and merchant bar consumption. In North America we operate a network of operations that stretch from the East Coast to the West Coast and can reach every major metro area in the U.S. Demand for our products in the U.S. is highest in the Sun Belt region where most of our steel mills are located, which positions us to capitalize on growth in this region as well as benefit from a longer construction season. Our mini mill in Poland also provides strategic benefits as it is well positioned to serve the growing European economies, particularly Poland and Germany, which are among the most attractive markets in Europe.

Finally, our environmentally sustainable operations differentiate us from traditional blast furnace technology. For over 50 years, we have manufactured steel using recycled scrap metal and EAF technology, which is more efficient and environmentally friendly than traditional blast furnace technology, using less energy than the industry average and producing significantly less carbon dioxide per ton of steel we melt. We play a key role in returning our primary input, ferrous scrap, into the economy in the form of rebar, merchant bar, wire rod and fence post for use in a wide variety of applications. In 2022, recycled content made up approximately 98% of the raw materials used in our manufactured finished steel. Additionally, approximately 89.5% of all co-products and waste streams from our steel mills are recycled or turned into other products.

See Item 1A, Risk Factors — Risks Related to Our Business, of this Annual Report for more information on competitive factors described above.

ENVIRONMENTAL MATTERS

A significant factor in our business is our compliance with environmental laws and regulations. See Item 1A, Risk Factors — Risks Related to the Regulatory Environment, in this Annual Report. Compliance with and changes to various environmental requirements and environmental risks applicable to our industry may adversely affect our business, results of operations and financial condition.

Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and analogous state statutes, we may occasionally be required to cleanup or take remedial action with regard to (or pay for cleanup or remedial action with regard to) sites we operate or formerly operated. If we are found to have arranged for treatment or disposal of hazardous substances at a site, we could be named as a potentially responsible party ("PRP") and responsible for both the costs of cleanup as well as for associated natural resource damages at such site. The U.S. Environmental Protection Agency ("EPA"), or equivalent state agency, has named us as a PRP at several federal Superfund sites or similar state sites. In some cases, these agencies allege that we are a PRP because we sold scrap metals to, or otherwise disposed of materials at, the site. With respect to the sale of scrap metals, we contend that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that we do not control should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under federal law. Subject to the satisfaction of certain conditions, the Superfund Recycling Equity Act provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under federal law. Despite Congress' clarification of the intent of the federal law, some state laws and environmental agencies still seek to impose liability on the basis of such arm's length sale constituting "an arrangement for disposal or treatment of hazardous substances." We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials, and we continue to support clarification of state laws and regulations consistent with Congress' action.

New federal, state and local laws and regulations, as well as foreign laws, with respect to our foreign operations, and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures that are necessary to comply with environmental laws and rules. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2022, we incurred environmental costs, including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $44.2 million. In addition, we spent approximately $6.9 million on capital expenditures for environmental projects in 2022. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental projects during 2023 to be approximately $8.8 million.

EMPLOYEES AND WORKFORCE CULTURE

Our employees are our most important asset and are fundamental to our success. We recognize that each employee brings a diverse background and a unique skill set, and we have fostered a culture that challenges conventional thinking, promotes teamwork, requires accountability and rewards success. At the heart of our culture are our core values of Integrity, Safety, Collaboration and Excellence. These core values are reinforced daily through our actions and in meetings with employees and serve as a compass for our behaviors and decisions.

The following table presents the approximate headcount of employees within each reportable segment and Corporate and Other as of August 31, 2022:

Segment	Number of Employees
North America	8,950
Europe	3,157
Corporate and Other	376
Total	12,483

Approximately 15% and 30% of the employees in our North America and Europe segments, respectively, belong to unions. We believe that we have good relations with the union representatives that represent our employees and are focused on providing safe and productive workplace environments for our employees.

Ethics and Compliance

At CMC, we believe “it’s what’s inside that counts.” It is fundamental to our success that both our leaders and employees observe the highest ethical standards of business conduct in their interactions with our customers, suppliers, communities, investors and each other. We empower our employees to make the right decisions and have established the CMC Code of Conduct and Business Ethics (the “Code”) to help our employees understand company policies and guide their actions. Employees are required to complete training to reinforce their continued understanding of and compliance with the Code. Additionally, to foster and maintain our culture of ethical conduct and integrity, we provide confidential channels for employees to report known and suspected violations of applicable laws, the Code, our policies or our internal controls, and receive a response to such reports.

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

Our commitment to safety has resulted in the achievement of a total recordable incident rate ("TRIR") of 1.5 in each of 2022, 2021 and 2020. In comparison, the industry average TRIR for iron and steel mills and ferroalloy manufacturing (North America Industry Classification code 3311), which is based on information provided by the U.S. Bureau of Labor Statistics, was 2.1 in 2020. TRIR is defined as OSHA recordable incidents per 200,000 hours worked. In addition to TRIR, we also measure our near miss frequency rate, which we believe is critical to incident avoidance and supports our superior safety rating in the industry.

Diversity, Equity and Inclusion

We believe having a diverse workforce strengthens our business; because of this, we aim to build a welcoming and inclusive work environment. CMC is committed to providing equal employment opportunities to all employees and applicants for employment without regard to race, color, religion, sex, age, physical or mental disability, national origin, citizenship, military or veteran status, sexual orientation, gender identity and/or expression. Our talent acquisition strategies include partnerships with organizations that reach veterans and women, and we release job postings in multiple languages to access a wide, diverse range of candidates. Through our Essentials of Management training, we require all employees who manage people or lead teams to learn about diversity issues, and we also reflect our values of diversity and inclusion in our employee handbook and the Code.

Talent Development and Retention

We invest in training and resources to support our employees in reaching their full potential and to build internal capabilities, and are committed to providing a safe, welcoming and stimulating work environment to attract and retain talent. In addition to our internally developed technical, safety and leadership training available to all employees, new employees in commercial and operational positions complete rotational programs during onboarding to gain technical experience across the business. We also conduct periodic surveys and other initiatives with employees, which provide invaluable information about how employees perceive our onboarding, employee training, development and culture and allow us to further enhance the training and resources we offer.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors annually elects executive officers. Our executive officers continue to serve for terms set by our Board of Directors in its discretion. The table below sets forth the name, current position and offices, age and period served for each of our executive officers as of October 13, 2022.

			EXECUTIVE
NAME	CURRENT POSITION & OFFICES	AGE	OFFICER SINCE
Barbara R. Smith	Chairman of the Board, President and Chief Executive Officer	63	2011
Paul J. Lawrence	Senior Vice President and Chief Financial Officer	52	2016
Ty L. Garrison	Senior Vice President Operations	51	2021
Jody K. Absher	Vice President, Chief Legal Officer and Secretary	45	2020
Jennifer J. Durbin	Vice President, Chief Human Resources Officer	41	2020

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

Paul J. Lawrence joined the Company in February 2016 as Vice President of Finance. He was appointed Vice President of Finance and Treasurer in September 2016, Treasurer, Vice President of Financial Planning and Analysis in January 2017, Vice President of Finance in June 2018, Vice President and Chief Financial Officer in September 2019 and Senior Vice President and Chief Financial Officer in November 2021. Prior to joining the Company, Mr. Lawrence served as North American Information Technology Leader of Gerdau Long Steel North America, a U.S. steel producer, from 2014 to 2016, and from 2010 to 2014, he served as Gerdau Template Deployment Leader at Gerdau Long Steel North America. From 2003 to 2010, Mr. Lawrence held a variety of financial roles at Gerdau Ameristeel Corporation, including Assistant Vice President and Corporate Controller, and Deputy Corporate Controller. From 1998 to 2002, Mr. Lawrence held several financial positions with Co-Steel Inc., which was acquired by Gerdau SA.

Ty L. Garrison joined the Company in 2000 and has held various positions within the Company's former regions, including Director of Sales for the West Region, Vice President of the West Region and Vice President of the East Region. Mr. Garrison was appointed Senior Vice President Strategy and Operations in March 2021 and Senior Vice President Operations in November 2021.

Jody K. Absher joined the Company in May 2011 as Legal Counsel. She was appointed Senior Counsel and Assistant Corporate Secretary in October 2013, Lead Counsel and Assistant Corporate Secretary in November 2014, Interim General Counsel in February 2020, Vice President, General Counsel and Corporate Secretary in May 2020 and Vice President, Chief Legal Officer and Secretary in August 2022. From August 2007 to May 2011, Ms. Absher was an attorney at Haynes and Boone, LLP, a global law firm.

Jennifer J. Durbin joined the Company in May 2010 as Legal Counsel. She was appointed Senior Counsel in January 2013, Lead Counsel in November 2014, Vice President of Human Resources in January 2020, Vice President of Human Resources and Safety in November 2021 and Vice President and Chief Human Resources Officer in August 2022. From August 2006 to May 2010, Ms. Durbin was an attorney at Sidley Austin, LLP, a global law firm.

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

At any given time, we may be unable to obtain an adequate supply of critical raw materials at a price and other terms acceptable to us. We depend on ferrous scrap, the primary raw material used by our steel mills, and other inputs such as graphite electrodes and alloys for our steel mill operations. The price of scrap and other inputs has historically been subject to significant fluctuation, and we may not be able to adjust our product prices to recover the costs of rapid increases in material prices, especially over the short-term and in our fixed price contracts. The profitability of our operations would be adversely affected if we are unable to pass increased raw material and input costs on to our customers.

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

The availability of raw materials may also be negatively affected by new laws and regulations, allocations by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, global price fluctuations and the availability and cost of transportation. If we were unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture significant quantities of our products.

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

We may encounter labor shortages for skilled labor and/or qualified employees in operational positions, which could adversely impact our operations.

Our employees contribute to developing and meeting our business goals and objectives, and we depend on a qualified labor force for the manufacture of our products. The impact of labor shortages and increased competition for available workers may increase our costs or impede our ability to optimally staff our facilities and could have an adverse impact on our results of operations, financial condition and cash flows. In addition, an ongoing labor shortage may result in increased expenses related to hiring and retention of qualified employees. As our experienced employees retire and we lose their institutional knowledge, we may encounter challenges and may have difficulty replacing them with employees of comparable skill and efficiency.

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

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. Other inflationary pressures could affect wages, the cost and availability of components and raw materials and other inputs and our ability to meet customer demand. Inflation may further exacerbate other risk factors, including supply chain disruptions, risks related to international operations and the recruitment and retention of qualified employees.

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

Interruptions in our production capabilities would adversely affect our production costs, products available for sale and earnings for the affected period. Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced, and may in the future experience, material plant shutdowns or periods of reduced production as a result of such equipment failures. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions.

Operating and startup risks, as well as market risks associated with the commissioning of our third micro mill could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investment.

Although we have successfully commissioned and operated similar technologies, there are some new technological, as well as operational, market and startup risks associated with the construction and commissioning of our third micro mill. We believe this facility should be capable of consistently producing high-quality products in sufficient quantities and at a cost that will compare favorably with other similar steel manufacturing facilities; however, there can be no assurance that these expectations will be achieved. If we encounter cost overruns, system or process difficulties during or after startup or quality control restrictions, our capital costs could increase materially, the expected benefits from the development of the facility could be diminished or lost and we could lose all or a substantial portion of our investment. We could also encounter commodity market risk if, during a sustained period, the cost to manufacture is greater than projected.

Information technology interruptions and breaches in data security could adversely impact our business, results of operations and financial condition.

We rely on computers, information and communications technology and related systems and networks in order to operate our business, including to store sensitive data such as intellectual property, our own proprietary business information and that of our customers, suppliers and business partners and personally identifiable information of our employees. Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cyber attacks, which may be heightened in times of hostilities or war, computer viruses, phishing attacks, social engineering schemes, malicious code, ransomware attacks, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to or disclosure of our and/or our employees’ or customers’ data pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Our systems and networks are also subject to damage or interruption from power outages, natural disasters, telecommunications failures, intentional or inadvertent user misuse, employee error, operator negligence and other similar events. Any of these or other events could result in system interruption, the disclosure, modification or destruction of proprietary and other key information, corruption of data, legal claims or proceedings, government enforcement actions, civil or criminal penalties, increased cyber security protection and remediation costs, production delays or disruptions to operations including processing transactions and reporting financial results and could adversely impact our reputation and our operating results. We have taken steps to address these concerns and have implemented internal control and security measures to protect our systems and networks from security breaches; however, measures that the Company takes to avoid, detect, mitigate or recover from material incidents, may be insufficient, circumvented, or may become ineffective and there can be no assurance that a system or network failure, or security breach, will not impact our business, results of operations and financial condition. As cyber security threats continue to evolve and become more sophisticated, we may be required to incur significant costs and invest additional resources to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.

Increasing attention to environmental, social and governance ("ESG") matters, including any targets or other ESG or environmental justice initiatives, could result in additional costs or risks or adverse impacts on our business.

Our business faces increasing scrutiny related to ESG issues, including environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. Implementation of our environmental and sustainability initiatives, including the goals set forth in our annual sustainability report, may require certain financial expenditures and employee resources, and the implementation of certain ESG practices or disclosures. If we fail to meet applicable standards or expectations with respect to these issues, including the expectations we establish for our business, our reputation and brand could be damaged, and our business, financial condition and results of operations could be adversely impacted. Investors, stakeholders and other interested parties are also increasingly focused on issues related to environmental justice and ESG in general. This may result in increased scrutiny, protests and negative publicity with respect to our business and operations, which could in turn result in the cancellation or delay of projects, the revocation of permits, termination of contracts, lawsuits, regulatory action and policy change that may adversely affect our business strategy, increase our costs, or adversely affect our reputation and performance.

We are subject to litigation, potential liability claims and contract disputes, and may become subject to additional litigation, claims and disputes in the future, any of which could adversely affect our business, results of operations and financial condition.

We are involved in various litigation matters, including regulatory proceedings, administrative proceedings, governmental investigations, environmental matters and construction contract disputes. The nature of our operations also exposes us to possible litigation claims in the future. Furthermore, the manufacture and sale of our products as well as the use of our products in a wide variety of commercial and industrial applications expose us to potential product liability and related claims. In the event that a product of ours fails to perform as expected, regardless of fault, or is used in an unexpected manner, and such failure or use results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability and product quality claims.

Because of the uncertain nature of litigation and insurance coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse effect on our reputation, business, results of operations and financial condition. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, results of operations and financial condition. Although we are unable to precisely estimate the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties, including the inherent uncertainties of the estimation process, the uncertainties involved in litigation and other factors. See Item 3, Legal Proceedings of this Annual Report for a description of our current material legal proceedings.

Potential limitations on our ability to access credit, or the ability of our customers and suppliers to access credit, may adversely affect our business, results of operations and financial condition.

If our access to credit is limited or impaired, our business, results of operations and financial condition could be adversely impacted. Our senior unsecured notes are rated by Standard & Poor's Corporation, Moody's Investors Service and Fitch Group, Inc. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings (loss), fixed charges such as interest, cash flows, total debt outstanding, off-balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Any downgrades in our credit ratings may make raising capital more difficult, increase the cost and affect the terms of future borrowings, affect the terms under which we purchase goods and services and limit our ability to take advantage of potential business opportunities. We could also be adversely affected if our banks refused to honor their contractual commitments or cease lending.

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

The short and long-term implications of Russia's invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. The ongoing conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices and credit markets, as well as supply chain interruptions, and contributed to global inflation. Further, if the conflict intensifies or expands beyond Ukraine, it could have an adverse impact on our operations in Poland. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to data security, supply chain, volatility in prices of scrap and other inputs, and market conditions, any of which could negatively affect our business and financial condition.

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

The indentures governing our 4.875% Senior Notes due 2023, our 4.125% Senior Notes due 2030, our 3.875% Senior Notes due 2031 and our 4.375% Senior Notes due 2032 contain restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consummate transactions causing a change of control such as a merger or consolidation. In addition to these restrictions, our Credit Agreement, as defined in Note 9, Credit Arrangements, in Part II, Item 8 of this Annual Report, contains covenants that restrict our ability to, among other things, enter into transactions with affiliates and guarantee the debt of some of our subsidiaries. Our Credit Agreement and U.S. Facility, as defined in Note 9, Credit Arrangements, in Part II, Item 8 of this Annual Report also require that we meet certain financial tests and maintain certain financial ratios, including maximum debt to capitalization and interest coverage ratios. The loan agreement related to the Series 2022 Bonds, as defined in Note 9, Credit Arrangements, in Part II, Item 8 of this Annual Report, also restricts our ability to, among other things, enter into certain sale and leaseback transactions, incur certain liens and take certain actions that would adversely affect the tax-exempt status of the Series 2022 Bonds.

Other agreements that we may enter into in the future may contain covenants imposing significant restrictions on our business that are similar to, or in addition to, the covenants under our existing agreements. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in a default under the indentures governing our notes or under our other debt agreements. An event of default under our debt agreements would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we were unable to repay debt to our secured lenders or if we incur additional secured debt in the future, these lenders could proceed against the collateral securing such debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on our notes.

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

Additionally, even if we are able to acquire suitable targets on agreeable terms, we may not be able to successfully integrate their operations with ours. Achieving the anticipated benefits of any acquisition will depend in significant part upon whether we integrate such acquired businesses in an efficient and effective manner. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of our acquisitions within the anticipated timing or at all. For example, elimination of duplicative costs may not be fully achieved or may take longer than anticipated. The benefits from any acquisition may be offset by the costs incurred in integrating the businesses and operations. We may also assume liabilities in connection with acquisitions to which we would not otherwise be exposed. An inability to realize any or all of the anticipated synergies or other benefits of an acquisition as well as any delays that may be encountered in the integration process, which may delay the timing of such synergies or other benefits, could have an adverse effect on our business, results of operations and financial condition.

Goodwill or other indefinite lived intangible asset impairment charges in the future could have a material adverse effect on our business, results of operations and financial condition.

We review the recoverability of goodwill and other indefinite lived intangible assets annually as of the first day of our fourth quarter, and whenever events or circumstances indicate that the carrying value of a reporting unit, including goodwill, or an indefinite lived intangible asset may not be recoverable.

To evaluate goodwill and other indefinite lived intangible assets for impairment, we may use qualitative assessments to determine whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an indefinite lived intangible asset is less than its carrying amount. The qualitative assessments require assumptions to be made regarding multiple factors, including the current operating environment, historical and future financial performance and industry and market conditions. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. Alternatively, the Company may elect to bypass the qualitative assessment and instead perform a quantitative impairment test to calculate the fair value of the reporting unit in comparison to its associated carrying value.

The quantitative impairment tests require us to make an estimate of the fair value of our reporting units. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) our cost of capital; (iii) higher material prices; (iv) slower growth rates in our industry; and (v) changes in the market based discount rates. Since a number of factors may influence determinations of fair value of goodwill, we are unable to predict whether impairments of goodwill will occur in the future, and there can be no assurance that continued conditions will not result in future impairments of goodwill. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or the general business climate; (vi) an adverse action or assessment by a regulator; (vii) a significant downturn in residential or non-residential construction markets in the U.S.; and (viii) levels of imported steel into the U.S. Any such impairment would result in us recognizing a non-cash charge in our consolidated statements of earnings, which could adversely affect our business, results of operations and financial condition.

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

The industrial activities conducted at our facilities present significant risk of serious injury or death to our employees, customers or other visitors to our operations. Notwithstanding our safety precautions, including our material compliance with federal, state and local employee health and safety regulations, we may be unable to avoid material liabilities for injuries or deaths. We maintain workers' compensation insurance to address the risk of incurring material liabilities for injuries or deaths, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on the terms acceptable to us, or at all, which could result in material liabilities to us for any injuries or deaths.

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

Despite the limited impact of COVID-19 on our operations to date, a resurgence of COVID-19 or any other public health crisis may negatively impact our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. Any economic downturn resulting from the widespread public health impacts of COVID-19 or any future pandemic could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials.

Given the dynamic and uncertain nature and duration of COVID-19 and related variants, and the effectiveness of actions globally to contain or mitigate its effects and the possibility of future pandemics, we cannot reasonably estimate the long-term impact of COVID-19 or any future public health threat on our business, results of operations and overall financial performance at this time.

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

We have significant facilities in Poland. Our vertically integrated network of operations located in Poland generated approximately 18% of 2022 consolidated net sales. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk and operating risks discussed above, including:

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

The stock markets in general have experienced substantial price and trading fluctuations, which have resulted in volatility in the market prices of securities that often are unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our common stock. Price volatility over a given period may also cause the average price at which we repurchase our own common stock to exceed the stock's price at a given point in time. In addition, significant changes in the trading price of our common stock and our ability to access capital on terms favorable to us could impact our ability to repurchase shares of our common stock. The timing and amount of any repurchases will be determined by the Company's management based on its evaluation of market conditions, capital allocation alternatives and other factors beyond our control. Our share repurchase program may be modified, suspended, extended or terminated by the Company at any time and without notice. See Note 16, Capital Stock, in Part II, Item 8 of this Annual Report for additional information on our share repurchase program.

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

Excess capacity and over-production by foreign producers in the steel industry as well as the startup of new steelmaking capacity in the U.S. could result in lower domestic steel prices, which would adversely affect our sales, margins and profitability.

Global steelmaking capacity exceeds demand for steel products in some regions around the world. Rather than reducing employment by rationalizing capacity with consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) have traditionally periodically exported steel at prices significantly below their home market prices, which prices may not reflect their costs of production or capital. For example, steel production in China, the world's largest producer and consumer of steel, has continued to exceed Chinese demand. This excess capacity in China has resulted in a further increase in imports of artificially low-priced steel and steel products to the U.S. and world steel markets. A continuation of this trend or a significant decrease in China's rate of economic expansion could result in increasing steel imports from China. Excessive imports of steel into the U.S. have exerted, and may continue to exert, downward pressure on U.S. steel prices, which negatively affects our ability to increase our sales, margins and profitability. The excess capacity may create downward pressure on our steel prices and lead to reduced sales volumes as imports absorb market share that would otherwise be filled by domestic supply, all of which would adversely affect our sales, margins and profitability and could subject us to possible renegotiation of contracts or increases in bad debt. Excess capacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries.

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

On March 8, 2018, the President signed a proclamation imposing a 25% tariff or quota limits on all imported steel products for an indefinite period of time under Section 232. The tariff or quota limits are imposed on all steel imports with the exception of steel imports originating from Australia, Canada and Mexico. During fiscal 2022, the current administration converted the tariff on steel imports from the European Union, United Kingdom and Japan to a tariff rate quota. When the Section 232 or other import tariffs, quotas or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of import tariffs, quotas or duties, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

The adverse effects of excess capacity and over-production by foreign producers could be exacerbated by the startup of new steelmaking capacity in the U.S. Any of these adverse effects could have a material adverse effect on our business, results of operations and financial condition.

Rapid and significant changes in the price of metals could adversely impact our business, results of operations and financial condition.

Prices for most metals in which we deal have experienced increased volatility over the last several years, and such increased price volatility impacts us in several ways. While our downstream products may benefit from metal margin expansion as rapidly decreasing input costs for previously contracted fixed price work declines, our steel products would likely experience reduced metal margin and may be forced to liquidate high-cost inventory at reduced metal margins or losses until prices stabilize. Sudden increases in input costs could have the opposite effect in each case. Overall, we believe that rapid substantial price changes are not to our industry's benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or to sell quickly during a period of rapid price increases would likely reduce our volume of business. Marginal industry participants or speculators may attempt to participate to an unhealthy extent during a period of rapid price escalation with a substantial risk of contract default if prices suddenly reverse. Risks of default in contract performance by customers or suppliers as well as an increased risk of bad debts and customer credit exposure could increase during periods of rapid and substantial price changes.

Physical impacts of climate change could have a material adverse effect on our costs and operations.

The physical impacts of climate change may result in, among other things, increasing temperatures and an increase in extreme weather events such as droughts, wildfires, thunderstorms, snow or ice storms, earthquakes, floods, hurricanes and rising sea levels. Extreme weather conditions and natural disasters may increase our costs, limit the availability of materials, cause damage to our facilities or result in a prolonged disruption to our operations, and any damage resulting from extreme weather may not be fully insured.

Many of our facilities are located near coastal areas or waterways where rising sea levels or flooding could disrupt our operations or adversely impact our facilities. Additionally, one of our existing micro mills as well as our micro mill currently under construction are located in an arid desert climate, where drought may restrict available water supplies and increase the risk of wildfires. Furthermore, major changes in weather patterns, periods of extended inclement weather or associated flooding may inhibit construction activity utilizing our products, result in project cancellations, delay or hinder shipments of our products to customers or reduce scrap metal inflows to our recycling facilities or disrupt the availability of electricity to our facilities. Any such events could have a material adverse effect on our costs or results of operations.

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

In addition, the primary feed materials for the shredders operated by our recycling facilities are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hull consists of material known as shredder fluff. After the segregation of ferrous and saleable nonferrous metals, shredder fluff remains. We, along with others in the recycling industry, interpret federal regulations to require shredder fluff to meet certain criteria and pass a toxic leaching test to avoid classification as a hazardous waste. We also endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not normally considered or properly classified as hazardous waste. If the laws, regulations or testing methods change with regard to EAF dust or shredder fluff or other by-products, we may incur additional significant costs.

Changes to National Ambient Air Quality Standards ("NAAQS") or other requirements on our air emissions could make it more difficult to obtain new permits or to modify existing permits and could require changes to our operations or emissions control equipment. Such difficulties and changes could result in operational delays and capital and ongoing compliance expenditures. These regulations can also increase our costs of energy, primarily electricity, which we use extensively in the steelmaking process. Moreover, in July 2021, the EPA issued a public statement regarding Clean Air Act violations at metal recycling facilities that operate auto and scrap metal shredders, noting that noncompliant shredders can have an impact on overburdened communities. The EPA uses alerts such as this to signal its intention to focus enforcement activity on a particular industry sector.

Legal requirements are changing frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, new pollution control technology and cost/benefit analysis based on market conditions along with changing interpretations, stricter enforcement and expanding scope of regulation to emerging contaminants are all factors that may increase our future expenditures to comply with environmental requirements. Accordingly, we are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations. We cannot predict whether such costs would be able to be passed on to customers through product price increases. Competitors in various regions or countries where environmental regulation is less restrictive, subject to different interpretation or generally not enforced, may enjoy a competitive advantage.

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

We are subject to governmental regulatory and compliance risks that expose us to potential litigation and disputes regarding violations, which could adversely affect our business, results of operations and financial condition.

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

We are involved, and may in the future become involved, in various environmental matters that may result in fines, penalties or judgments being assessed against us or liability imposed upon us which we cannot presently estimate or reasonably foresee, and which may have a material impact on our business, results of operations and financial condition.

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

We are presently participating in PRP organizations at several sites, which are paying for certain remediation expenses. Although we are unable to precisely estimate the ultimate dollar amount of exposure to loss in connection with various environmental matters or the effect on our consolidated financial position, we make accruals as warranted. In addition, although we do not believe that a reasonably possible range of loss in excess of amounts accrued for pending lawsuits, claims or proceedings would be material to our financial statements, additional developments may occur, and due to inherent uncertainties, including evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process, the uncertainties involved in litigation and other factors, the amounts we ultimately are required to pay could vary significantly from the amounts we accrue, and this could have a material adverse effect on our business, results of operations and financial condition.

Changes in tax legislation and regulations in the jurisdictions in which we operate may adversely affect our results of operations.

We are subject to taxation at the federal, state and local levels in the U.S., Poland and other countries and jurisdictions in which we operate, including income taxes, sales taxes, value-added (“VAT”) taxes and similar taxes and assessments. New tax legislative initiatives may be proposed from time to time which may impact our effective tax rate and which could adversely affect our tax positions or tax liabilities. Our future effective tax rate could be adversely affected by, among other things, changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in interpretations of existing tax laws, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax law and which could adversely affect our financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our principal properties as of August 31, 2022. These properties are either owned by us and not subject to any significant encumbrances or are leased by us. We consider all properties to be appropriately utilized, suitable and adequate to meet the requirements of our present and foreseeable future operations. Refer to Item 1, Business included in this Annual Report for a discussion of the nature of our operations.

Segment and Operation	Location	Site Acreage Owned	Site Acreage Leased	Approximate Building Square Footage	Capacity (Millions of Tons)(6)
North America
Recycling facilities	(1)	709	82	1,530,000	4.7

Steel mills					5.4
Mini mill	Birmingham, Alabama	71	—	580,000
Mini mill	Cayce, South Carolina	142	—	760,000
Mini mill	Jacksonville, Florida	619	—	460,000
Mini mill	Knoxville, Tennessee	72	—	460,000
Mini mill	Sayreville, New Jersey	116	—	380,000
Mini mill	Seguin, Texas	661	—	870,000
Micro mill	Durant, Oklahoma	402	4	290,000
Micro mill	Mesa, Arizona	273	—	320,000
Rerolling mill	Magnolia, Arkansas	123	—	280,000

Fabrication facilities	(2)	755	40	3,030,000	2.3

Construction Services	(3)	35	51	450,000
Impact Metals	(4)	112	—	300,000
Tensar facilities	(5)	18	6	240,000

Europe
Recycling facilities	Twelve locations in Poland	104	4	160,000	0.6
Steel mini mill	Zawiercie, Poland	524	—	2,950,000	1.7
Fabrication facilities	Five locations in Poland	24	—	260,000	0.5
Tensar facilities	(5)	16	—	310,000
__________________________________
(1) Consists of 38 recycling facilities, with 15 locations in Texas, seven locations in South Carolina, four locations in Florida, two locations in each of Alabama, Georgia, Missouri and North Carolina and one location in each of Kansas, Louisiana, Oklahoma and Tennessee. The recycling facilities associated with the North America segment are not individually material.
(2) Consists of 56 fabrication facilities, with 12 locations in Texas, five locations in Florida, four locations in California, three locations in Illinois, two locations in each of Arizona, Colorado, Georgia, Hawaii, Missouri, North Carolina, New Jersey, Nevada, Oklahoma, South Carolina, Tennessee, Utah and Virginia and one location in each of Alabama, Kentucky, Louisiana, New Mexico, Ohio and Washington. The fabrication facilities associated with the North America segment are not individually material.
(3) Consists of 24 Construction Services facilities, with 18 locations in Texas, five locations in Louisiana and one location in Oklahoma. The Construction Services facilities associated with the North America segment are not individually material.
(4) Consists of two facilities, with one location in Alabama and one location in Pennsylvania. The Impact Metals facilities associated with the North America segment are not individually material.
(5) Consists of one facility within the North America segment, located in Georgia, and two facilities within the Europe segment, located in China and England. The Tensar facilities are not individually material.
(6) Refer to Item 1, Business, included in this Annual Report for information about the calculation of capacity for our steel mills.

The extent to which we utilize our capacity varies by property and is highly dependent on the specific product mix manufactured. Our product mix is determined in response to market conditions, including pricing and demand. We believe our capacity levels are adequate for present and anticipated future needs, and our facilities are capable of producing increased volumes.

In addition to the leased facilities described above, we lease the 105,916 square foot office space occupied by our corporate headquarters in Irving, Texas. Our leases expire on various dates over the next five years, with the exception of the leased facilities in our Europe segment. Several of the leases have renewal options. We have generally been able to renew leases prior to their expiration. We estimate our minimum annual rental obligation for our real estate operating leases in effect at August 31, 2022, to be paid during 2023, to be approximately $11.3 million.

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

We are the subject of civil actions regarding environmental law compliance, or have received notices from the EPA or state agencies with similar responsibility, that we and numerous other parties are considered a PRP and may be obligated under CERCLA, or similar state statutes, to pay for the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at nine locations. The actions and notices refer to the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery site in Cottondale, Florida, the Interstate Lead Company site in Leeds, Alabama, the Peak Oil site in Tampa, Florida, the R&H Oil site in San Antonio, Texas, the SoGreen/Parramore site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, the Chemetco site in Hartford, Illinois, the Ward Transformer site in Raleigh, North Carolina and the Bailey Metal Processors, Inc. site in Brady, Texas. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often, we do not receive any further communication with regard to these sites, and as of the date of this Annual Report, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, STOCKHOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange under the symbol CMC. The number of stockholders of record of CMC common stock at October 12, 2022 was 2,151.

We paid quarterly dividends in 2022 at the rate of $0.14 per share of CMC common stock, compared to quarterly dividends paid in 2021 at the rate of $0.12 per share of CMC common stock. On October 11, 2022, the Board of Directors declared CMC's 232nd quarterly cash dividend. The dividend was declared at the rate of $0.16 per share of CMC common stock and is payable on November 10, 2022 to stockholders of record as of the close of business on October 27, 2022. While the Company’s Board of Directors currently intends to continue regular quarterly cash dividend payments, the Board of Directors’ determination with respect to any future dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deems relevant at the time of such determination. Based on its evaluation of these factors, the Board of Directors may determine not to declare a dividend, or declare dividends at rates that are less than currently anticipated.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, made by the Company or any affiliated purchasers during the quarter ended August 31, 2022.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
June 1, 2022 - June 30, 2022	977,309	$36.40	977,309	$258,834,993
July 1, 2022 - July 31, 2022	1,814,721	34.41	1,814,721	196,394,237
August 1, 2022 - August 31, 2022	203,211	40.68	203,211	188,128,246
	2,995,241		2,995,241
__________________________________
(1) On October 13, 2021, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 16, Capital Stock, in Item 8 of this Annual Report for more information on the share repurchase program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report.

Our discussion and analysis of fiscal year 2022 compared to fiscal year 2021 is included herein. Our discussion and analysis of fiscal year 2021 compared to fiscal year 2020 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended August 31, 2021, which was filed with the SEC on October 14, 2021.

OVERVIEW

Our vertically integrated steel-related operations manufacture, recycle and fabricate steel and metal products and provide related materials and services through a network of facilities that includes seven electric arc furnace ("EAF") mini mills, two EAF micro mills, one rerolling mill, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the United States and Poland. Through our Tensar operations, CMC is a leading global provider of innovative ground and soil stabilization solutions selling into more than 80 national markets through two major product lines: Tensar® geogrids and Geopier® foundation systems. Our operations are conducted through two reportable segments: North America and Europe. See Part I, Item 1, Business for further information regarding our business and reportable segments.

Key Performance Indicators

When evaluating our results for the period, we compare net sales, in the aggregate and for both of our segments, in the current period to net sales in the corresponding period of the prior year. In doing so, we focus on changes in average selling price per ton and tons shipped compared to the prior period for each of our vertically integrated product categories (raw materials, steel products and downstream products) as these are the two variables that typically have the greatest impact on our net sales. Raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant and other steel products, such as billets and wire rod, and downstream products include fabricated rebar and steel fence posts.

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

BUSINESS CONDITIONS AND DEVELOPMENTS

Tensar Acquisition

On April 25, 2022 (the "Acquisition Date"), we completed the acquisition of TAC Acquisition Corp. ("Tensar") for approximately $550 million, net of cash acquired. Through its patented foundation systems, Tensar produces ground stabilization and soil reinforcement solutions that complement our existing concrete reinforcement product lines and broaden our ability to address multiple early phases of commercial and infrastructure construction, including subgrade, foundation and structures. End customers for these products include commercial, industrial and residential site developers, mining and oil and gas companies, transportation authorities, coastal and waterway authorities and waste management companies. The acquired operations within North America are presented within our North America reportable segment and the remaining acquired operations are presented within our Europe reportable segment, in each case since the Acquisition Date. See Note 2, Acquisition, in Item 8 of this Annual Report for more information about the Tensar acquisition.

Capital Expenditures

In January 2022, we announced the plan to construct a fourth micro mill geographically situated with the intention of primarily serving the Northeast, Mid-Atlantic and Mid-Western U.S. markets. This new micro mill will enhance our steel production capabilities in the U.S. and create meaningful synergies within the existing network of mills and downstream fabrication plants. Following site selection, permitting and other necessary approvals, the construction and commissioning of the planned mill is expected to take roughly two years.

In July 2021, we completed the construction of and commissioned a third rolling line at our mini mill in Poland. The third rolling line takes advantage of historical excess melting capacity in Poland, expands our overall rolling capacity and allows the rolling lines to operate independently for each steel product produced by the mini mill (rebar, merchant bar and wire rod).

In August 2020, we announced the construction of a third micro mill. This micro mill will be the first in the world with the capability to produce merchant bar quality products through a continuous production process and will employ the latest technology in EAF power supply systems which will allow us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. The new facility, located in Mesa, Arizona, will replace the rebar capacity at our Rancho Cucamonga, California mill, which was sold during fiscal 2022, and will allow us to more efficiently meet West Coast demand for steel products. We began construction of the third micro mill in 2021 and expect this micro mill to be commissioned in early calendar 2023. For further details on the sale of the Rancho Cucamonga, California mill, refer to Note 3, Changes in Business, in Item 8 of this Annual Report.

Russian Invasion of Ukraine

The Russian invasion of Ukraine did not have a direct material adverse impact on our business, financial condition or results of operations during 2022. Our Europe segment has not had an interruption in energy supply and was able to identify alternate sources for a limited number of materials previously procured through Russia. However, we will continue to monitor disruptions in supply of energy and materials and the indirect effects on our operations of inflationary pressures, foreign exchange rate fluctuations, commodity pricing, potential cybersecurity risks and sanctions resulting from the invasion.

COVID-19

The impact of the COVID-19 pandemic ("COVID-19" or "pandemic") on our operations was limited during 2022, 2021 and 2020. We continue to evaluate the nature and extent of future impacts of the evolving pandemic on our operations and are complying with applicable U.S. federal, state and local law and considering relevant guidance, including the guidelines of the U.S. Centers for Disease Control and other authorities, to prioritize the health and safety of our employees, families, suppliers, customers and communities. At this time, given the dynamic and uncertain nature and duration of the pandemic, we cannot reasonably estimate the long-term impact of COVID-19 on our business, results of operations and overall financial performance.

See Part I, Item 1A, Risk Factors, in this Annual Report for further discussion related to the above business conditions and developments.

RESULTS OF OPERATIONS SUMMARY

	Year Ended August 31,
(in thousands, except per share data)	2022	2021
Net sales	$8,913,481	$6,729,760
Net earnings	1,217,262	412,865
Diluted earnings per share	9.95	3.38

2022 Compared to 2021

Net sales during 2022 increased $2.2 billion, or 32%, compared to 2021. Net sales in our North America segment increased in 2022 compared to 2021 primarily due to a year-over-year increase in average selling prices across all of our major product lines. In North America, shipments of raw materials and downstream products increased slightly year-over-year, while shipments of steel products decreased slightly in 2022 compared to 2021. Net sales in our Europe segment also increased in 2022 compared to 2021 due to a year-over-year increase in steel products average selling prices, coupled with increased shipments of steel products. Further, the acquired Tensar operations contributed $102.1 million to the increase in net sales in 2022.

During 2022, we achieved net earnings of $1.2 billion, an increase of $804.4 million, or 195%, compared to 2021. Included in net earnings during 2022 was a $273.3 million gain on the sale of the Rancho Cucamonga facilities. See Note 3, Changes in Business, in Item 8 of this Annual Report for more information on the sale of the Rancho Cucamonga facilities. The remaining increase was primarily due to the significant margin expansion experienced on all of our major product lines. Increases in selling prices for all of our major product lines outpaced the rising input costs associated with scrap, freight, energy and other steelmaking inputs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2022 increased $39.9 million compared to 2021. Included in selling, general and administrative expenses in 2022 were $30.3 million of selling, general and administrative expenses resulting from Tensar's operations. The largest components of selling, general and administrative expenses from Tensar's operations were $19.4 million of labor-related expense, $2.8 million of professional services expense and $2.5 million of amortization expense resulting from acquired intangible assets. Additionally, we incurred $8.7 million of acquisition and integration expenses during 2022 with no such expenses during 2021.

Interest Expense

Interest expense decreased $1.2 million in 2022 compared to 2021. Capitalized interest increased $9.1 million in 2022 compared to 2021 due to construction of our third micro mill, which decreased interest expense. Partially offsetting the impact of increased capitalized interest was an increase in long-term debt interest expense of $6.7 million in 2022 compared to 2021 due to the additional long-term debt outstanding in 2022 compared to 2021.

Income Taxes

Our effective income tax rate for 2022 was 19.7% compared to 22.7% for 2021. The year-over-year decrease was primarily due to tax benefits recorded during 2022 from the recognition of research and development credits and a capital loss on a restructuring transaction. These decreases were partially offset by an increase in state and local taxes due to a prior year valuation allowance benefit that did not repeat in the current year. See Note 13, Income Tax, in Item 8 of this Annual Report for further discussion of our effective tax rate.

SEGMENTS

All amounts are computed and presented in a manner that is consistent with the basis in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 20, Operating Segments, in Item 8 of this Annual Report for further information on how we evaluate financial performance of our segments. The operational data by product category presented in the tables below reflects activity from sales of raw materials, steel products and downstream products, as applicable, which comprise the majority of sales in North America and Europe. The data is calculated using averages, and therefore, it is not meaningful to quantify the effect that any individual metric had on the segment's net sales or adjusted EBITDA.

2022 Compared to 2021

North America

	Year Ended August 31,
(in thousands, except per ton amounts)	2022	2021
Net sales	$7,298,632	$5,670,976
Adjusted EBITDA	1,553,858	746,594

External tons shipped
Raw materials	1,375	1,331
Rebar	1,805	1,927
Merchant and other	1,025	1,123
Steel products	2,830	3,050
Downstream products	1,558	1,537

Average selling price per ton
Raw materials	$1,073	$877
Steel products	1,060	752
Downstream products	1,217	961

Cost of raw materials per ton	$807	$650
Cost of ferrous scrap utilized per ton	431	355
Steel products metal margin per ton	629	397

Net sales in the North America segment increased $1.6 billion, or 29%, in 2022 compared to 2021. The increase in net sales was primarily due to increases in average selling prices of 22%, 41% and 27% for raw materials, steel products and downstream products, respectively, in 2022 compared to 2021. The year-over-year increases in average selling prices were attributed to a rising scrap price environment throughout the first nine months of the year and steady demand in end-use markets for our steel products driven by greater construction and industrial activity. While scrap prices decreased during the fourth quarter due to decreased export demand, the price of steel products decreased at a lesser rate. Additionally, during the second half of 2022, prices of downstream products, many of which are fixed at the beginning of the project, grew to reflect the increased input costs from rising scrap and energy prices during 2021 and 2022. Shipments of these higher priced contracts, along with consistent demand contributed by construction and industrial projects, caused increases in the year-over-year average selling prices. Net sales in 2022 were impacted to a lesser extent by shipment volumes year-over-year, which remained relatively flat for raw materials and downstream products and decreased 7% for steel products. Steel product volumes decreased slightly in 2022 compared to 2021 due to planned maintenance activities at certain of our facilities in the second and third quarters, destocking of inventory by our customers in the fourth quarter in anticipation of downward price adjustments and slowed construction activity in certain months. The slowed construction activity was caused by constrained labor at construction sites in certain geographies and weather disruptions throughout the year. Also contributing to the increase in net sales in 2022 compared to 2021 were $74.8 million of net sales from the acquired Tensar operations.

Adjusted EBITDA in 2022 increased $807.3 million compared to 2021. Included in adjusted EBITDA in 2022 was a $273.3 million gain on the sale of the Rancho Cucamonga facilities. The remaining growth in adjusted EBITDA during 2022 was primarily due to expansion of steel products metal margin per ton and downstream products margin over scrap costs compared to 2021. The price increases of steel products and downstream products described above outpaced the rising cost of goods sold, which increased 23% year-over-year due to ferrous scrap price increases during the first nine months of the year and increased costs for energy, alloys and freight.

Europe

	Year Ended August 31,
(in thousands, except per ton amounts)	2022	2021
Net sales	$1,621,642	$1,049,059
Adjusted EBITDA	346,051	148,258

External tons shipped
Rebar	622	521
Merchant and other	1,097	1,093
Steel products	1,719	1,614

Average selling price per ton
Steel products	$896	$612

Cost of ferrous scrap utilized per ton	$463	$357
Steel products metal margin per ton	433	255

Net sales in the Europe segment increased $572.6 million, or 55%, in 2022 compared to 2021. This increase was primarily due to a $284 per ton, or 46%, year-over-year increase in steel products average selling price driven by rising raw materials input costs and growing market demand. Volumes rose year-over-year, in part due to a surge in demand in the third quarter as a result of steel products supply disruptions across Europe caused by the Russian invasion of Ukraine. On a sequential basis, fourth quarter volumes declined compared to the third quarter as a result of market stabilization attributed to customers utilizing inventory built up during the fluctuating price environments from the current year. Volumes in 2022 also benefited from a full year of increased capacity from our third rolling line in Poland, which was commissioned in late 2021 and contributed an incremental $321.7 million to 2022 net sales. Also contributing to the increase in net sales in 2022 compared to 2021 were $27.3 million of net sales from the acquired Tensar operations. Net sales in 2022 were impacted by an unfavorable foreign currency translation adjustment of $193.6 million primarily due to the increase in the average value of the U.S. dollar relative to the Polish zloty in 2022, compared to favorable foreign currency translation adjustments of $36.9 million during 2021.

Adjusted EBITDA in 2022 increased $197.8 million, or 133%, compared to 2021, primarily driven by a $178 per ton, or 70%, expansion in steel products metal margin. Increased demand for steel products caused the increase in average selling price of steel products described above to outpace the rising costs of ferrous scrap utilized per ton. Overall, the benefit from average selling price increases throughout 2022 exceeded the impact of the 40% increase in Europe segment cost of goods sold year-over-year, which was driven by higher volumes and impacts of inflation on energy and alloys. Our Europe segment continues to face an environment of rising energy costs, mitigated in part by our electricity commodity derivative and natural gas commitments. Our electricity commodity derivative resulted in a $21.7 million realized gain in 2022, recorded as a reduction to cost of goods sold, compared to a $2.4 million realized gain in 2021. See Note 11, Derivatives, in Item 8 of this Annual Report for further information on the electricity commodity derivative. Adjusted EBITDA in 2022 was impacted by unfavorable foreign currency exchange rate impacts of $39.9 million, compared to favorable foreign currency translation adjustments of $5.1 million during 2021.

Corporate and Other

	Year Ended August 31,
(in thousands)	2022	2021
Adjusted EBITDA loss	$(154,103)	$(140,568)

Corporate and Other adjusted EBITDA loss in 2022 increased by $13.5 million compared to 2021. The year-over-year increase was driven in part by $8.7 million of acquisition-related costs in 2022, with no such costs in 2021, coupled with a $9.4 million year-over-year increase in labor-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities are our principal sources of liquidity and result primarily from sales of raw materials, steel products, downstream products and related materials and services, as described in Part I, Item 1, Business, of this Annual Report. Historically, our North America operations have generated the majority of our cash. At August 31, 2022, cash and cash equivalents of $36.3 million were held by our non-U.S. subsidiaries. We use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy commodity prices. See Note 11, Derivatives, in Item 8 of this Annual Report for further information.

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 16% of total receivables at August 31, 2022.

The table below reflects our sources, facilities and availability of liquidity as of August 31, 2022. See Note 9, Credit Arrangements, in Item 8 of this Annual Report for additional information.

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$672,596	$672,596
Notes due from 2023 to 2032	1,230,000	(1)
Revolver	400,000	398,587
U.S. accounts receivable facility	150,000	150,000
Series 2022 Bonds, due 2047	145,060	—
Poland credit facilities	63,865	62,867
Poland accounts receivable facility	61,311	34,921
Poland Term Loan	32,439	—
Other	4,065	1,162
__________________________________
(1) We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.

We continually review our capital resources to determine whether we can meet our short and long-term goals. We anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, repay current maturities of long-term debt, including our $330.0 million aggregate principal amount of 4.875% Senior Notes due in May 2023, pay dividends and opportunistically repurchase shares for at least the next twelve months. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future is sufficient.

We estimate that our 2023 capital spending will range from $450 million to $500 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

As of August 31, 2022 and 2021, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

2022 Compared to 2021

Operating Activities

Net cash flows from operating activities were $700.3 million and $228.5 million in 2022 and 2021, respectively. This $471.8 million increase in net cash flows from operating activities was primarily driven by an increase in net earnings of $804.4 million, or $537.8 million after excluding the $266.6 million increase in net gain on disposal of assets. See Note 3, Changes in Business, in Item 8 of this Annual Report for more information on the sale of the Rancho Cucamonga facilities that resulted in the majority of the increase in net gain on disposal of assets year-over-year. Also contributing to the increase in net cash flows from operating activities was a $126.0 million year-over-year increase in deferred income taxes, which represents a non-cash charge to the income statement. See Note 13, Income Tax, in Item 8 of this Annual Report for more information on the change in deferred taxes. These increases in net cash flows from operating activities were partially offset by a $208.1 million year-over-year net increase in cash used by operating assets and liabilities. Accounts payable increased significantly year-over-year in 2021 compared to a slight decrease in 2022, primarily due to the rising cost of scrap at the end of 2021, which stabilized near the end of 2022. This contributed to a year-over-year $190.9 million reduction in cash from accounts payable, accrued expenses and other payables, offset, in part, by a corresponding $61.1 million reduction in cash used to fund inventory purchases. Increased sales year-over-year also contributed to a net increase of $29.6 million of cash used by accounts receivable. The remaining $48.8 million increase in cash used by other operating assets and liabilities was primarily due to increased prices of production inputs. Operating working capital days, which represents the number of days to convert accounts receivable and inventory, less accounts payable, into net sales, increased eight days year-over-year.

Investing Activities

Net cash flows used by investing activities were $684.7 million and $162.1 million in 2022 and 2021, respectively, an increase of $522.6 million. Such increase was primarily impacted by the acquisition of Tensar for a cash purchase price of approximately $550 million, net of cash acquired, as well as increased capital expenditures of $265.8 million, mostly from the construction of our third micro mill. See Note 2, Acquisition, in Part II, Item 8 of this Annual Report for more information about the acquisition. These increases in cash outflows were offset, in part, by gross proceeds of $313.0 million from the sale of the Rancho Cucamonga facilities.

Financing Activities

Net cash flows from financing activities were $165.3 million in 2022, compared to net cash flows used by financing activities of $109.4 million in 2021. The $274.7 million increase in net cash flows from financing activities was a result of many actions, including net proceeds from long-term debt of $414.8 million during 2022, compared to net long-term debt repayments of $59.2 million during 2021. Net borrowings under our accounts receivable facilities were $6.3 million during 2022 compared to $26.7 million during 2021, a decrease of $20.4 million. See Note 9, Credit Arrangements in Item 8 of this Annual Report for more information regarding our credit arrangements and 2022 debt proceeds and repayments. Partially offsetting these cash flows from financing activities was $161.9 million of treasury stock repurchased under the share repurchase program in 2022, with no such activity in 2021, $10.0 million in increased dividend payments and a $6.3 million increase attributable to tax withholdings related to share settlements, net of purchase plans. See Note 16, Capital Stock in Item 8 of this Annual Report for more information on the share repurchase program.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 9, Credit Arrangements, in Item 8 of this Annual Report for more information regarding scheduled maturities of our long-term debt. See Note 8, Leases, in Item 8 of this Annual Report for additional information on leases. Interest payable on our long-term debt was $64.7 million due in the twelve months following August 31, 2022 and $433.7 million due thereafter. Additionally, the Company has a U.S. federal repatriation tax obligation resulting from the repatriation tax provisions of the Tax Cuts and Jobs Act ("TCJA"), of which $2.2 million was due in the twelve months following August 31, 2022 and $16.6 million due thereafter.

As of August 31, 2022, our undiscounted purchase obligations were approximately $802.0 million due in the next twelve months and $138.9 million due thereafter under purchase orders and "take or pay" arrangements. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts. The "take or pay" arrangements are multi-year commitments with minimum annual purchase requirements and are entered into primarily for purchases of commodities used in operations such as electrodes and natural gas.

Of the purchase obligations due within the twelve months following August 31, 2022, approximately 29% were for the construction of our third micro mill, 22% were for consumable production inputs, such as alloys, 20% were for commodities and 10% were for capital expenditures on operating machinery and equipment. Of the purchase obligations due thereafter, 77% are for commodities and 7% are for the construction of our third micro mill. The remainder of the purchase obligations are for goods and services in the normal course of business.

We provide certain eligible employees benefits pursuant to our nonqualified Benefit Restoration Plan ("BRP") equal to amounts that would have been available under our tax qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), but for limitations of ERISA, tax laws and regulations. We did not include estimated payments related to the BRP in the above description of contractual obligations and commitments. Refer to Note 15, Employees' Retirement Plans, in Item 8 of this Annual Report for more information on the BRP.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At August 31, 2022, we had committed $21.6 million under these arrangements, of which $1.4 million reduced availability under the Revolver (as defined in Note 9, Credit Arrangements, in Item 8 of this Annual Report).

CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 18, Commitments and Contingencies, in Item 8 of this Annual Report for more information.

Environmental and Other Matters

The information set forth in Note 18, Commitments and Contingencies, in Item 8 of this Annual Report is hereby incorporated by reference.

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

We incurred environmental expenses of approximately $44.2 million, $49.8 million and $46.6 million for 2022, 2021 and 2020, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, during 2022, we spent approximately $6.9 million in capital expenditures related to costs directly associated with environmental compliance. Our accrued environmental liabilities were $5.3 million and $7.1 million as of August 31, 2022 and 2021, respectively, of which $2.0 million and $2.3 million, respectively, were classified as other noncurrent liabilities.

Solid and Hazardous Waste

We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state and local statutes where we operate. These statutes, regulations and laws may limit our disposal options with respect to certain wastes.

We currently own or lease, and in the past we have owned or leased, properties that have been used in our operations. Although we have used operating and disposal practices that were industry standard at the time, wastes may have been disposed of or released on or under the properties or on or under locations where such wastes have been taken for disposal in a manner that is now understood to pose a contamination threat. We are currently involved in the investigation and remediation of several such properties, and we have been named as a PRP at a number of contaminated sites, none of which involve real estate we ever owned or upon which we have ever conducted operations.

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

Superfund

The EPA, or an equivalent state agency, has notified us that we are considered a PRP at several sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. We may be obligated under CERCLA, or similar state statutes, to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA or third parties for such activities and pay costs for associated damages to natural resources. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs, and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, we had immaterial amounts accrued as of both August 31, 2022 and 2021, in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for 2022, 2021 and 2020 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

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

Clean Water Regulation

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

Climate Change

The potential impacts of climate change on the Company’s business and results of operations and potential future climate change regulations in the jurisdictions in which the Company operates are highly uncertain. See the risk factors entitled “Increased regulation associated with climate change could impose significant additional costs on both our steelmaking and metals recycling operations” and "Physical impacts of climate change could have a material adverse effect on our costs and operations" in Part I, Item 1A, Risk Factors, of this Annual Report.

DIVIDENDS

We paid quarterly dividends in 2022 at the rate of $0.14 per share of CMC common stock, compared to quarterly dividends paid in 2021 at the rate of $0.12 per share of CMC common stock. On October 11, 2022, the Board of Directors declared CMC's 232nd quarterly cash dividend. The dividend was declared at the rate of $0.16 per share of CMC common stock and is payable on November 10, 2022 to stockholders of record as of the close of business on October 27, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preceding discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimates and assumptions, including those related to revenue recognition, income taxes, inventory cost, acquisitions, goodwill and other intangible assets, long-lived assets, derivative instruments and contingencies, on an ongoing basis. Estimates and assumptions are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results in future periods could differ materially from these estimates. Judgments and estimates related to critical accounting policies used in the preparation of the consolidated financial statements include the following.

Revenue Recognition

Revenue from contracts where the Company provides fabricated rebar and installation services is recognized over time using an input method based on costs incurred compared to total estimated costs. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method based on tons shipped compared to total estimated tons. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If total estimated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. See Note 5, Revenue Recognition, in Item 8 of this Annual Report for further details.

Income Taxes
We periodically assess the likelihood of realizing our deferred tax assets and maintain a valuation allowance to reduce certain deferred tax assets to amounts that we believe are more likely than not to be realized. We base our judgment of the recoverability of our deferred tax assets primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies and current and future ownership changes. At August 31, 2022 and 2021, we had a valuation allowance of $268.5 million and $278.1 million, respectively, against our deferred tax assets. Of these amounts, $8.4 million and $7.7 million at August 31, 2022 and 2021, respectively, relate to net operating loss and credit carryforwards in certain state jurisdictions that are subject to estimation. The remaining valuation allowance primarily relates to net operating loss carryforwards in certain foreign jurisdictions, which the Company does not expect to realize.

Inventory Cost

We state inventories at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adjustments to inventory may be due to changes in price levels, obsolescence, damage, physical deterioration and other causes. Any adjustments required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of goods sold. Based on our review of inventories, obsolete or slow-moving inventories are not significant as of August 31, 2022 and current market conditions are favorable in our end-use markets.

Acquisitions

The Company accounts for business combinations under the acquisition method of accounting, which requires assets acquired and liabilities assumed to be recorded at their estimated fair value at the date of acquisition. The fair value is estimated by the Company using valuation techniques and Level 3 inputs, including expected future cash flows and discount rates. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions. See Note 2, Acquisition, in Item 8 of this Annual Report for more information about the Tensar acquisition.

Goodwill and Other Intangible Assets

Goodwill and indefinite lived intangible assets are tested for impairment annually as of the first day of the Company’s fourth quarter, or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is tested at the reporting unit level, which represents an operating segment or one level below an operating segment. When assessing the recoverability of goodwill and other indefinite lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the respective fair value is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite lived intangible assets and perform a quantitative test, based on management's judgment. If the Company chooses to bypass the qualitative assessment, it performs a quantitative test by comparing the fair value of the reporting units or indefinite lived intangible assets to their respective carrying amounts and records an impairment charge if the carrying amount exceeds the fair value; however, the loss recognized, if any, will not exceed the total amount of the intangible asset or the goodwill allocated to a reporting unit.

When assessing the recoverability of goodwill using a quantitative approach we use an income and a market approach to calculate the fair value of the reporting unit. To calculate the fair value of a reporting unit using the income approach, management uses a discounted cash flow model, which includes a number of significant assumptions and estimates regarding future cash flows such as discount rates, volumes, prices, capital expenditures and the impact of current market conditions. The market approach estimates fair value based on market multiples of earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The estimates used during a quantitative approach to test goodwill could be materially impacted by adverse changes in market conditions.

For 2022 and 2021, the annual goodwill impairment analyses did not result in impairment charges. As of August 31, 2022, the Company had goodwill of $249.0 million, of which $183.7 million resulted from the Tensar acquisition and $56.9 million relates to a reporting unit within the North America operating segment. In 2022, other than the reporting unit with $56.9 million of goodwill within the North America operating segment, management tested all reporting units using a qualitative approach and determined it was more likely than not that their fair values exceeded the respective carrying values. The reporting unit with $56.9 million of goodwill in the North America operating segment was tested using a quantitative approach and the resulting fair value exceeded its carrying value by 18%, which the Company believes is substantially in excess of carrying value. An increase or decrease of 1% to the discount rate or terminal growth rate would not result in an impairment charge for this reporting unit.

As of August 31, 2022, the Company had indefinite lived intangible assets of $56.0 million, all of which resulted from the Tensar acquisition. In 2022, the indefinite lived intangible assets were tested for impairment using a qualitative approach. Based on the Company’s annual impairment testing of the indefinite lived intangible assets, we concluded it is more likely than not that their fair values exceeded the respective carrying values. Based on the results of impairment tests performed in 2022, management does not believe that it is reasonably likely that our reporting units or indefinite lived intangible assets will fail their respective impairment tests in the near term. See Note 7, Goodwill and Other Intangible Assets, in Item 8 of this Annual Report for additional information.

Long-Lived Assets

We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the net carrying value may not be recoverable from the undiscounted future cash flows from operations. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to: (i) a significant decrease in the market price of the asset, (ii) a significant adverse change in the extent or manner that the asset is used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of the asset, (iv) an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, (v) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast of continuing losses associated with the use of the asset and (vi) a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net carrying values are reduced to fair values. Our operations are capital intensive. The estimates of undiscounted future cash flows used during an impairment review of a long-lived asset or asset group require judgments and assumptions of future cash flows that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's perspective on future cash flows. During 2022, there were no events or circumstances that triggered an impairment review.

Derivative Financial Instruments

Our global operations and product lines expose us to risks from fluctuations in metal commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. To limit the impact of these exposures, we enter into derivative instruments. We do not enter into derivative financial instruments for speculative purposes. We evaluate the fair value of our derivative financial instruments using an established fair value hierarchy as stated in Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Item 8 of this Annual Report. One derivative instrument is a commodity derivative for which the fair value estimate is based on an internally developed discounted cash flow model primarily utilizing Level 3 unobservable inputs for which there is little or no market data. The company determined the Level 3 fair value inputs as provided for under ASC 820, consisting of information obtained from relevant published indexes and external sources along with management’s own assumptions. Fluctuations in the information used to forecast future energy rates may cause volatility in the fair value estimate and in the unrealized gains and losses in other comprehensive income. See Note 12, Fair Value, in Item 8 of this Annual Report for more information on the Level 3 commodity derivative.

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

Other Accounting Policies and New Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Item 8 of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report contains "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the impact of the Russian invasion of Ukraine, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by acquisitions and strategic investments, demand for our products, metal margins, the effect of COVID-19 and related governmental and economic responses thereto, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, share repurchases, legal proceedings, construction activity, international trade, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the timeline for execution of our growth plan, and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans, or intentions.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Annual Report is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors of this Annual Report as well as the following:

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

•increased attention to environmental, social and governance ("ESG") matters, including any targets or other ESG or environmental justice initiatives;

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

•our ability to successfully identify, consummate and integrate acquisitions and realize any or all of the anticipated synergies or other benefits of acquisitions;

•the effects that acquisitions may have on our financial leverage;

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

•impact of goodwill or other indefinite lived intangible asset impairment charges;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approach to Mitigating Market Risk

See Note 11, Derivatives, in Item 8 of this Annual Report for disclosure regarding our approach to mitigating market risk and for summarized market risk information by year. Also, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Item 8 of this Annual Report for additional information. We utilized the following types of derivative instruments during 2022 in accordance with our risk management program. None of the instruments were entered into for speculative purposes.

Foreign Currency Exchange Forward Contracts

Our global operations expose us to risks from fluctuations in foreign currency exchange rates. The Polish zloty ("PLN") to the United States Dollar ("USD") exchange rate is considered to be a material foreign currency exchange rate risk exposure. We enter into currency exchange forward contracts as economic hedges of trade commitments denominated in currencies other than our functional currency or the functional currency of our subsidiaries, including commitments denominated in PLN, USD and the Euro ("EUR").

The fair value of our foreign currency exchange forward contract commitments as of August 31, 2022 were as follows:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			Total Contract Fair Value (in thousands)
PLN	930,784	EUR	192,812	4.64	—	5.33	$372
PLN	12,646	USD	2,815	4.02	—	4.84	137
USD	3,446	EUR	3,408	1.00	—	1.02	20
USD	43,070	PLN	193,807	0.22	—	0.23	(2,312)
							$(1,783)
__________________________________
(1) Most foreign currency exchange forward contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

Commodity Futures Contracts

Our product lines expose us to risks from fluctuations in metal commodity prices and natural gas, electricity and other energy commodity prices. We base pricing in some of our sales and purchase contracts on metal commodity futures exchange quotes, which we determine at the beginning of the contract. Due to the volatility of the metal commodity indexes, we enter into metal commodity futures contracts for copper and aluminum. These futures contracts mitigate the risk of unanticipated declines in gross margin due to the price volatility of the underlying commodities. We also enter into energy derivatives to mitigate the risk of unanticipated declines in gross margin due to the price volatility of electricity and natural gas.

The fair value of our commodity futures contract commitments as of August 31, 2022 were as follows:

Commodity	Terminal Exchange	Long/ Short	Total Contract Volumes		Range or Amount of Hedge Rates per unit				Total Contract Fair Value(1) (in thousands)
Aluminum	London Metal Exchange	Long	3,700	MT		$2,388.00	—	$2,506.00	$(260)
Aluminum	London Metal Exchange	Short	1,700	MT		$2,368.50	—	$2,510.00	136
Copper	New York Mercantile Exchange	Long	635	MT		$331.30	—	$369.90	(35)
Copper	New York Mercantile Exchange	Short	9,310	MT		$319.60	—	$476.65	3,515
Electricity	N/A(2)	Long	1,676,000	MW(h)	PLN	234.60	—	274.87	143,500
Natural Gas	New York Mercantile Exchange	Long	4,850,300	MMBtu		$3.45	—	$5.71	12,731
									$159,587
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Metric Million British thermal unit
(1) All commodity futures contract commitments mature within one year, except for the electricity and natural gas contract commitments, which have maturity dates of December 31, 2030 and August 31, 2025, respectively.
(2) There is no terminal exchange for electricity as it is a bilateral agreement with a counterparty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Commercial Metals Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2022, of the Company and our report dated October 13, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, management excluded from its assessment the internal control over financial reporting at Tensar, which was acquired on April 25, 2022, and whose financial statements constitute 10% of total assets and 1% of net sales of the consolidated financial statement amounts as of and for the year ended August 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Tensar.
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
October 13, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Commercial Metals Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended August 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 13, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill — A Reporting Unit within the North America Segment – Refer to Notes 1 and 7 to the Financial Statements

Critical Audit Matter Description
The Company has goodwill of $249.0 million, of which $183.7 million relates to the Tensar acquisition and $56.9 million relates to a reporting unit within the North America segment. Goodwill is tested for impairment at the reporting unit level annually and whenever events or circumstances indicate that the carrying value may not be recoverable. The Company’s goodwill impairment assessment involves comparing the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. The determination of fair value using the income approach is based on the present value of estimated future cash flows, which requires management to make significant estimates and assumptions of revenue growth rates and operating margins, and selection of the discount rate. The determination of the fair value using the market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.
At August 31, 2022, based on the results of the Company’s annual impairment testing, no impairment was recognized as the fair value of the Company’s reporting units exceeded their carrying value.

We identified the Company’s goodwill impairment assessment for the $56.9 million of goodwill related to a reporting unit within the North America segment as a critical audit matter because of the significant estimates and assumptions used by management to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions of future cash flows based on estimates of revenue growth rates and operating margins and selection of the discount rate for the income approach, and multiples of earnings for the market approach.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the goodwill impairment assessment for the specified reporting unit within the North America segment included the following, among others:
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

Valuation of acquired intangible assets in the Tensar acquisition – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description
On April 25, 2022, the Company completed the acquisition of Tensar for a purchase price of $550 million, net of cash acquired (the "Tensar acquisition”). The Company accounted for the Tensar acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. As part of the Tensar acquisition, the Company acquired $260.5 million of intangible assets, including developed technologies, trade names, and customer relationships. Management estimated the fair value of the acquired intangible assets as follows:
•developed technologies using the income approach under the excess earnings method;
•trade names using the income approach under the relief from royalty method; and
•customer relationships using the income approach under the with-and-without method.
The fair value determination of the developed technologies, trade names, and customer relationships required management to make significant estimates and assumptions related to future cash flows and the selection of discount rates.
We identified valuation of acquired intangible assets in the Tensar acquisition as a critical audit matter because of the significant estimates and assumptions used to determine the valuation of such acquired assets. Performing audit procedures to evaluate the reasonableness of management’s valuation of acquired intangible assets required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of acquired intangible assets in the Tensar acquisition included the following, among others:
•We tested the effectiveness of controls over the valuation of intangible assets acquired, including management’s controls over the forecasts of future cash flows and selection of discount rates.
•We assessed the reasonableness of management’s estimated future cash flows by comparing the assumptions used in the projections to historical results.
•With the assistance of our fair value specialists:
◦We evaluated the reasonableness of the valuation methodologies utilized.

◦We evaluated the reasonableness of the discount rates utilized by testing the underlying source information and the mathematical accuracy of the calculations and developing an independent range of estimated discount rates and comparing that range to the discount rates used in the Company's valuations.

/s/ Deloitte & Touche LLP

Dallas, Texas
October 13, 2022

We have served as the Company's auditor since 1959.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
	Year Ended August 31,
(in thousands, except share and per share data)	2022	2021	2020
Net sales	$8,913,481	$6,729,760	$5,476,486
Costs and operating expenses (income):
Cost of goods sold	7,057,085	5,623,903	4,531,688
Selling, general and administrative expenses	544,984	505,117	507,007
Interest expense	50,709	51,904	61,837
Loss on debt extinguishment	16,052	16,841	1,778
Asset impairments	4,926	6,784	7,611
Gain on sale of assets	(275,422)	(8,807)	(4,213)
Net costs and operating expenses	7,398,334	6,195,742	5,105,708
Earnings from continuing operations before income taxes	1,515,147	534,018	370,778
Income taxes	297,885	121,153	92,476
Net earnings from continuing operations	1,217,262	412,865	278,302

Earnings from discontinued operations before income taxes	—	—	1,907
Income taxes	—	—	706
Earnings from discontinued operations	—	—	1,201

Net earnings	$1,217,262	$412,865	$279,503

Basic earnings per share:
Earnings from continuing operations	$10.09	$3.43	$2.34
Earnings from discontinued operations	—	—	0.01
Net earnings	$10.09	$3.43	$2.35

Diluted earnings per share:
Earnings from continuing operations	$9.95	$3.38	$2.31
Earnings from discontinued operations	—	—	0.01
Net earnings	$9.95	$3.38	$2.32

Average basic shares outstanding	120,648,090	120,338,357	118,921,854
Average diluted shares outstanding	122,372,386	121,983,497	120,309,621
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended August 31,
(in thousands)	2022	2021	2020
Net earnings	$1,217,262	$412,865	$279,503
Other comprehensive income (loss), net of income taxes:
Foreign currency translation and other	(140,217)	(17,747)	33,565
Derivatives:
Net unrealized holding gain (loss)	138,634	35,492	(12,136)
Reclassification for realized gain	(22,173)	(2,377)	(304)
Net unrealized gain (loss) on derivatives	116,461	33,115	(12,440)
Defined benefit plans:
Net gain (loss)	(5,898)	3,523	(796)
Reclassification for settlement losses and other	23	53	33
Defined benefit plans gain (loss) after amortization of prior service costs and net actuarial losses	(5,875)	3,576	(763)
Total other comprehensive income (loss), net of income taxes	(29,631)	18,944	20,362
Comprehensive income	$1,187,631	$431,809	$299,865
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	August 31,
(in thousands, except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$672,596	$497,745
Accounts receivable (less allowance for doubtful accounts of $4,990 and $5,553)	1,358,907	1,105,580
Inventories	1,169,696	935,387
Prepaid and other current assets	240,209	173,033
Assets held for sale	60	25,083
Total current assets	3,441,468	2,736,828
Property, plant and equipment:
Land	155,237	123,135
Buildings and improvements	799,715	792,915
Equipment	2,440,910	2,435,541
Construction in process	489,031	147,166
	3,884,893	3,498,757
Less accumulated depreciation and amortization	(1,974,022)	(1,932,634)
Property, plant and equipment, net	1,910,871	1,566,123
Intangible assets, net	257,409	10,117
Goodwill	249,009	66,137
Other noncurrent assets	378,270	259,466
Total assets	$6,237,027	$4,638,671
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$428,055	$450,723
Accrued expenses and other payables	540,136	475,384
Current maturities of long-term debt and short-term borrowings	388,796	54,366
Total current liabilities	1,356,987	980,473
Deferred income taxes	250,302	112,067
Other noncurrent liabilities	230,060	235,607
Long-term debt	1,113,249	1,015,415
Total liabilities	2,950,598	2,343,562
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,496,053 and 120,586,589 shares	1,290	1,290
Additional paid-in capital	382,767	368,064
Accumulated other comprehensive loss	(114,451)	(84,820)
Retained earnings	3,312,438	2,162,925
Less treasury stock, 11,564,611 and 8,474,075 shares at cost	(295,847)	(152,582)
Stockholders' equity	3,286,197	2,294,877
Stockholders' equity attributable to non-controlling interests	232	232
Total stockholders' equity	3,286,429	2,295,109
Total liabilities and stockholders' equity	$6,237,027	$4,638,671
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended August 31,
(in thousands)	2022	2021	2020
Cash flows from (used by) operating activities:
Net earnings	$1,217,262	$412,865	$279,503
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	175,024	167,613	165,758
Deferred income taxes and other long-term taxes	86,175	(39,873)	49,580
Stock-based compensation	46,978	43,677	31,850
Loss on debt extinguishment	16,052	16,841	1,778
Asset impairments	4,926	6,784	7,611
Other	2,553	541	2,643
Net gain on disposals of subsidiaries, assets and other	(275,422)	(8,807)	(4,213)
Amortization of acquired unfavorable contract backlog	—	(6,035)	(29,367)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(257,607)	(228,026)	146,375
Inventories	(255,175)	(316,316)	78,903
Accounts payable, accrued expenses and other payables	3,899	194,801	45,718
Other operating assets and liabilities	(64,356)	(15,591)	15,065
Net cash flows from operating activities	700,309	228,474	791,204

Cash flows from (used by) investing activities:
Acquisitions, net of cash acquired	(552,449)	(1,888)	(18,137)
Capital expenditures	(449,988)	(184,165)	(187,618)
Proceeds from the sale of property, plant and equipment and other	315,148	26,424	11,843
Proceeds from insurance	3,081	—	—
Other	(507)	(2,500)	974
Net cash flows used by investing activities	(684,715)	(162,129)	(192,938)

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	743,391	309,279	62,539
Repayments of long-term debt	(328,594)	(368,527)	(246,523)
Proceeds from accounts receivable facilities	440,236	296,586	234,482
Repayments under accounts receivable facilities	(433,936)	(269,858)	(237,828)
Treasury stock acquired	(161,880)	—	—
Dividends	(67,749)	(57,766)	(57,056)
Tax withholdings related to share settlements, net of purchase plans	(9,457)	(3,166)	(3,420)
Debt extinguishment costs	(13,642)	(13,128)	—
Debt issuance costs	(3,064)	(2,830)	—
Contribution from non-controlling interest	—	20	16
Net cash flows from (used by) financing activities	165,305	(109,390)	(247,790)
Effect of exchange rate changes on cash	(2,785)	(790)	759
Increase (decrease) in cash and cash equivalents	178,114	(43,835)	351,235
Cash, restricted cash and cash equivalents at beginning of period	501,129	544,964	193,729
Cash, restricted cash and cash equivalents at end of period	$679,243	$501,129	$544,964
See notes to consolidated financial statements.

	Year Ended August 31,
(in thousands)	2022	2021	2020
Supplemental information:
Cash paid for income taxes	$229,316	$140,950	$44,499
Cash paid for interest	47,329	58,325	59,711

Noncash activities:
Liabilities related to additions of property, plant and equipment	$55,648	$39,899	$25,100

Cash and cash equivalents	$672,596	$497,745	$542,103
Restricted cash	6,647	3,384	2,861
Total cash, restricted cash and cash equivalents	$679,243	$501,129	$544,964

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-Controlling Interests	Total
Balance at September 1, 2019	129,060,664	$1,290	$358,668	$(124,126)	$1,585,379	(11,135,726)	$(197,350)	$196	$1,624,057
Net earnings					279,503				279,503
Other comprehensive income				20,362					20,362
Dividends ($0.48 per share)					(57,056)				(57,056)
Tax withholdings related to share settlements, net of purchase plans			(25,707)			1,295,967	22,287		(3,420)
Stock-based compensation and other			23,441						23,441
Contribution of noncontrolling interest								16	16
Reclassification of share-based liability awards			2,510						2,510
Balance at August 31, 2020	129,060,664	$1,290	$358,912	$(103,764)	$1,807,826	(9,839,759)	$(175,063)	$212	$1,889,413
Net earnings					412,865				412,865
Other comprehensive income				18,944					18,944
Dividends ($0.48 per share)					(57,766)				(57,766)
Tax withholdings related to share settlements, net of purchase plans			(25,647)			1,365,684	22,481		(3,166)
Stock-based compensation			29,380						29,380
Contribution of noncontrolling interest								20	20
Reclassification of share-based liability awards			5,419						5,419
Balance at August 31, 2021	129,060,664	$1,290	$368,064	$(84,820)	$2,162,925	(8,474,075)	$(152,582)	$232	$2,295,109
Net earnings					1,217,262				1,217,262
Other comprehensive loss				(29,631)					(29,631)
Dividends ($0.56 per share)					(67,749)				(67,749)
Treasury stock acquired						(4,496,628)	(161,880)		(161,880)
Tax withholdings related to share settlements, net of purchase plans			(28,072)			1,406,092	18,615		(9,457)
Stock-based compensation			33,684						33,684
Reclassification of share-based liability awards			9,091						9,091
Balance at August 31, 2022	129,060,664	$1,290	$382,767	$(114,451)	$3,312,438	(11,564,611)	$(295,847)	$232	$3,286,429
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Commercial Metals Company ("CMC") and its subsidiaries (collectively, the "Company," "we," "our" or "us") manufacture, recycle and fabricate steel and metal products and provide related materials and services through a network of facilities that includes seven electric arc furnace ("EAF") mini mills, two EAF micro mills, one rerolling mill, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the United States ("U.S.") and Poland. Through its Tensar operations, CMC is a leading global provider of innovative ground and soil stabilization solutions selling into more than 80 national markets through two major product lines: Tensar® geogrids and Geopier® foundation systems.

The Company has two reportable segments: North America and Europe.

North America

The North America segment is primarily composed of a vertically integrated network of recycling facilities, steel mills and fabrication operations located in the U.S. The recycling facilities process ferrous and nonferrous scrap metals (collectively known as "raw materials") for use by manufacturers of new metal products. The steel mills manufacture finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural and other special sections as well as semi-finished billets for rerolling and forging applications (collectively known as "steel products"). The fabrication operations primarily manufacture fabricated rebar and steel fence posts (collectively known as "downstream products"). The general strategy in North America is to optimize the Company's vertically integrated value chain to maximize profitability by obtaining the lowest possible input costs and highest possible selling prices. The Company operates the recycling facilities to provide low-cost scrap to the steel mills and the fabrication operations to optimize the steel mill volumes. The North America segment's products are sold primarily to steel mills and foundries, construction, fabrication and other manufacturing industries. In addition, the North America segment also has facilities that provide construction-related solutions to serve complementary markets to our vertically integrated operations.

Europe

The Europe segment is primarily composed of a vertically integrated network of recycling facilities, an EAF mini mill and fabrication operations located in Poland. The steel products manufactured by this segment include rebar, merchant bar and wire rod as well as semi-finished billets. In addition, the downstream products manufactured by this segment's fabrication operations include fabricated rebar, fabricated mesh, assembled rebar cages and other fabricated rebar by-products. The Europe segment's products are sold primarily to fabricators, manufacturers, distributors and construction companies. In addition, the Europe segment also has facilities that provide construction-related solutions to serve complementary markets to our vertically integrated operations.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries and certain variable interest entities ("VIEs") for which the Company is the primary beneficiary. Intercompany account balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of net sales and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, income taxes, carrying value of inventory, acquisitions, goodwill, long-lived assets, derivative instruments and contingencies. Actual results could differ significantly from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term, highly-liquid investments with original maturities of three months or less at the date of purchase.

Revenue Recognition and Allowance for Doubtful Accounts

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration received or expected to be received in exchange for those goods or services. The Company's performance obligations arise from (i) sales of raw materials, steel products, downstream products and construction-related solutions and (ii) installation services performed by its fabrication operations. The shipment of products to customers is considered a fulfillment activity and amounts billed to customers for shipping and freight are included in net sales, and the related costs are included in cost of goods sold. Net sales are presented net of taxes. Revenue related to raw materials, steel products and construction-related solutions in the North America and Europe segments and downstream products in the Europe segment is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. Revenue related to steel fence posts and other downstream products in the North America segment not discussed below is recognized equal to billing under an available practical expedient.
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
The Company maintains an allowance for doubtful accounts for the accounts receivable we estimate will not be collected based on market conditions, customers' financial condition and other factors. Historically, these allowances have not been material. The Company reviews and sets credit limits for each customer. The Europe segment uses credit insurance to ensure payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 16% and 17% of total receivables at August 31, 2022 and 2021, respectively, were secured by credit insurance.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the weighted average cost method.

Elements of cost in finished goods inventory in addition to the cost of material include depreciation, utilities, consumable production inputs, maintenance, production, wages and transportation costs. Additionally, the costs of departments that support production, including materials management and quality control, are allocated to inventory.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Maintenance is expensed as incurred. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

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

Grants related to income are any grants that are not considered grants related to assets, such as grants to compensate for certain expenses. Grants related to income are recognized as a reduction in the related expense in the period that the recognition criteria are met. See Note 10, New Markets Tax Credit Transactions.

Goodwill and Other Intangible Assets

Goodwill and other indefinite lived intangible assets are tested for impairment annually as of the first day of the Company's fourth quarter, or more frequently if events or circumstances indicate that impairment may be possible. To evaluate goodwill and other indefinite lived intangible assets for impairment, the Company may use qualitative assessments to determine whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an indefinite lived intangible asset is less than its carrying amount. The qualitative assessments consider multiple factors, including the current operating environment, historical and future financial performance and industry and market conditions. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may elect to bypass the qualitative assessment and instead perform a quantitative impairment test to calculate the fair value of the reporting unit in comparison to its associated carrying value.

The Company's reporting units represent an operating segment or one level below an operating segment. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company determines the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into account industry and market conditions. The discount rate is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the reporting unit. The market approach estimates fair value based on market multiples of earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is indicated in the amount that the carrying value exceeds the fair value of the reporting unit, not to exceed the goodwill value for the reporting unit.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment charges are recorded on finite-lived intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

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

Stock-Based Compensation

The Company recognizes stock-based equity and liability awards at fair value. The fair value of each stock-based equity award is estimated at the grant date using either the Black-Scholes or Monte Carlo pricing model. Total compensation cost of the stock-based equity award is amortized over the requisite service period using the accelerated method of amortization for grants with graded vesting or the straight-line method for grants with cliff vesting. Stock-based liability awards are measured at fair value at the end of each reporting period and will fluctuate based on the price of CMC common stock and performance relative to the targets.

Income Taxes

CMC and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and income tax bases of assets and liabilities. The principal differences are described in Note 13, Income Tax. Benefits from income tax credits are reflected currently in earnings. The Company records income tax positions based on a more likely than not threshold that the tax positions will be sustained on examination by the taxing authorities having full knowledge of all relevant information. The Company classifies interest and any statutory penalties recognized on a tax position as income tax expense.

Foreign Currencies

The functional currency of the Company's Polish operations is the local currency, the Polish zloty ("PLN"). Translation adjustments are reported as a component of accumulated other comprehensive income or loss. Transactions denominated in currencies other than the functional currency related to continuing operations yielded a $9.6 million gain in 2022 and immaterial gains or losses in 2021 and 2020.

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

In November 2021, the Financial Accounting Standards Board issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance. ASU 2021-10 aims to increase the transparency of government assistance through the disclosure of the types of assistance, an entity's accounting for the assistance and the effect of the assistance on an entity's financial statements. This standard is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company will continue to evaluate the impact of this guidance based on government assistance received after the effective date of this guidance.

NOTE 2. ACQUISITION

On April 25, 2022 (the "Acquisition Date"), the Company completed the acquisition of TAC Acquisition Corp. ("Tensar"). The total cash purchase price, net of $19.6 million cash acquired, was approximately $550 million, subject to customary purchase price adjustments, and was funded through domestic cash on-hand.

Tensar is a leading global provider of innovative ground stabilization and soil reinforcement solutions through two major product lines: Tensar® geogrids and Geopier® foundation systems, which are complementary to the Company's existing concrete reinforcement product lines within North America and Europe. Geogrids are polymer-based products used for ground stabilization, soil reinforcement and asphalt optimization in construction applications, including roadways, public infrastructure and industrial facilities. Geopier foundation systems are ground improvement solutions that increase the load-bearing characteristics of ground structures and working surfaces and can be applied in soil types and construction situations in which traditional support methods are impractical or would make a project infeasible.

Tensar’s end customers include commercial, industrial and residential site developers, mining and oil and gas companies, transportation authorities, coastal and waterway authorities and waste management companies. Tensar serves customers in more than 80 national markets through its manufacturing facilities, the largest of which are located in Morrow, Georgia and Blackburn, England. The acquired operations in North America are presented within the North America reportable segment, and the remaining acquired operations are presented within the Europe reportable segment.

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the Acquisition Date fair value. In valuing acquired assets and liabilities, fair value estimates were determined using Level 3 inputs, including expected future cash flows and discount rates. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the Acquisition Date, the Company’s estimates are inherently uncertain and subject to refinement. The results of operations of Tensar are reflected in the Company’s consolidated financial statements from the Acquisition Date. The financial statements are not retrospectively adjusted for any adjustments that occur during the allowable one-year measurement period (the "Measurement Period"). Rather, any adjustments to provisional amounts identified during the Measurement Period will be recorded in the reporting period in which the adjustment is determined.

The table below presents the preliminary fair values and measurement period adjustments that were allocated to Tensar's assets and liabilities as of the Acquisition Date:

(in thousands)	Estimated Fair Value as of Acquisition Date	Measurement Period Adjustments	Estimated Fair Value
Cash and cash equivalents	$19,551	$—	$19,551
Accounts receivable	38,188	(447)	37,741
Inventories	38,810	652	39,462
Prepaid and other current assets	14,143	(1,615)	12,528
Defined benefit pension plan	14,620	—	14,620
Property, plant and equipment	88,541	(2,558)	85,983
Intangible assets	260,500	—	260,500
Goodwill	187,861	(1,056)	186,805
Other noncurrent assets	19,430	230	19,660
Accounts payable	(12,468)	334	(12,134)
Accrued expenses and other payables	(23,307)	(418)	(23,725)
Current maturities of long-term debt	(3,277)	—	(3,277)
Deferred income taxes	(48,683)	3,628	(45,055)
Other noncurrent liabilities	(17,597)	1,250	(16,347)
Long-term debt	(4,312)	—	(4,312)
Total assets acquired and liabilities assumed	$572,000	$—	$572,000

Inventories

The acquired inventory is comprised of finished goods, work in process and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for the selling costs, economic rents for use of intangible assets involved with the disposal process and a reasonable profit margin. The fair value of work in process was calculated as the estimated selling price, adjusted for estimated costs to complete manufacturing, estimated selling costs and a reasonable profit margin. The fair value of raw materials approximates the historical carrying value or was calculated based on the estimated replacement cost. The total purchase accounting inventory adjustment of $8.7 million was recognized during the year ended August 31, 2022 and was reflected as cost of goods sold as the related inventory was sold.

Defined Benefit Pension Plan

The Company recognized a net asset of $14.6 million at the Acquisition Date, representing the overfunded status of the acquired defined benefit pension plan. See Note 15, Employees' Retirement Plans, for more information on the acquired plan.

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

Goodwill

Goodwill from acquisitions represents the excess of the purchase price over the fair value of net assets acquired. The factors contributing to the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized from the acquisition, due in part to the complementing markets for engineered construction ground reinforcement and concrete reinforcement. As of the Acquisition Date, the Company added $186.8 million of goodwill related to the Tensar acquisition. The recognized goodwill is not deductible for tax purposes.

Intangible Assets

The acquired intangible assets consist of:

(in thousands, except life in years)	Life in Years	Estimated Fair Value
Developed technologies	1 to 11	$147,900
Trade names	8 to 9 or indefinite	57,000
Customer relationships	12 to 17	53,200
In-process research and development	Indefinite	2,400

The fair value of developed technologies was calculated using the income approach under the excess earnings method and considers selling, marketing and research and development costs, which were allocated based on patent lifecycles.

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

Deferred Income Taxes

Deferred tax liabilities include the expected future U.S. federal, state and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating the deferred tax liabilities represent the appropriate tax rate for each respective jurisdiction. Deferred tax liabilities may be adjusted during the Measurement Period as the Company finalizes tax returns for periods prior to the Acquisition Date.

Other Assets Acquired and Liabilities Assumed

The Company used historical carrying values for trade accounts receivable and payables, as well as certain other current and noncurrent assets and liabilities, as their carrying values represented the fair value of those items as of the Acquisition Date.

Financial Results

The following table summarizes the financial results of Tensar from the Acquisition Date through the end of fiscal 2022 that are included in the Company’s consolidated statement of earnings and consolidated statement of comprehensive income:

(in thousands)	From the Acquisition Date to August 31, 2022
Net sales	$102,107
Earnings before income taxes	3,183

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

	Year Ended August 31,
(in thousands)	2022	2021
Pro forma net sales	$9,064,322	$6,957,903
Pro forma net earnings	1,238,174	416,904

The pro forma results presented above include, but are not limited to, adjustments to remove the impact of $8.7 million of acquisition and integration expenses from 2022 and reapportion $1.0 million of those costs incurred following the Acquisition Date to 2021, as well as reallocate $8.7 million of increased cost of goods sold in 2022 to 2021 as a result of the revaluation of inventory. The pro forma results also reflect increased amortization expense from acquired intangible assets of $8.1 million in 2022 and $12.4 million in 2021.

NOTE 3. CHANGES IN BUSINESS

Facility Closures and Dispositions

In October 2019, the Company closed the melting operations at its Rancho Cucamonga facility, which was part of the North America segment, and in August 2020, the Company announced plans to sell the facility. Additionally, in September 2021, the Company ceased operations at a rebar fabrication facility adjacent to the Rancho Cucamonga facility. Due to these closures, the Company recorded $13.8 million and $9.8 million in 2021 and 2020, respectively, related to asset impairments, severance, pension curtailment, environmental obligations and vendor agreement terminations. The closures did not meet the criteria for discontinued operations.

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

On September 29, 2021, the Company entered into a definitive agreement to sell the assets associated with the Rancho Cucamonga facilities. On December 28, 2021, the sale of the Rancho Cucamonga facilities was completed for gross proceeds of $313.0 million, of which $22.0 million was used to purchase like-kind assets in 2022 per the terms of the sale agreement.

In 2020, the Company idled six facilities in its North America segment and recorded $6.2 million of expense related to severance and ROU and other long-lived asset impairments.

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") was comprised of the following:

(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance at September 1, 2019	$(121,498)	$1,106	$(3,734)	$(124,126)
Other comprehensive income (loss) before reclassifications	33,559	(14,983)	(952)	17,624
Reclassification for (gain) loss(1)	6	(375)	—	(369)
Income tax benefit	—	2,918	189	3,107
Net other comprehensive income (loss)	33,565	(12,440)	(763)	20,362
Balance at August 31, 2020	(87,933)	(11,334)	(4,497)	(103,764)
Other comprehensive income (loss) before reclassifications	(17,747)	42,233	4,522	29,008
Reclassification for gain(1)	—	(2,826)	—	(2,826)
Income tax expense	—	(6,292)	(946)	(7,238)
Net other comprehensive income (loss)	(17,747)	33,115	3,576	18,944
Balance at August 31, 2021	(105,680)	21,781	(921)	(84,820)
Other comprehensive income (loss) before reclassifications	(140,217)	171,607	(8,457)	22,933
Reclassification for gain(1)	—	(27,511)	—	(27,511)
Income tax (expense) benefit	—	(27,635)	2,582	(25,053)
Net other comprehensive income (loss)	(140,217)	116,461	(5,875)	(29,631)
Balance at August 31, 2022	$(245,897)	$138,242	$(6,796)	$(114,451)
__________________________________
(1) Reclassifications for gains and losses on derivatives included in net earnings are recorded in cost of goods sold in the consolidated statements of earnings.

NOTE 5. REVENUE RECOGNITION

Revenue from Contracts with Customers
Revenue related to raw materials, steel products and construction-related solutions in the North America and Europe segments and downstream products in the Europe segment is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. See Note 20, Operating Segments for further information about disaggregated revenue by our major product lines.

Each downstream product contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input measure, and these contracts represented 8%, 10% and 12% of net sales in the North America segment in 2022, 2021 and 2020, respectively. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure, and these contracts represented 9% of net sales in the North America segment in 2022 and 2021, and 11% in 2020.
The following table provides information about assets and liabilities from contracts with customers:

	August 31,
(in thousands)	2022	2021
Contract assets (included in accounts receivable)	$73,037	$64,168
Contract liabilities (included in accrued expenses and other payables)	27,567	23,948

The entire contract liability as of August 31, 2021 was recognized in 2022.

Remaining Performance Obligations
As of August 31, 2022, a total of $1.1 billion has been allocated to remaining performance obligations in the North America segment related to contracts where revenue is recognized using an input or output measure. Of this amount, the Company estimates that approximately 78% of the remaining performance obligations will be recognized during 2023 and the remainder will be recognized during 2024. The duration of all other contracts in the North America and Europe segments are typically less than one year.

NOTE 6. INVENTORIES

The majority of the Company's inventories are in the form of semi-finished and finished steel products. Under the Company’s vertically integrated business model, steel products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined as finished goods.

The components of inventories were as follows:

(in thousands)	August 31, 2022	August 31, 2021
Raw materials	$271,756	$286,123
Work in process	9,446	6,881
Finished goods	888,494	642,383
Total	$1,169,696	$935,387

Inventory write-downs were immaterial for 2022, 2021 and 2020.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reportable segment is detailed in the following table:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross:
Balance at September 1, 2020	$71,941	$2,579	$74,520
Acquisition	—	1,909	1,909
Foreign currency translation	—	(98)	(98)
Balance at August 31, 2021	71,941	4,390	76,331
Acquisition	144,118	42,687	186,805
Foreign currency translation	—	(3,962)	(3,962)
Balance at August 31, 2022	216,059	43,115	259,174

Accumulated impairment:
Balance at September 1, 2020	(10,036)	(163)	(10,199)
Foreign currency translation	—	5	5
Balance at August 31, 2021	(10,036)	(158)	(10,194)
Foreign currency translation	—	29	29
Balance at August 31, 2022	(10,036)	(129)	(10,165)

Goodwill, net:
Balance at September 1, 2020	61,905	2,416	64,321
Acquisition	—	1,909	1,909
Foreign currency translation	—	(93)	(93)
Balance at August 31, 2021	61,905	4,232	66,137
Acquisition	144,118	42,687	186,805
Foreign currency translation	—	(3,933)	(3,933)
Balance at August 31, 2022	$206,023	$42,986	$249,009

During 2022, 2021 and 2020, the annual goodwill impairment analyses did not result in any impairment charges. For the year ended August 31, 2022, the Company performed qualitative tests for all reporting units other than one reporting unit within the North America reporting segment consisting of $56.9 million of goodwill. The results of the qualitative tests indicated it was more likely than not that the fair value of all reporting units with goodwill exceeded their carrying value. The Company elected to bypass the qualitative test and perform a quantitative test for the North America reporting unit consisting of $56.9 million of goodwill. Based on the results of the quantitative test, the fair value of this reporting unit exceeded its carrying value by 18%.

Other intangible assets subject to amortization are detailed in the following table:

		August 31, 2022			August 31, 2021
(in thousands)	Weighted Average Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5 to 7.5	$7,203	$4,596	$2,607	$7,203	$3,621	$3,582
Customer relationships	8	660	660	—	6,079	5,629	450
Perpetual lease rights	80	3,584	744	2,840	4,395	860	3,535
Non-compete agreements	5 to 7	3,050	1,135	1,915	3,050	778	2,272
Other	5 to 15	939	767	172	939	677	262
Due to acquisition of Tensar:
Developed technologies	1 to 11	147,040	6,485	140,555	—	—	—
Customer relationships	12 to 17	52,455	1,456	50,999	—	—	—
Trade names	8 to 9	2,374	96	2,278	—	—	—
Total		$217,305	$15,939	$201,366	$21,666	$11,565	$10,101

The foreign currency translation adjustments related to the intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets was $10.0 million in 2022, of which $6.4 million was recorded in cost of goods sold and $3.6 million was recorded in selling, general and administrative expenses in the consolidated statements of earnings. Amortization expense for intangible assets was $2.1 million in 2021 and 2020, all of which was recorded in selling, general and administrative expenses in the consolidated statements of earnings. Estimated amortization expense for the next five years is as follows:

Year Ended August 31,	(in thousands)
2023	$24,389
2024	23,590
2025	21,840
2026	20,622
2027	20,515

Intangible assets with indefinite lives primarily resulted from the acquisition of Tensar and include trade names and in-process research and development with gross carrying amounts of $53.6 million and $2.4 million, respectively, at August 31, 2022. The Company did not have any significant intangible assets with indefinite lives at August 31, 2021. During 2022, a qualitative assessment was performed to evaluate the fair value of the indefinite lived intangible assets compared to their carrying values. Based on the qualitative assessments performed, the Company concluded it to be more likely than not that the estimated fair values for indefinite lived intangible assets were greater than their respective carrying values and did not record any indefinite lived intangible asset impairment charges in 2022.

NOTE 8. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's consolidated balance sheets:

(in thousands)	Classification in Consolidated Balance Sheets	August 31, 2022	August 31, 2021
Assets:
Operating assets	Other noncurrent assets	$138,937	$112,202
Finance assets	Property, plant and equipment, net	63,702	55,308
Total leased assets		$202,639	$167,510

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$31,792	$26,433
Long-term	Other noncurrent liabilities	111,150	93,409
Total operating lease liabilities		142,942	119,842
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	19,340	16,040
Long-term	Long-term debt	39,196	36,104
Total finance lease liabilities		58,536	52,144
Total lease liabilities		$201,478	$171,986

The components of lease cost were as follows:

	Year Ended August 31,
(in thousands)	2022	2021	2020
Operating lease expense	$35,111	$32,752	$35,611
Finance lease expense:
Amortization of assets	13,302	13,050	11,445
Interest on lease liabilities	2,105	2,213	1,792
Total finance lease expense	15,407	15,263	13,237
Variable and short-term lease expense	20,856	20,096	17,020
Total lease expense	$71,374	$68,111	$65,868

The weighted average remaining lease term and discount rate for operating and finance leases are presented in the following table:

	August 31, 2022	August 31, 2021
Weighted average remaining lease term (years):
Operating leases	5.3	6.2
Finance leases	3.4	3.6

Weighted average discount rate:
Operating leases	4.076%	4.451%
Finance leases	4.125%	4.079%

Cash flow and other information related to leases is included in the following table:

	Year Ended August 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$35,697	$31,686	$36,063
Operating cash outflows from finance leases	2,093	2,228	1,720
Financing cash outflows from finance leases	17,821	16,016	12,774

ROU assets obtained in exchange for lease obligations:
Operating leases	$59,035	$25,888	$43,642
Finance leases	24,333	18,006	26,573

Future maturities of lease liabilities at August 31, 2022 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
2023	$38,277	$21,311
2024	32,108	18,633
2025	26,343	12,583
2026	21,714	6,235
2027	14,019	3,090
Thereafter	27,616	672
Total lease payments	160,077	62,524
Less imputed interest	(17,135)	(3,988)
Present value of lease liabilities	$142,942	$58,536

As of August 31, 2022, the Company has additional leases that have not yet commenced, primarily for vehicles, with aggregate fixed payments over their terms of approximately $17.0 million. These leases will commence in 2023 and 2024 and have noncancellable terms of 4 to 7 years.

NOTE 9. CREDIT ARRANGEMENTS

Long-term debt was as follows:

	Weighted Average Interest Rate as of August 31, 2022	Year Ended August 31,
(in thousands)		2022	2021
2032 Notes	4.375%	$300,000	$—
2031 Notes	3.875%	300,000	300,000
2030 Notes	4.125%	300,000	—
2027 Notes	5.375%	—	300,000
2023 Notes	4.875%	330,000	330,000
Series 2022 Bonds, due 2047	4.000%	145,060	—
Poland Term Loan	8.530%	32,439	49,726
Short-term borrowings	7.260%	26,390	26,560
Other	4.560%	21,278	19,492
Finance leases		58,536	52,144
Total debt		1,513,703	1,077,922
Less unamortized debt issuance costs		(16,496)	(8,141)
Plus unamortized bond premium		4,838	—
Total amounts outstanding		1,502,045	1,069,781
Less current maturities of long-term debt and short-term borrowings		(388,796)	(54,366)
Long-term debt		$1,113,249	$1,015,415

Senior Notes

In February 2022, the Company redeemed all of the $300.0 million of 5.375% Senior Notes due July 2027 (the "2027 Notes") and recognized a $16.1 million loss on debt extinguishment.

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

In February 2021, the Company issued $300.0 million of 3.875% Senior Notes due February 2031 (the "2031 Notes") and accepted for purchase all of the previously outstanding $350.0 million of 5.750% Senior Notes due April 2026 (the "2026 Notes") through a cash tender offer. Issuance costs associated with the 2031 Notes and loss on debt extinguishment recognized related to the retirement of the 2026 Notes were $4.9 million and $16.8 million, respectively, in 2021. Interest on the 2031 Notes is payable semiannually on February 15 and August 15.

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). Accordingly, the 2023 Notes have been included within current maturities of long-term debt and short-term borrowings in the consolidated balance sheet as of August 31, 2022. Interest on the 2023 Notes is payable semiannually on November 30 and May 31.

Series 2022 Bonds

In February 2022, the Company announced the issuance of $145.1 million in original aggregate principal amount of tax-exempt bonds (the “Series 2022 Bonds”) by the Industrial Development Authority of the County of Maricopa (the "MCIDA"). The Series 2022 Bonds were priced to yield 3.5% and provided gross proceeds of $150.0 million. The proceeds were loaned to the Company pursuant to a loan agreement between the Company and the MCIDA. During 2022, the full amount of the proceeds was used to fund a portion of the acquisition, construction and equipping of the Company’s third micro mill, which is under construction in Mesa, Arizona.

Issuance costs associated with the Series 2022 Bonds were $3.1 million. The Series 2022 Bonds accrue interest at 4.0%, payable semiannually on April 15 and October 15, and have a maturity date in October 2047.

Credit Facilities

The Company has a $400.0 million revolving credit facility (the "Revolver"), pursuant to the Fifth Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Credit Agreement has a maturity date in March 2026. The maximum availability under the Revolver can be increased to $650.0 million with bank approval. The Company's obligations under the Credit Agreement are collateralized by its North America inventory. The Credit Agreement's capacity includes a $50.0 million sub-limit for the issuance of stand-by letters of credit. The Company had no amounts drawn under the Revolver at August 31, 2022 or 2021. The availability under the Revolver was reduced by outstanding stand-by letters of credit of $1.4 million and $3.0 million at August 31, 2022 and 2021, respectively.

Under the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the LIBOR rate. At August 31, 2022, the Company believes it was in compliance with all of the covenants contained in its credit arrangements. At August 31, 2022, the Company's interest coverage ratio was 34.48 to 1.00 and the Company's debt to capitalization ratio was 0.31 to 1.00.

The Company has a Term Loan facility (the "Poland Term Loan") through its subsidiary, CMC Poland Sp. zo.o. ("CMCP"). At August 31, 2022, PLN 152.4 million, or $32.4 million, was outstanding, compared to the maximum amount available under the facility, PLN 190.5 million, or $49.7 million, which was outstanding as of August 31, 2021. CMCP is required to make quarterly interest and principal payments on the Poland Term Loan with interest based on the Warsaw Interbank Offer Rate ("WIBOR") plus a margin. The Poland Term Loan has a maturity date in August 2026.

The Company also has credit facilities in Poland, through its subsidiary, CMCP, available to support working capital, short-term cash needs, letters of credit, financial assurance and other trade finance-related matters. At August 31, 2022 and 2021, CMCP's credit facilities totaled PLN 300.0 million, or $63.9 million and $78.3 million, respectively. The credit facilities have expiration dates ranging from March 2024 to March 2025. At August 31, 2022 and 2021, no amounts were outstanding under these facilities. CMCP had no borrowings or repayments under its credit facilities in 2022 and 2021. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $1.0 million and $5.7 million at August 31, 2022 and 2021, respectively.

The scheduled maturities of the Company's long-term debt, excluding obligations related to finance leases, are included in the table below. See Note 8, Leases, for scheduled maturities of finance leases.

Year Ended August 31,	(in thousands)
2023	$369,819
2024	11,535
2025	9,288
2026	9,275
2027	3,653
Thereafter	1,051,597
Total long-term debt, excluding finance leases	1,455,167
Less debt issuance costs	(16,496)
Plus unamortized bond premium	4,838
Total long-term debt outstanding, excluding finance leases	$1,443,509

The Company capitalized $11.9 million, $2.8 million and $2.5 million of interest in the cost of property, plant and equipment during 2022, 2021 and 2020, respectively.

Accounts Receivable Facilities

CMC has a $150.0 million U.S. trade accounts receivable facility (the "U.S. Facility"), which expires in March 2023. Under the U.S. Facility, CMC contributes, and certain of its subsidiaries transfer without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. CMCRV is structured to be a bankruptcy-remote entity formed for the sole purpose of facilitating transfers of trade accounts receivable generated by the Company. CMCRV transfers the trade accounts receivable in their entirety to two financial institutions. Under the U.S. Facility, with the consent of both CMCRV and the program's administrative agent, the amount advanced by the financial institutions can be increased to a maximum of $300.0 million for all trade accounts receivable. The remaining portion of the purchase price of the trade accounts receivable takes the form of subordinated notes from the respective financial institutions. These notes will be satisfied from the ultimate collection of the trade accounts receivable after payment of certain fees and other costs. The U.S. Facility contains certain cross-default provisions whereby a termination event could occur if the Company defaulted under certain of its credit arrangements. The covenants contained in the receivables purchase agreement are consistent with the Credit Agreement. Advances taken under the U.S. Facility incur interest based on LIBOR plus a margin. The Company had no advance payments outstanding under the U.S. Facility at August 31, 2022 and 2021.

In addition to the U.S. Facility, the Company's subsidiary in Poland transfers trade accounts receivable to financial institutions without recourse (the "Poland Facility"). The Poland Facility has a facility limit of PLN 288.0 million, or $61.3 million and $75.2 million as of August 31, 2022 and August 31, 2021, respectively. Advances taken under the Poland Facility incur interest based on the WIBOR plus a margin. The Company had PLN 124.0 million, or $26.4 million, advance payments outstanding under the Poland Facility at August 31, 2022 and PLN 101.7 million, or $26.6 million, at August 31, 2021.

The transfer of receivables under the U.S. Facility and Poland Facility do not qualify to be accounted for as sales. Therefore, any advances outstanding under these programs are recorded as debt on the Company's consolidated balance sheets.

NOTE 10. NEW MARKETS TAX CREDIT TRANSACTIONS

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

The Company has determined that the Funds are VIEs, of which the Company is the primary beneficiary and has consolidated them in accordance with ASC Topic 810, Consolidation. As of August 31, 2021, $27.2 million of USBCDC’s contributions, which represent deferred revenue to the Company, were included in other noncurrent liabilities in the consolidated balance sheet. The seven-year recapture period on the USBCDC Investment Fund 156 will end on December 24, 2022, and therefore, the corresponding $17.7 million USBCDC capital contribution was reclassified to accrued expenses and other payables in the Company's consolidated balance sheet as of August 31, 2022. Direct costs incurred in structuring the transactions were deferred and are recognized as expense over each Exercise Period. Incremental costs to maintain the structures during the compliance periods are recognized as incurred.

The Company has determined that Twain Investment Fund 222 is a VIE, of which the Company is not the primary beneficiary and has therefore treated the QEI of $2.1 million as debt. The obligation represents the Company's maximum exposure to loss and is included in long-term debt in the consolidated balance sheets.

NOTE 11. DERIVATIVES

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

The Company considers the total notional value of its futures and forward contracts as the best measure of the volume of derivative transactions. At August 31, 2022, the notional values of the Company's foreign currency and commodity contract commitments were $253.5 million and $205.1 million, respectively. At August 31, 2021, the notional values of the Company's foreign currency contract commitments and its commodity contract commitments were $389.5 million and $213.4 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of August 31, 2022:

Commodity	Long/Short	Total
Aluminum	Long	3,700	MT
Aluminum	Short	1,700	MT
Copper	Long	635	MT
Copper	Short	9,310	MT
Electricity	Long	1,676,000	MW(h)
Natural Gas	Long	4,850,300	MMBtu
__________________________________
MT = Metric Ton
MW(h) = Megawatt hour
MMBtu = Metric Million British thermal unit

The Company designates only those contracts which closely match the terms of the underlying transaction as hedges for accounting purposes. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes they are essential economic hedges.

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the consolidated statements of earnings. All other activity related to the Company's derivative instruments and hedged items was immaterial for the periods presented.

		Year Ended August 31,
Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)	Primary Location	2022	2021	2020
Commodity	Cost of goods sold	$15,862	$(18,035)	$(5,963)
Foreign exchange	SG&A expenses	(6,547)	(3,674)	220

	Year Ended August 31,
Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Loss (in thousands)	2022	2021	2020
Commodity	$138,534	$35,392	$(12,136)

The Company's natural gas and electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to August 2025 and December 2030, respectively. Included in the AOCI balance as of August 31, 2022 was an estimated net gain of $21.7 million from cash flow hedging instruments that is expected to be reclassified into earnings within the next twelve months. See Note 12, Fair Value, for the fair value of the Company's derivative instruments recorded in the consolidated balance sheets.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$572,384	$572,384	$—	$—
Commodity derivative assets (2)	160,847	17,347	—	143,500
Foreign exchange derivative assets (2)	1,296	—	1,296	—
Liabilities:
Commodity derivative liabilities (2)	1,260	1,260	—	—
Foreign exchange derivative liabilities (2)	3,126	—	3,126	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$441,297	$441,297	$—	$—
Commodity derivative assets (2)	27,323	910	—	26,413
Foreign exchange derivative assets (2)	2,537	—	2,537	—
Liabilities:
Commodity derivative liabilities (2)	1,352	1,352	—	—
Foreign exchange derivative liabilities (2)	1,880	—	1,880	—
__________________________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.
(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or the New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Derivatives classified as Level 3 are described below. Further discussion regarding the Company's use of derivative instruments is included in Note 11, Derivatives.

The fair value estimate of the Level 3 commodity derivative is based on an internally developed discounted cash flow model primarily utilizing unobservable inputs in which there is little or no market data. The Company forecasts future energy rates using a range of historical prices ("floating rate"). The floating rate is the only significant unobservable input used in the Company's discounted cash flow model. The following table summarizes the floating rate during 2022 and 2021:

	Floating Rate (PLN)
Year Ended August 31,	Low	High	Average
2022	460.11	1,298.53	717.22
2021	240.09	374.92	286.06

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivative recognized in the consolidated statements of comprehensive income. The fluctuation in energy rates over time may cause volatility in the fair value estimate and is the primary reason for the unrealized gains and losses in other comprehensive income ("OCI") in 2022, 2021 and 2020.

(in thousands)	Level 3 Commodity Derivative
Balance at September 1, 2019	$—
New commodity contract	1,083
Unrealized holding loss(1)	(16,090)
Reclassification for loss included in net earnings(2)	—
Balance at August 31, 2020	(15,007)
Unrealized holding gain(1)	43,798
Reclassification for gain included in net earnings(2)	(2,378)
Balance at August 31, 2021	26,413
Unrealized holding gain(1)	138,760
Reclassification for gain included in net earnings(2)	(21,673)
Balance at August 31, 2022	$143,500
__________________________________
(1) Unrealized holding gains/(losses), net of foreign currency translation, less amounts reclassified are included in OCI in the consolidated statements of comprehensive income.
(2) (Gains)/losses included in net earnings are recorded in cost of goods sold in the consolidated statements of earnings.

There were no material non-recurring fair value remeasurements in 2022 or 2021.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value in the consolidated balance sheets were as follows:

		August 31, 2022		August 31, 2021
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2032 Notes (1)	Level 2	$300,000	$256,488	$—	$—
2031 Notes (1)	Level 2	300,000	$249,888	300,000	306,279
2030 Notes (1)	Level 2	300,000	263,372	—	—
2027 Notes (1)	Level 2	—	—	300,000	316,839
2023 Notes (1)	Level 2	330,000	330,182	330,000	348,071
Series 2022 Bonds, due 2047 (1)	Level 2	145,060	126,652	—	—
Poland Term Loan (2)	Level 2	32,439	32,439	49,726	49,726
Short-term borrowings (2)	Level 2	26,390	26,390	26,560	26,560
__________________________________
(1) The fair value of the notes and the Series 2022 Bonds were determined based on indicated market values.
(2) The Poland Term Loan and short-term borrowings contain variable interest rates and carrying value approximates fair value.

NOTE 13. INCOME TAX

The components of earnings from continuing operations before income taxes were as follows:

	Year Ended August 31,
(in thousands)	2022	2021	2020
United States	$1,197,769	$413,616	$334,170
Foreign	317,378	120,402	36,608
Total	$1,515,147	$534,018	$370,778

The income taxes (benefit) included in the consolidated statements of earnings were as follows:

	Year Ended August 31,
(in thousands)	2022	2021	2020
Current:
United States	$122,334	$113,696	$26,901
Foreign	63,912	25,642	7,588
State and local	20,228	19,458	7,133
Current taxes	206,474	158,796	41,622
Deferred:
United States	81,162	(10,563)	45,771
Foreign	(3,388)	(2,512)	(43)
State and local	13,637	(24,568)	5,832
Deferred taxes	91,411	(37,643)	51,560
Total income taxes on income	297,885	121,153	93,182
Income taxes on discontinued operations	—	—	706
Income taxes on continuing operations	$297,885	$121,153	$92,476

A reconciliation of the federal statutory rate to the Company's effective income tax rate from continuing operations, including material items impacting the effective income tax rate, is as follows:

	Year Ended August 31,
(in thousands)	2022	2021	2020
Income tax expense at statutory rate	$318,181	$112,144	$77,863
Change in valuation allowance	(447)	37,092	968
Foreign tax impairment on valuation of subsidiaries (1)	—	(29,866)	5,084
Global intangible low-taxed income (2)	685	17,263	1,252
Nontaxable foreign interest (1)	3	(14,617)	8
State and local taxes (3)(4)	26,753	(3,838)	9,895
Capital loss(5)	(34,736)	—	—
Research and development credit(4)	(13,102)	(1,289)	(563)
Other	548	4,264	(2,031)
Income tax expense on continuing operations	$297,885	$121,153	$92,476
Effective income tax rate from continuing operations	19.7%	22.7%	24.9%
__________________________________
(1) Fully offset by a valuation allowance.
(2) 2021 includes the tax effect of a gain recognized in connection with a global tax restructuring.
(3) State and local taxes in 2021 includes a $19.9 million benefit related to the release of certain state valuation allowances.
(4) 2022 includes the impact of uncertain tax positions.
(5) Resulted from a tax restructuring transaction.

The Company plans to repatriate the current and future earnings from material jurisdictions within the Europe segment and recorded an immaterial amount of tax expense related to such future distributions. The Company considers all undistributed earnings of its non-U.S. subsidiaries prior to August 31, 2019 to be indefinitely reinvested and has not recorded deferred tax liabilities on such earnings.

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	August 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating losses and credits	$300,787	$291,145
Deferred compensation and employee benefits	39,095	64,693
ROU operating lease liabilities	33,398	28,915
Reserves and other accrued expenses	11,730	13,846
Other	17,253	3,817
Total deferred tax assets	402,263	402,416
Valuation allowance for deferred tax assets	(268,547)	(278,099)
Deferred tax assets, net	133,716	124,317
Deferred tax liabilities:
Property, plant and equipment	(261,638)	(180,925)
ROU operating lease assets	(32,444)	(26,950)
Intangible assets	(48,558)	—
Derivatives	(27,324)	(5,123)
Other	(14,054)	(3,817)
Total deferred tax liabilities	(384,018)	(216,815)
Net deferred tax liabilities	$(250,302)	$(92,498)

Net operating losses giving rise to deferred tax assets consist of $365.5 million of state net operating losses, $65.8 million of U.S. federal net operating losses and $922.4 million of foreign net operating losses that expire in varying amounts beginning in 2023 (with certain amounts having indefinite carryforward periods). These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The Company's valuation allowances primarily relate to net operating loss and credit carryforwards in certain state and foreign jurisdictions for which utilization is uncertain. During 2022, the Company recorded a net $9.6 million decrease in valuation allowances, principally related to the dissolution of certain foreign subsidiaries.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

(in thousands)	2022	2021	2020
Balance at September 1,	$5,531	$8,652	$8,652
Change for tax positions of current year	17,461	—	—
Change for tax positions of prior years	6,755	—	—
Reductions due to lapse of statute of limitations	—	(3,121)	—
Balance at August 31, (1)	$29,747	$5,531	$8,652
__________________________________
(1) The full balance of unrecognized income tax benefits in each year, if recognized, would have impacted the Company’s effective income tax rate at the end of each respective year.

Accrued interest and penalties related to uncertain tax positions were not material in any period presented.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. The following is a summary of all fiscal years that are open to examination.

U.S. Federal — 2019 and forward
U.S. States — 2018 and forward
Foreign — 2014 and forward

NOTE 14. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and nonqualified stock options, restricted stock awards and performance-based awards. The Compensation Committee of CMC's Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plans. Stock-based compensation expense for 2022, 2021 and 2020 of $47.0 million, $43.7 million and $31.9 million, respectively, was primarily included in selling, general and administrative expenses on the Company's consolidated statements of earnings. As of August 31, 2022, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $15.6 million, which is expected to be recognized over a weighted average period of three years.
The following table summarizes the total awards granted:

	Restricted Stock Awards/Units	Performance Awards
2022 grants	652,951	328,734
2021 grants	847,872	406,098
2020 grants	997,454	536,022

As of August 31, 2022, the Company had 4,575,646 shares of common stock available for future grants.

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

Performance targets established by the Compensation Committee for performance stock units awarded in 2022, 2021 and 2020 were weighted 75% based on the Company's cumulative EBITDA targets and positive return on invested capital for the fiscal year in which the awards were granted and the succeeding two fiscal years, as approved by CMC's Board of Directors in the respective year's business plan, and 25% based on a three-year relative total stockholder return metric. Performance stock units awarded will be settled in shares of the Company's common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The performance stock units awarded in 2022 and 2021 associated with the cumulative EBITDA targets have been classified as liability awards because the final EBITDA target will not be set until the third year of the performance period. Consequently, these awards were included in accrued expenses and other payables on the Company's consolidated balance sheets. The fair value of these performance stock units is remeasured each reporting period and is recognized ratably over the service period. The performance stock units associated with the total stockholder return metric were valued at fair value on the date of grant using the Monte Carlo pricing model and were included in equity on the Company's consolidated balance sheets.

Information for restricted stock units and performance stock units is as follows:

	Number	Weighted Average Fair Value
Outstanding as of September 1, 2019	2,279,568	$15.99
Granted	1,529,212	18.32
Vested	(1,417,552)	18.80
Forfeited	(145,591)	21.35
Outstanding as of August 31, 2020	2,245,637	18.79
Granted	1,519,153	20.49
Vested	(1,451,846)	17.62
Forfeited	(122,149)	20.19
Outstanding as of August 31, 2021	2,190,795	20.67
Granted	1,466,628	28.16
Vested	(1,617,943)	18.84
Forfeited	(45,850)	23.57
Outstanding as of August 31, 2022	1,993,630	$27.59

The total fair value of shares vested during 2022, 2021 and 2020 was $30.5 million, $25.6 million and $26.7 million, respectively.

The Company granted 261,275 and 323,880 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during 2022 and 2021, respectively. As of August 31, 2022, the Company had 591,483 equivalent shares of awards outstanding and expects 561,908 equivalent shares to vest.

Stock Purchase Plan

Almost all U.S. resident employees may participate in the Company's employee stock purchase plan. Each eligible employee may purchase up to 500 shares annually. The Board of Directors established a 15% purchase discount based on market prices on specified dates for 2022, 2021 and 2020. Yearly activity of the stock purchase plan was as follows:

	Year Ended August 31,
	2022	2021	2020
Shares subscribed	279,370	347,510	347,870
Price per share	$29.90	$17.14	$18.80
Shares purchased	313,790	292,690	365,990
Price per share	$17.14	$18.80	$13.80
Shares available for future issuance	1,306,694

NOTE 15. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution 401(k) retirement plan. The tax qualified defined contribution plan is maintained, and contributions are made, in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives benefits pursuant to its Benefit Restoration Plan ("BRP") equal to amounts that would have been available under the tax qualified ERISA plan, but were subject to the limitations of ERISA, tax laws and regulations. Company expenses for these plans, a portion of which are discretionary, totaled $34.0 million, $47.0 million and $37.3 million for 2022, 2021 and 2020, respectively, of which $7.2 million, $25.5 million and $15.9 million were recorded in selling, general and administrative expenses during 2022, 2021 and 2020, respectively, and the remainder was recorded in cost of goods sold in the Company's consolidated statements of earnings.

The deferred compensation liability under the BRP was $43.1 million and $51.2 million at August 31, 2022 and 2021, respectively, of which $40.0 million and $45.4 million, respectively, was included in other noncurrent liabilities, and $3.1 million and $5.8 million, respectively, was included in accrued expenses and other payables on the Company's consolidated balance sheets. Though under no obligation to fund the BRP, the Company has segregated assets in a trust with a value of $57.9 million and $69.4 million at August 31, 2022 and 2021, respectively, and such assets were included in other noncurrent assets on the Company's consolidated balance sheets. The net holding loss on these segregated assets was $7.1 million in 2022, compared to a net holding gain of $10.1 million and $6.0 million in 2021 and 2020, respectively, and was included in net sales in the Company's consolidated statements of earnings.

U.K. Pension Plan

Following the acquisition of Tensar, the Company assumed the TGL Pension Plan in the United Kingdom (the "U.K.") ("U.K. Pension Plan"), a defined benefit pension plan. The U.K. Pension Plan provides retirement benefit payments for participating retired employees and their spouses, and was closed to new participants prior to the acquisition. Upon acquisition, the excess of projected U.K. Pension Plan assets over the U.K. Pension Plan benefit obligation was recognized as an asset on the Company's consolidated balance sheet and previously existing deferred actuarial gains and losses and unrecognized service costs or benefits were eliminated. The Company’s funding policy for the U.K. Pension Plan is to contribute annually the amount necessary to provide for benefits based on accrued service and meet at least the minimum contributions required by applicable regulations.

U.S. Pension Plan

In 2019, the Company acquired a partially funded defined benefit pension plan (the "U.S. Pension Plan"), which was closed to new participants prior to the acquisition. Pension benefits associated with the U.S. Pension Plan are generally based on each participant’s years of service, compensation and age at retirement or termination. The Company’s funding policy for the U.S. Pension Plan is to contribute annually the amount necessary to provide for benefits based on accrued service and meet at least the minimum contributions required by applicable regulations.

As a result of the closure of the Rancho Cucamonga facility, the Company recorded pension curtailment loss and special termination benefits of $3.2 million in 2020. For further details, refer to Note 3, Changes in Business.

The following tables include a reconciliation of the beginning and ending balances of pension benefit obligation and the fair value of plan assets resulting from the U.K. Pension Plan and the U.S. Pension Plan and the related amounts recognized in the Company’s consolidated balance sheets as of August 31, 2022 and 2021:

	U.K. Pension Plan	U.S. Pension Plan
(in thousands)	2022	2022	2021
Benefit obligation at beginning of year	$—	$33,687	$36,130
Acquisition	68,966	—	—
Interest cost	635	709	724
Actuarial gain	(11,107)	(6,010)	(1,557)
Benefits paid	(942)	(1,818)	(1,610)
Foreign currency translation	(5,510)	—	—
Benefit obligation at end of year	$52,042	$26,568	$33,687

Fair value of plan assets at beginning of year	$—	$34,126	$29,201
Acquisition	83,586	—	—
Actual return on plan assets	(15,718)	(7,407)	4,042
Administrative expenses	—	(461)	(52)
Employer contributions	73	—	2,545
Benefits paid	(942)	(1,818)	(1,610)
Foreign currency translation	(6,545)	—	—
Fair value of plan assets at end of year	$60,454	$24,440	$34,126
Funded status at end of year (net asset (liability) recognized in the consolidated balance sheets as of August 31,)	$8,412	$(2,128)	$439

Amounts recognized in accumulated other comprehensive income as of August 31,
Net actuarial (gain) loss	$5,666	$2,278	$(1,110)

Weighted average assumptions used to determine benefit obligations are detailed below:

	U.K. Pension Plan	U.S. Pension Plan
	2022	2022	2021
Effective discount rate for benefit obligations	4.3%	4.7%	2.9%
Expected long-term rate of return on plan assets	4.0%	4.7%	4.8%

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

The service cost component of net periodic benefit cost is recorded in cost of goods sold within the consolidated statements of earnings and other components of net periodic benefit costs are recorded in selling, general and administrative expenses within the consolidated statements of earnings. Components of net periodic benefit cost and other supplemental information are detailed below:

	U.K. Pension Plan	U.S. Pension Plan
	Year Ended August 31,
(in thousands)	2022	2022	2021	2020
Service cost	$—	$—	$—	$335
Expected administrative expenses	—	50	290	450
Interest cost	635	709	724	892
Expected return on plan assets	(1,067)	(1,579)	(1,493)	(1,334)
Special termination benefits	—	—	—	1,918
Settlements, curtailments and other	—	—	—	1,314
Total net periodic benefit (gain) cost	$(432)	$(820)	$(479)	$3,575

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss arising during measurement period	$5,666	$3,388	$(4,344)	$3,642
Amortization of net actuarial gain	—	—	—	(3,232)
Total (gain) loss recognized in other comprehensive income	$5,666	$3,388	$(4,344)	$410

Weighted average assumptions used to determine net periodic benefit cost for 2022, 2021 and 2020 are detailed below:

	U.K Pension Plan	U.S. Pension Plan
	2022	2022	2021	2020(1)
Effective rate for interest on benefit obligations	2.9%	2.2%	2.1%	2.8%
Effective rate for service cost	N/A	N/A	N/A	3.3%
Expected long-term rate of return	4.0%	5.0%	5.0%	6.0%
__________________________________
(1) Certain weighted average assumptions used to determine net periodic benefit cost for 2020 were remeasured at an interim date. This remeasurement resulted in an effective rate for interest on benefit obligations of 2.9% and an effective rate for service cost of 3.5%.

The Company determines the discount rates used to measure liabilities as of the August 31 measurement date, which is also the date used for the related annual measurement assumptions. The discount rates reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. For the U.K. Pension Plan, the Company sets its discount rate by reference to a corporate bond yield curve derived from AA rated U.K. corporate bonds. The single equivalent discount rate is derived as equivalent to applying the full yield curve approach to each future year's projected benefit cash flow. For the U.S. Pension Plan, the Company uses the full yield curve approach and sets its rates to reflect the yield of a portfolio of high-quality corporate bonds that would produce cash flows sufficient in timing and amount to settle projected future benefits.

The expected return assumptions are based on the strategic asset allocation of each plan and long-term capital market return expectations.

For the U.K. Pension Plan, the interest cost calculation is determined by applying the single equivalent discount rate to the discounted value of the year-by-year projected benefit payments.

For the U.S. Pension Plan, the Company measures interest cost using the full yield curve approach. The interest cost calculation is determined by applying duration-specific spot rates to the year-by-year projected benefit payments.

Neither the single equivalent discount rate nor the full yield curve approach affect the measurement of the total benefit obligations.

The Company plans to make immaterial contributions to the U.K. Pension Plan and does not expect to make any contributions to the U.S. Pension Plan in 2023. Future contributions will depend on market conditions, interest rates and other factors.

Plan Assets

Plan assets consist primarily of public equity, corporate and government bonds. The principal investment objectives are to achieve, over the long term, a return on the plan assets which is consistent with the assumptions made by the plan actuaries in determining the funding of the plans, to ensure that sufficient liquid assets are available to meet benefit payments as they fall due and to consider the interest of the Company in relation to the size and volatility of the Company's contribution requirements. Each asset class has broadly diversified characteristics. Asset and benefit obligation forecasting studies are conducted periodically, generally every two to three years, or when significant changes have occurred in market conditions, benefits, participant demographics or funded status.

The U.K. Pension Plan's weighted average target allocation ranges and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories, are detailed below:

	Pension Assets
	Target Percent			2022
Fixed income securities	70.0%	to	75.0%	71.4%
Equity securities	10.0	to	15.0	12.4
Cash and other	15.0	to	20.0	16.2
Total				100%

The U.S. Pension Plan's weighted average target and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories, are detailed below:

	Pension Assets
	Target Percent			2022	2021
Fixed income securities	95.0%	to	100.0%	98.0%	64.1%
Equity securities	—	to	—	—	34.1
Cash and other	—	to	5.0	2.0	1.8
Total				100.0%	100.0%

Investment Valuation

Investments are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

Investments in equity securities traded on a national securities exchange are valued at the last reported sales price on the final business day of the year.

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

Fair Value Measurements

The following table sets forth the plan assets by asset class for the U.K. Pension Plan as of August 31, 2022. Level 1 assets consist of cash and cash equivalents. Level 2 assets include funds invested in bonds and fixed income securities. Level 3 assets consist primarily of Secured Finance and Multistrategy Funds that invest in debt, loan and structured financial instruments in both public and private secured finance markets. The changes in Level 3 assets related to actual return on plan assets, purchases, sales, settlements and transfers were immaterial from the Acquisition Date to August 31, 2022.

		Fair Value at Measurement Date Using
(in thousands)	August 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income securities	$43,160	$—	$35,849	$7,311
Equity securities	7,514	—	7,514	—
Cash and other	9,780	530	7,676	1,574
Fair value of U.K. Pension Plan assets	$60,454

The following table sets forth the plan assets by asset class for the U.S. Pension Plan as of August 31, 2022 and 2021. All securities are traded on a national securities exchange and therefore are Level 1 assets in the fair value hierarchy.

	Fair Value at Measurement Date
(in thousands)	August 31, 2022	August 31, 2021
Fixed income securities	$23,958	$21,890
Equity securities	—	11,641
Cash and other	482	595
Fair value of U.S. Pension Plan assets	$24,440	$34,126

Future Pension Benefit Payments

The following table provides the estimated aggregate pension benefit payments that are payable from the U.K Pension Plan and the U.S. Pension Plan to participants in future years:

(in thousands)	U.K. Pension Plan	U.S. Pension Plan
2023	$2,601	$1,820
2024	2,670	1,796
2025	2,738	1,771
2026	2,809	1,744
2027	2,882	1,731
2028 through 2032	15,576	8,512

NOTE 16. CAPITAL STOCK

Treasury Stock

In October 2021, CMC's Board of Directors authorized a new share repurchase program under which CMC may repurchase up to $350.0 million of shares of common stock. This program replaces the previously existing $100.0 million program announced on October 27, 2014, which was terminated by the Board of Directors in connection with the approval of the new program. The current share repurchase program does not require the Company to acquire any dollar amount or number of shares of common stock and may be modified, suspended, extended or terminated at any time without prior notice. During 2021 and 2020, the Company did not purchase any shares of common stock. During 2022, the Company repurchased 4,496,628 shares of CMC common stock at an average purchase price of $36.00 per share. CMC had remaining authorization to purchase $188.1 million of common stock at August 31, 2022.

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

The calculations of basic and diluted EPS from continuing operations were as follows:

	Year Ended August 31,
(in thousands, except share and per share data)	2022	2021	2020
Net earnings from continuing operations	$1,217,262	$412,865	$278,302

Average basic shares outstanding	120,648,090	120,338,357	118,921,854
Effect of dilutive securities	1,724,296	1,645,140	1,387,767
Average diluted shares outstanding	122,372,386	121,983,497	120,309,621

Earnings per share:
Basic	$10.09	$3.43	$2.34
Diluted	$9.95	$3.38	$2.31

Anti-dilutive shares not included in the table above were immaterial for all periods presented.

NOTE 18. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. At August 31, 2022 and 2021, the amounts accrued for cleanup and remediation costs at certain sites in response to statutes enforced by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $5.3 million and $7.1 million as of August 31, 2022 and 2021, respectively, of which $2.0 million and $2.3 million were classified as other noncurrent liabilities as of August 31, 2022 and 2021, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

NOTE 19. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables were as follows:

	Year Ended August 31,
(in thousands)	2022	2021
Salaries and incentive compensation	$187,586	$166,332
Taxes other than income taxes	72,874	57,548
Worker's compensation and general liability insurance	40,529	38,618
Utilities	28,063	22,139

NOTE 20. OPERATING SEGMENTS

The Company's operating segments engage in business activities from which they may earn revenues and incur expenses and for which discrete financial information is available. Operating results for the operating segments are regularly reviewed by the Company's Chief Operating Decision Maker ("CODM") to manage the business, make decisions about resources to be allocated to the segments and to assess performance. The Company's CODM is identified as the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Senior Vice President Operations.

The Company structures its business into the following two reportable segments: North America and Europe. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's BRP assets and short-term investments, expenses of the Company's corporate headquarters, interest expense related to its long-term debt and intercompany eliminations. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense.

The CODM uses adjusted EBITDA to evaluate segment performance and allocate resources. Adjusted EBITDA is the sum of the Company's earnings from continuing operations before interest expense, income taxes, depreciation and amortization expense and impairment expense.

The following table summarizes certain financial information from continuing operations by reportable segment and Corporate and Other:

(in thousands)	North America	Europe	Corporate and Other	Total
2022
Net sales	$7,298,632	$1,621,642	$(6,793)	$8,913,481
Adjusted EBITDA	1,553,858	346,051	(154,103)	1,745,806
Interest expense(1)	26,798	3,819	20,092	50,709
Capital expenditures	415,157	27,783	7,048	449,988
Depreciation and amortization	135,322	31,250	8,452	175,024
Asset impairments	4,915	11	—	4,926
Total assets	4,467,314	1,056,101	713,612	6,237,027
2021
Net sales	$5,670,976	$1,049,059	$9,725	$6,729,760
Adjusted EBITDA	746,594	148,258	(140,568)	754,284
Interest expense(1)	25,131	476	26,297	51,904
Capital expenditures	134,932	44,002	5,231	184,165
Depreciation and amortization	132,192	27,516	7,905	167,613
Asset impairments	6,360	424	—	6,784
Total assets	3,221,465	729,766	687,440	4,638,671
2020
Net sales	$4,769,933	$699,140	$7,413	$5,476,486
Adjusted EBITDA	661,176	62,007	(146,575)	576,608
Interest expense(1)	48,413	982	12,442	61,837
Capital expenditures	127,982	48,895	10,741	187,618
Depreciation and amortization	132,492	25,674	7,583	165,749
Asset impairments	7,606	5	—	7,611
Total assets(2)	2,862,805	532,850	686,073	4,081,728
__________________________________
(1) Includes intercompany interest expense in the segments, which is eliminated within Corporate and Other.
(2) Total assets listed in Corporate and Other at 2020 include assets from discontinued operations.

The following table presents a reconciliation of earnings from continuing operations to adjusted EBITDA:

	Year Ended August 31,
(in thousands)	2022	2021	2020
Net earnings from continuing operations	$1,217,262	$412,865	$278,302
Interest expense	50,709	51,904	61,837
Income taxes	297,885	121,153	92,476
Depreciation and amortization	175,024	167,613	165,749
Asset impairments	4,926	6,784	7,611
Amortization of acquired unfavorable contract backlog	—	(6,035)	(29,367)
Adjusted EBITDA	$1,745,806	$754,284	$576,608

The following tables display revenue by reportable segment and Corporate and Other from external customers, disaggregated by major product. Construction-related solutions represents sales of Tensar's ground stabilization and soil reinforcement solutions and sales from our Construction Services business, which sells and rents construction-related products and equipment to concrete installers and other companies in the construction industry:

	Year Ended August 31, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$1,504,107	$25,259	$—	$1,529,366
Steel products	2,955,121	1,235,691	—	4,190,812
Downstream products	2,245,734	292,136	—	2,537,870
Construction-related solutions	453,517	27,279	—	480,796
Other	138,164	39,206	(2,733)	174,637
Net sales from external customers	7,296,643	1,619,571	(2,733)	8,913,481
Intersegment net sales, eliminated on consolidation	1,989	2,071	(4,060)	—
Net sales	$7,298,632	$1,621,642	$(6,793)	$8,913,481

	Year Ended August 31, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$1,162,997	$19,841	$—	$1,182,838
Steel products	2,289,975	808,662	—	3,098,637
Downstream products	1,814,192	192,175	—	2,006,367
Construction-related solutions	289,644	—	—	289,644
Other	114,168	26,567	11,539	152,274
Net sales from external customers	5,670,976	1,047,245	11,539	6,729,760
Intersegment net sales, eliminated on consolidation	—	1,814	(1,814)	—
Net sales	$5,670,976	$1,049,059	$9,725	$6,729,760

	Year ended August 31, 2020
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$718,513	$9,692	$—	$728,205
Steel products	1,738,556	547,047	—	2,285,603
Downstream products	1,943,126	119,232	—	2,062,358
Construction-related solutions	275,815	—	—	275,815
Other	93,923	21,660	8,922	124,505
Net sales from external customers	4,769,933	697,631	8,922	5,476,486
Intersegment net sales, eliminated on consolidation	—	1,509	(1,509)	—
Net sales	$4,769,933	$699,140	$7,413	$5,476,486

The following table presents net sales by geographic area:

	Year Ended August 31,
(in thousands)	2022	2021	2020
Geographic area:
United States	$6,793,023	$5,295,447	$4,562,351
Poland	1,078,986	793,075	549,983
China	246,679	156,101	76,909
Other	794,793	485,137	287,243
Net sales	$8,913,481	$6,729,760	$5,476,486
The following table presents long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	August 31,
(in thousands)	2022	2021	2020
Geographic area:
United States	$1,858,269	$1,473,745	$1,483,127
Poland	180,350	225,582	225,166
Other	35,199	23	51
Total long-lived assets, net	$2,073,818	$1,699,350	$1,708,344

NOTE 21. SUBSEQUENT EVENT

On September 15, 2022, the Company completed the purchase of Advanced Steel Recovery, LLC ("ASR"), a supplier of recycled ferrous metals located in Southern California, for a cash purchase price of approximately $48 million, net of cash acquired. ASR's primary operations include processing and brokering capabilities that source material for sale into both the domestic and export markets. ASR handles approximately 300,000 tons of scrap annually across its processing, industrial collection and brokerage platforms. The ASR acquisition is not material to the Company's 2022 financial position or results of operations, and therefore, pro forma operating results and other disclosures for the acquisition are not presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2022.

On April 25, 2022, we completed the acquisition of Tensar. Tensar represented approximately 1% of the Company's net sales during 2022 and 10% of total assets as of August 31, 2022. We are currently integrating Tensar into our operations and internal control processes. Pursuant to the Securities and Exchange Commission's guidance that an assessment of an acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, we excluded Tensar from the scope of our assessment of our disclosure controls and procedures as of August 31, 2022.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2022 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2022.

Pursuant to the Securities and Exchange Commission's guidance that an assessment of an acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, we excluded Tensar from the scope of our assessment of our internal controls over financial reporting as of August 31, 2022.

CMC's internal control over financial reporting as of August 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting. No change to our internal control over financial reporting occurred during the quarter ended August 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive proxy statement for our 2023 annual meeting of stockholders (such proxy statement, the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required in response to this item with regard to directors is incorporated by reference into this Annual Report from our 2023 Proxy Statement. Such information will be included in the 2023 Proxy Statement under the captions "Proposal 1: Election of Directors," "Certain Relationships and Related Person Transactions," "Delinquent Section 16(a) Reports," "Audit Committee Report" and "Corporate Governance; Board and Committee Matters." Information regarding the Company's executive officers is set forth under the caption "Information About Our Executive Officers" in Part I, Item 1, Business of this Annual Report and incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers ("Financial Code of Ethics") that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Our Financial Code of Ethics is available on our website (www.cmc.com), and we intend to post any amendments to or waivers from our Financial Code of Ethics on our website to the extent applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. We hereby undertake to provide to any person without charge, upon request, a copy of our Financial Code of Ethics. Requests may be directed to Commercial Metals Company, 6565 N. MacArthur Blvd., Suite 800, Irving, Texas, 75039, Attention: Corporate Secretary, or by calling (214) 689-4300.

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 is incorporated by reference into this Annual Report from our 2023 Proxy Statement. Such information will be included in the 2023 Proxy Statement under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about our equity compensation plans as of August 31, 2022:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity
Compensation plans approved by security holders	1,993,630	$27.59	4,575,646
Equity
Compensation plans not approved by security holders	—	—	—
Total	1,993,630	$27.59	4,575,646

The other information required in response to this Item 12 is incorporated by reference into this Annual Report from the 2023 Proxy Statement. Such information will be included in the 2023 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

To the extent applicable, information required in response to this Item 13 is incorporated by reference into this Annual Report from the 2023 Proxy Statement. Such information will be included in the 2023 Proxy Statement under the caption "Certain Relationships and Related Person Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 about our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated by reference into this Annual Report from the 2023 Proxy Statement. Such information will be included in the 2023 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."

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

EXHIBIT
NO.	DESCRIPTION
2(a)†
Agreement and Plan of Merger dated December 3, 2021, by and among Commercial Metals Company, Tahoe Merger Sub Inc., TAC Acquisition Corp. and Castle Harlan Inc. (filed as Exhibit 2.1 to Commercial Metals Company's Current Report on Form 8-K filed December 7, 2021 and incorporated herein by reference).

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

3(i)(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K dated June 21, 2022 and incorporated herein by reference).

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

4(i)(c)	Form of 4.875% Senior Note due 2023 (filed as Exhibit 4.2 to Commercial Metals Company's Current Report on Form 8-K filed May 20, 2013 and incorporated herein by reference).

4(i)(d)
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

4(i)(g)	Form of 3.875% Senior Note due 2031 (filed as Exhibit 4.2 to Commercial Metals Company's Current Report on Form 8-K dated February 2, 2021 and incorporated herein by reference).

4(i)(h)
Fifth Supplemental Indenture, dated January 28, 2022, by and between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

4(i)(i)	Form of 4.125% Senior Note due 2030 (filed as Exhibit 4.3 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

4(i)(j)
Sixth Supplemental Indenture, dated January 28, 2022, by and between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

4(i)(k)	Form of 4.375% Senior Note due 2032 (filed as Exhibit 4.4 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

4(ii)(a)	The description of Commercial Metals Company's Common Stock (filed herewith).

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

10(i)(q)
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

10(ii)(l)*
Fourth Amendment to the Employment Agreement, dated effective as of November 4, 2021, by and between Tracy L. Porter and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 and incorporated herein by reference).

10(ii)(m)*
Amended and Restated Employment Agreement, dated effective as of November 4, 2021, by and between Ty L. Garrison and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals Company’s Quarterly Report on Form 10-Q the quarter ended November 30, 2021 and incorporated herein by reference).

10(ii)(n)*
Commercial Metals Company 2013 Long-Term Equity Incentive Plan as Amended and Restated effective November 19, 2019 (filed as Exhibit 10.2 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(o)*
Commercial Metals Company 2013 Cash Incentive Plan effective November 21, 2017 (filed as Appendix A to Commercial Metals Company’s Definitive Proxy Statement on Schedule 14A filed November 27, 2017 and incorporated herein by reference).

10(ii)(p)*
Terms and Conditions of Stock Award, Employment and Separation dated August 13, 2019, by and between Paul J. Lawrence and Commercial Metals Company (filed as Exhibit 10(iii)(m) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(q)*
Amendment to Terms and Conditions of Stock Award, Employment and Separation, dated as effective November 4, 2021, by and between Paul J. Lawrence and Commercial Metals Company (filed as Exhibit 10.4 to Commercial Metals Company’s Quarterly Report on Form 10-Q the quarter ended November 30, 2021 and incorporated herein by reference ).

10(ii)(r)*
Terms and Conditions of Employment, dated June 16, 2020, by and between Jody Absher and Commercial Metals Company (filed as Exhibit 10(iii)(n) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(s)*
Terms and Conditions of Employment, dated June 16, 2020, by and between Jennifer J. Durbin and Commercial Metals Company (filed as Exhibit 10(iii)(o) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(t)*
Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.3 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(u)*	Form of Performance Award Agreement (Filed as Exhibit 10.4 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(v)*
Form of Non-Employee Director Restricted Stock Award Agreement (Filed as Exhibit 10.5 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(w)*
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Filed as Exhibit 10.6 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(x)
Form of Director and Officer Indemnification Agreement (filed as Exhibit 10(ii)(t) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2021 and incorporated herein by reference).

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Charged to Costs and Expenses	Charged to Other Accounts (2)	Balance at End of Period
Year Ended August 31, 2022
Allowance for doubtful accounts	$5,553	$300	$193	$—	$(1,056)	$4,990
Deferred tax valuation allowance	278,099	3,328	—	(12,880)	—	268,547
Year Ended August 31, 2021
Allowance for doubtful accounts	$9,597	$(1,429)	$138	$—	$(2,753)	$5,553
Deferred tax valuation allowance	281,849	20,058	—	(23,808)	—	278,099
Year Ended August 31, 2020
Allowance for doubtful accounts	$8,403	$1,079	$2,220	$—	$(2,105)	$9,597
Deferred tax valuation allowance	283,560	4,733	—	(6,444)	—	281,849
__________________________________
(1) Recoveries and translation adjustments.
(2) Uncollectible accounts charged to the allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Barbara R. Smith
Barbara R. Smith
Chairman of the Board, President and Chief Executive Officer
	Date:	October 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Barbara R. Smith	/s/ Gary E. McCullough

Barbara R. Smith, October 13, 2022	Gary E. McCullough, October 13, 2022
Chairman of the Board, President and Chief Executive Officer	Director

/s/ Sarah E. Raiss	/s/ John R. McPherson

Sarah E. Raiss, October 13, 2022	John R. McPherson, October 13, 2022
Lead Director	Director

/s/ Vicki L. Avril-Groves	/s/ J. David Smith

Vicki L. Avril-Groves, October 13, 2022	J. David Smith, October 13, 2022
Director	Director

/s/ Lisa M. Barton	/s/ Charles L. Szews

Lisa M. Barton, October 13, 2022	Charles L. Szews, October 13, 2022
Director	Director

/s/ Peter R. Matt	/s/ Paul J. Lawrence

Peter R. Matt, October 13, 2022	Paul J. Lawrence, October 13, 2022
Director	Senior Vice President and Chief Financial Officer

/s/ Lindsay L. Sloan

Lindsay L. Sloan, October 13, 2022
Vice President and Chief Accounting Officer