Form 10-Q
period 2022-11-30
COMMERCIAL METALS Co
filed 2023-01-09
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
OR
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
Yes  ☐    No  ☒
As of January 6, 2023, 117,122,667 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended November 30,
(in thousands, except share and per share data)	2022	2021
Net sales	$2,227,313	$1,981,801
Costs and operating expenses:
Cost of goods sold	1,719,414	1,586,410
Selling, general and administrative expenses	156,355	122,595
Interest expense	13,045	11,035
	1,888,814	1,720,040
Earnings before income taxes	338,499	261,761
Income taxes	76,725	28,872
Net earnings	$261,774	$232,889

Earnings per share:
Basic	$2.23	$1.92
Diluted	$2.20	$1.90

Average basic shares outstanding	117,273,743	121,129,679
Average diluted shares outstanding	118,925,442	122,797,738
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2022	2021
Net earnings	$261,774	$232,889
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	41,429	(39,688)
Derivatives:
Net unrealized holding gain	68,045	22,254
Reclassification for realized gain	(6,970)	(3,069)
Net unrealized gain on derivatives	61,075	19,185
Defined benefit plans gain (loss) after amortization of prior service costs	1,758	(6)
Total other comprehensive income (loss), net of income taxes	104,262	(20,509)
Comprehensive income	$366,036	$212,380
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	November 30, 2022	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$582,069	$672,596
Accounts receivable (less allowance for doubtful accounts of $4,901 and $4,990)	1,287,286	1,358,907
Inventories, net	1,102,774	1,169,696
Prepaid and other current assets	251,985	240,269
Total current assets	3,224,114	3,441,468
Property, plant and equipment, net	2,028,955	1,910,871
Intangible assets, net	251,819	257,409
Goodwill	277,453	249,009
Other noncurrent assets	491,626	378,270
Total assets	$6,273,967	$6,237,027
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$396,560	$428,055
Accrued expenses and other payables	441,586	540,136
Current maturities of long-term debt and short-term borrowings	239,406	388,796
Total current liabilities	1,077,552	1,356,987
Deferred income taxes	283,754	250,302
Other noncurrent liabilities	235,280	230,060
Long-term debt	1,093,146	1,113,249
Total liabilities	2,689,732	2,950,598
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,291,637 and 117,496,053 shares	1,290	1,290
Additional paid-in capital	361,199	382,767
Accumulated other comprehensive loss	(10,189)	(114,451)
Retained earnings	3,555,425	3,312,438
Less treasury stock 11,769,027 and 11,564,611 shares at cost	(323,722)	(295,847)
Stockholders' equity	3,584,003	3,286,197
Stockholders' equity attributable to non-controlling interests	232	232
Total stockholders' equity	3,584,235	3,286,429
Total liabilities and stockholders' equity	$6,273,967	$6,237,027
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2022	2021
Cash flows from (used by) operating activities:
Net earnings	$261,774	$232,889
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	51,183	41,226
Deferred income taxes and other long-term taxes	16,744	(5,099)
Stock-based compensation	16,675	9,619
Other	5,967	(583)
Changes in operating assets and liabilities, net of acquisitions	20,027	(252,273)
Net cash flows from operating activities	372,370	25,779
Cash flows from (used by) investing activities:
Capital expenditures	(133,052)	(70,150)
Acquisitions, net of cash acquired	(63,745)	—
Proceeds from insurance	1,460	—
Proceeds from the sale of property, plant and equipment and other	303	1,418
Other	(516)	—
Net cash flows used by investing activities	(195,550)	(68,732)
Cash flows from (used by) financing activities:
Repayments of long-term debt	(154,631)	(6,556)
Debt issuance costs	(1,800)	—
Debt extinguishment costs	(69)	—
Repayments under accounts receivable facilities	(25,914)	(144,706)
Proceeds from accounts receivable facilities	49	150,664
Treasury stock acquired	(49,149)	(5,311)
Tax withholdings related to share settlements, net of purchase plans	(23,513)	(16,371)
Dividends	(18,787)	(17,025)
Net cash flows used by financing activities	(273,814)	(39,305)
Effect of exchange rate changes on cash	5,139	(550)
Decrease in cash, restricted cash and cash equivalents	(91,855)	(82,808)
Cash, restricted cash and cash equivalents at beginning of period	679,243	501,129
Cash, restricted cash and cash equivalents at end of period	$587,388	$418,321
See notes to condensed consolidated financial statements.

Supplemental information:	Three Months Ended November 30,
(in thousands)	2022	2021
Cash paid for income taxes	$15,694	$15,296
Cash paid for interest	22,201	8,794

Noncash activities:
Liabilities related to additions of property, plant and equipment	$47,429	$45,788
Right of use assets obtained in exchange for operating leases	16,492	15,912
Right of use assets obtained in exchange for finance leases	10,104	1,002

Cash and cash equivalents	$582,069	$415,055
Restricted cash (included in Prepaid and other current assets)	5,319	3,266
Total cash, restricted cash and cash equivalents	$587,388	$418,321

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended November 30, 2022
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2022	129,060,664	$1,290	$382,767	$(114,451)	$3,312,438	(11,564,611)	$(295,847)	$232	$3,286,429
Net earnings					261,774				261,774
Other comprehensive income				104,262					104,262
Dividends ($0.16 per share)					(18,787)				(18,787)
Treasury stock acquired						(1,275,452)	(49,149)		(49,149)
Tax withholdings related to share settlements, net of purchase plans			(44,787)			1,071,036	21,274		(23,513)
Stock-based compensation			13,527						13,527
Reclassification of share-based liability awards			9,692						9,692
Balance, November 30, 2022	129,060,664	$1,290	$361,199	$(10,189)	$3,555,425	(11,769,027)	$(323,722)	$232	$3,584,235

	Three Months Ended November 30, 2021
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2021	129,060,664	$1,290	$368,064	$(84,820)	$2,162,925	(8,474,075)	$(152,582)	$232	$2,295,109
Net earnings					232,889				232,889
Other comprehensive loss				(20,509)					(20,509)
Dividends ($0.14 per share)					(17,025)				(17,025)
Treasury stock acquired						(159,500)	(5,311)		(5,311)
Tax withholdings related to share settlements, net of purchase plans			(28,058)			1,052,850	11,687		(16,371)
Stock-based compensation			8,316						8,316
Reclassification of share-based liability awards			9,091						9,091
Balance, November 30, 2021	129,060,664	$1,290	$357,413	$(105,329)	$2,378,789	(7,580,725)	$(146,206)	$232	$2,486,189
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2022 (the "2022 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2022 Form 10-K. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the three month period ended November 30, 2021. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.

NOTE 2. CHANGES IN BUSINESS

Tensar Acquisition

On April 25, 2022 (the "Tensar Acquisition Date"), the Company completed the acquisition of TAC Acquisition Corp. ("Tensar"). The total cash purchase price, net of $19.6 million cash acquired, was approximately $550 million, subject to customary purchase price adjustments, and was funded through domestic cash on-hand. The acquired operations in North America are presented within the Company's North America reportable segment, and the remaining acquired operations are presented within the Company's Europe reportable segment.

The table below presents the preliminary fair values and measurement period adjustments that were allocated to Tensar's assets and liabilities as of the Tensar Acquisition Date:

(in thousands)	Estimated Fair Value as Previously Reported(1)
Cash and cash equivalents	$19,551
Accounts receivable	37,741
Inventories	39,462
Prepaid and other current assets	12,528
Defined benefit pension plan	14,620
Property, plant and equipment	85,983
Intangible assets	260,500
Goodwill	186,805
Other noncurrent assets	19,660
Accounts payable	(12,134)
Accrued expenses and other payables	(23,725)
Current maturities of long-term debt	(3,277)
Deferred income taxes	(45,055)
Other noncurrent liabilities	(16,347)
Long-term debt	(4,312)
Total assets acquired and liabilities assumed	$572,000
__________________________________
(1) As previously reported in the 2022 Form 10-K. No measurement period adjustments occurred during the three months ended November 30, 2022.

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of Tensar occurred on September 1, 2020. The pro forma financial information is presented for comparative purposes only, based on certain factually supported estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed on September 1, 2020. These results were not used as part of management's analysis of the financial results and performance of the Company. The pro forma adjustments do not reflect anticipated synergies, but rather include the recurring income statement effects of fair value adjustments, such as depreciation and amortization. Further adjustments were made to remove the impact of Tensar's prior management fees, acquisition and integration expenses and interest on debt not assumed in the acquisition. The resulting tax effects of the business combination are also reflected below.

(in thousands)	Three Months Ended November 30, 2021
Pro forma net sales	$2,043,668
Pro forma net earnings	240,377

The pro forma results presented above include, but are not limited to, adjustments to remove the impact of $3.2 million of acquisition and integration expenses from the three months ended November 30, 2021. Results also reflect increased amortization expense from revalued intangible assets of $3.1 million in the three months ended November 30, 2021.

Advanced Steel Recovery Acquisition

On September 15, 2022, the Company completed the acquisition of Advanced Steel Recovery, LLC ("ASR"), a supplier of recycled ferrous metals located in Southern California. ASR's primary operations include processing and brokering capabilities that source material for sale into both the domestic and export markets and are presented within the Company's North America reportable segment. The ASR acquisition is not material to the Company's November 30, 2022 financial position or results of operations, and therefore, pro forma operating results and other disclosures for the acquisition are not presented.

Kodiak Acquisition

On November 14, 2022, the Company completed the acquisition of a Galveston, TX area metals recycling facility and related assets (collectively, "Kodiak") from Kodiak Resources, Inc. and Kodiak Properties, L.L.C. Kodiak's operating results are presented within the Company's North America reportable segment. The Kodiak acquisition is not material to the Company's November 30, 2022 financial position or results of operations, and therefore, pro forma operating results and other disclosures for the acquisition are not presented.
NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended November 30, 2022
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2022	$(245,897)	$138,242	$(6,796)	$(114,451)
Other comprehensive income before reclassifications	41,429	83,887	1,745	127,061
Reclassification for gain (1)	—	(8,666)	—	(8,666)
Income tax (expense) benefit	—	(14,146)	13	(14,133)
Net other comprehensive income	41,429	61,075	1,758	104,262
Balance, November 30, 2022	$(204,468)	$199,317	$(5,038)	$(10,189)

	Three Months Ended November 30, 2021
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2021	$(105,680)	$21,781	$(921)	$(84,820)
Other comprehensive income (loss) before reclassifications	(39,688)	27,474	(8)	(12,222)
Reclassification for gain (1)	—	(3,789)	—	(3,789)
Income tax (expense) benefit	—	(4,500)	2	(4,498)
Net other comprehensive income (loss)	(39,688)	19,185	(6)	(20,509)
Balance, November 30, 2021	$(145,368)	$40,966	$(927)	$(105,329)
__________________________________
(1) Reclassifications for gains on derivatives included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

NOTE 4. REVENUE RECOGNITION

Revenue related to raw materials, steel products and construction-related solutions in the North America and Europe segments and downstream products in the Europe segment is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. See Note 14, Operating Segments, for further information about disaggregated revenue by the Company's major product lines.

Each downstream product contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input measure, and these contracts represented 8% and 9% of net sales in the North America segment in the three months ended November 30, 2022 and 2021, respectively. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure, and these contracts represented 12% and 9% of net sales in the North America segment in the three months ended November 30, 2022 and 2021, respectively.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	November 30, 2022	August 31, 2022
Contract assets (included in accounts receivable)	$76,390	$73,037
Contract liabilities (included in accrued expenses and other payables)	28,005	27,567

The amount of revenue reclassified from August 31, 2022 contract liabilities during the three months ended November 30, 2022 was approximately $11.6 million.

Remaining Performance Obligations

As of November 30, 2022, revenue totaling $1.0 billion has been allocated to remaining performance obligations in the North America segment related to contracts where revenue is recognized using an input or output measure. Of this amount, the Company estimates that approximately 81% of the remaining performance obligations will be recognized in the twelve months after November 30, 2022, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America and Europe segments are typically less than one year.
NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished steel products. Under the Company’s vertically integrated business model, steel products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined as finished goods.

The components of inventories were as follows:

(in thousands)	November 30, 2022	August 31, 2022
Raw materials	$255,569	$271,756
Work in process	9,578	9,446
Finished goods	837,627	888,494
Total	$1,102,774	$1,169,696

Inventory write-downs were $4.5 million during the three months ended November 30, 2022 and immaterial in the corresponding period.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the following table:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross
Balance at September 1, 2022	$216,059	$43,115	$259,174
Acquisitions	28,891	—	28,891
Foreign currency translation	—	(442)	(442)
Balance at November 30, 2022	244,950	42,673	287,623

Accumulated impairment
Balance at September 1, 2022	(10,036)	(129)	(10,165)
Foreign currency translation	—	(5)	(5)
Balance at November 30, 2022	(10,036)	(134)	(10,170)

Goodwill, net
Balance at September 1, 2022	206,023	42,986	249,009
Acquisitions	28,891	—	28,891
Foreign currency translation	—	(447)	(447)
Balance at November 30, 2022	$234,914	$42,539	$277,453

Intangible assets subject to amortization are detailed in the following table:

		November 30, 2022			August 31, 2022
(in thousands)	Weighted Average Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	1 to 12	$147,400	$11,128	$136,272	$147,040	$6,485	$140,555
Customer relationships	12 to 17	53,145	3,186	49,959	53,115	2,116	50,999
Perpetual lease rights	80	3,752	790	2,962	3,584	744	2,840
Patents	5 to 15	7,347	4,841	2,506	7,203	4,596	2,607
Trade names	5 to 15	3,210	853	2,357	3,212	764	2,448
Non-compete agreements	5 to 7	2,300	1,224	1,076	3,050	1,135	1,915
Other	15	101	100	1	101	99	2
Total		$217,255	$22,122	$195,133	$217,305	$15,939	$201,366

The foreign currency translation adjustments related to the intangible assets subject to amortization were immaterial for all periods presented above.

The gross carrying amount of the Company's intangible assets with indefinite lives was $56.7 million and $56.8 million as of November 30, 2022 and August 31, 2022, respectively. The change in the balance from August 31, 2022 to November 30, 2022 was due to foreign currency translation adjustments. Intangible assets with indefinite lives consist primarily of trade names with gross carrying amounts of $53.5 million and $53.6 million at November 30, 2022 and August 31, 2022, respectively, and in-process research and development with a gross carrying amount of $2.4 million at both November 30, 2022 and August 31, 2022.

Amortization expense for intangible assets was $6.1 million in the three months ended November 30, 2022, of which $4.6 million was recorded in cost of goods sold and $1.5 million was recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings. The Company recorded immaterial amortization expense for intangible assets in the three months ended November 30, 2021. Estimated amounts of amortization expense for intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2023	$18,307
2024	23,604
2025	21,868
2026	20,662
2027	20,555
NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2022	November 30, 2022	August 31, 2022
2032 Notes	4.375%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2030 Notes	4.125%	300,000	300,000
2023 Notes	4.875%	214,059	330,000
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Poland Term Loan	—	—	32,439
Short-term borrowings	—	—	26,390
Other	4.550%	21,097	21,278
Finance leases		63,862	58,536
Total debt		1,344,078	1,513,703
Less unamortized debt issuance costs		(16,317)	(16,496)
Plus unamortized bond premium		4,791	4,838
Total amounts outstanding		1,332,552	1,502,045
Less current maturities of long-term debt and short-term borrowings		(239,406)	(388,796)
Long-term debt		$1,093,146	$1,113,249

The Company's credit arrangements require compliance with certain covenants, including an interest coverage ratio and a debt to capitalization ratio. At November 30, 2022, the Company was in compliance with all financial covenants in its credit arrangements.

Senior Notes Activity

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). As of August 31, 2022, the 2023 Notes were included in current maturities of long-term debt and short-term borrowings in the consolidated balance sheet. In November 2022, the Company repurchased $115.9 million in aggregate principal amount of the 2023 Notes through a cash tender offer and recognized an immaterial loss on debt extinguishment. The remaining balance of $214.1 million was included in current maturities of long-term debt and short-term borrowings in the condensed consolidated balance sheet as of November 30, 2022.

Credit Facilities

In October 2022, the Company entered into a Sixth Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with a revolving credit facility (the "Revolver") of $600.0 million and maturity date in October 2027, replacing the Fifth Amended and Restated Credit Agreement with a revolving credit facility of $400.0 million and a maturity date in

March 2026. The maximum availability under the Revolver can be increased to $850.0 million with bank approval. The Credit Agreement also provides for a delayed draw senior secured term loan facility with a maximum principal amount of $200.0 million (the “Term Loan”). The Term Loan is coterminous with the Revolver. As of November 30, 2022, the Company had no amounts drawn under the Term Loan. The Company's obligations under the Credit Agreement are secured by its North America inventory. The Credit Agreement's capacity includes a $50.0 million sub-limit for the issuance of stand-by letters of credit. The Company had no amounts drawn under the Revolver or the previous revolving credit facility at November 30, 2022 or August 31, 2022. The availability under the Revolver and the previous revolving credit facility, as applicable, was reduced by outstanding stand-by letters of credit of $1.4 million at both November 30, 2022 and August 31, 2022.

The Company has a Term Loan facility (the "Poland Term Loan") through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At November 30, 2022, there was no amount outstanding, compared to PLN 152.4 million, or $32.4 million outstanding as of August 31, 2022.

The Company also has credit facilities in Poland through CMCP. At November 30, 2022 and August 31, 2022, CMCP's credit facilities totaled PLN 300.0 million, or $66.9 million and $63.9 million, respectively. There were no amounts outstanding under these facilities as of November 30, 2022 or August 31, 2022. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $14.6 million and $1.0 million at November 30, 2022 and August 31, 2022, respectively.

Accounts Receivable Facilities

On November 9, 2022 the Company terminated its $150.0 million U.S. trade accounts receivable facility. The Company had no advance payments outstanding under this facility at August 31, 2022.

The Poland accounts receivable facility had a limit of PLN 288.0 million, or $64.2 million and $61.3 million, at November 30, 2022 and August 31, 2022, respectively. The Company had no advance payments outstanding under the Poland accounts receivable facility at November 30, 2022, compared to PLN 124.0 million, or $26.4 million, advance payments outstanding at August 31, 2022.
NOTE 8. DERIVATIVES

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

The Company considers the total notional value of its futures and forward contracts as the best measure of the volume of derivative transactions. At November 30, 2022, the notional values of the Company's foreign currency and commodity contract commitments were $294.9 million and $378.4 million, respectively. At August 31, 2022, the notional values of the Company's foreign currency and commodity contract commitments were $253.5 million and $205.1 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at November 30, 2022:

Commodity	Long/Short	Total
Aluminum	Long	2,025	MT
Aluminum	Short	1,425	MT
Copper	Long	374	MT
Copper	Short	8,550	MT
Electricity	Long	3,051,000	MW(h)
Natural Gas	Long	5,230,350	MMBtu
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

		Three Months Ended November 30,
Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)	Primary Location	2022	2021
Commodity	Cost of goods sold	$(3,085)	$2,746
Foreign exchange	SG&A expenses	3,462	(7,995)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Loss (in thousands)	Three Months Ended November 30,
	2022	2021
Commodity	$68,039	$22,175

The Company's natural gas and electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to November 2025 and December 2034, respectively. Included in the AOCI balance as of November 30, 2022 was an estimated net gain of $15.3 million from cash flow hedging instruments that is expected to be reclassified into earnings within the next twelve months. See Note 9, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
NOTE 9. FAIR VALUE

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2022 Form 10-K.

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	November 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$492,405	$492,405	$—	$—
Commodity derivative assets (2)	248,261	6,795	—	241,466
Foreign exchange derivative assets (2)	2,748	—	2,748	—
Liabilities:
Commodity derivative liabilities (2)	4,417	4,417	—	—
Foreign exchange derivative liabilities (2)	1,934	—	1,934	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$572,384	$572,384	$—	$—
Commodity derivative assets (2)	160,847	17,347	—	143,500
Foreign exchange derivative assets (2)	1,296	—	1,296	—
Liabilities:
Commodity derivative liabilities (2)	1,260	1,260	—	—
Foreign exchange derivative liabilities (2)	3,126	—	3,126	—
__________________________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.
(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Derivatives classified as Level 3 are described below. Further discussion regarding the Company's use of derivative instruments is included in Note 8, Derivatives.

As of August 31, 2022, the Company had one Level 3 commodity derivative. In September 2022, the Company entered into a second Level 3 commodity derivative with the same counterparty. The second Level 3 commodity derivative will begin to settle in January 2025. The fair value estimates of the Level 3 commodity derivatives are based on internally developed discounted cash flow models primarily utilizing unobservable inputs for which there is little or no market data. The Company forecasts future energy rates using a range of historical prices ("floating rate"). The floating rate is the only significant unobservable input used in the Company's discounted cash flow models. The following table summarizes the floating rate used to measure the fair value of the commodity derivatives at November 30, 2022 and 2021:

	Floating rate (PLN)
November 30,	Low	High	Average
2022	532.66	1,298.53	786.58
2021	252.79	540.39	348.99

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time causes volatility in the fair value estimate and is the primary reason for unrealized gains included in other comprehensive income ("OCI") in the three months ended November 30, 2022 and 2021.

(in thousands)	Three Months Ended November 30, 2022
Balance, September 1, 2022	$143,500
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	104,197
Reclassification for gain included in net earnings (2)	(6,231)
Balance, November 30, 2022	$241,466

(in thousands)	Three Months Ended November 30, 2021
Balance, September 1, 2021	$26,413
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	25,208
Reclassification for gain included in net earnings (2)	(3,729)
Balance, November 30, 2021	$47,892
__________________________________
(1) Unrealized holding gain, net of foreign currency translation, less amounts reclassified are included in OCI in the consolidated statements of comprehensive income.
(2) Gains included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

There were no material, non-recurring fair value remeasurements during the three months ended November 30, 2022 or 2021.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value in the condensed consolidated balance sheets were as follows:

		November 30, 2022		August 31, 2022
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2032 Notes (1)	Level 2	$300,000	$255,005	$300,000	$256,488
2031 Notes (1)	Level 2	300,000	252,169	300,000	249,888
2030 Notes (1)	Level 2	300,000	261,675	300,000	263,372
2023 Notes (1)	Level 2	214,059	214,316	330,000	330,182
Series 2022 Bonds, due 2047 (1)	Level 2	145,060	115,768	145,060	126,652
Poland Term Loan (2)	Level 2	—	—	32,439	32,439
Short-term borrowings (2)	Level 2	—	—	26,390	26,390
__________________________________
(1) The fair values of the notes and the Series 2022 Bonds were determined based on indicated market values.
(2) The Poland Term Loan and short-term borrowings contain variable interest rates, and as a result, the carrying values approximate fair value.

NOTE 10. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described in Note 14, Stock-Based Compensation Plans, to the consolidated financial statements in the 2022 Form 10-K. In general, restricted stock units vest ratably over a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, performance stock units vest after a period of three years.

During the three months ended November 30, 2022 and 2021, the Company granted the following awards under its stock-based compensation plans:

	November 30, 2022		November 30, 2021
(in thousands, except share and per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,424	$35.78	1,407	$27.77
Liability method	242	N/A	261	N/A

The Company recorded immaterial mark-to-market adjustments on liability awards for the three months ended November 30, 2022 and 2021. At November 30, 2022, the Company had outstanding 518,470 equivalent shares accounted for under the liability method. The Company expects 492,546 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in selling, general and administrative expenses in the Company's condensed consolidated statements of earnings:

	Three Months Ended November 30,
(in thousands)	2022	2021
Stock-based compensation expense	$16,675	$9,619

NOTE 11. EMPLOYEES' RETIREMENT PLANS

During the quarter ended November 30, 2022, the Company terminated its U.S. Pension Plan (as defined in Note 15, Employees' Retirement Plans, to the consolidated financial statements in the 2022 Form 10-K). As part of the termination, the Company made a contribution of $4.1 million. Plan assets were liquidated to purchase annuity contracts with an insurance company for all participants. No benefit obligation or plan assets related to the U.S. Pension Plan remain as of November 30, 2022. The Company recognized a $4.2 million settlement charge as a result of the termination, including an immaterial non-cash charge for unrecognized losses within accumulated other comprehensive income as of the termination date. The $4.2 million settlement charge was recognized within selling, general, and administrative expenses in the condensed consolidated statement of earnings during the three months ended November 30, 2022.

See Note 15, Employees' Retirement Plans, to the consolidated financial statements in the 2022 Form 10-K for information on the Company's remaining defined benefit pension plan (the "U.K. Pension Plan", as defined in Note 15, Employees' Retirement Plans, to the consolidated financial statements in the 2022 Form 10-K), defined contribution 401(k) retirement plan and Benefit Restoration Plan.

NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed based on the weighted average shares of common stock outstanding during the period. Restricted stock is included in the number of shares of common stock issued and outstanding but omitted from the basic EPS calculation until the shares vest. Diluted EPS is computed based on the weighted average shares of common stock plus the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based incentive awards and shares purchased by employees through participation in the Company's employee stock purchase plan.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended November 30,
(in thousands, except share and per share data)	2022	2021
Net earnings	$261,774	$232,889

Average basic shares outstanding	117,273,743	121,129,679
Effect of dilutive securities	1,651,699	1,668,059
Average diluted shares outstanding	118,925,442	122,797,738

Earnings per share:
Basic	$2.23	$1.92
Diluted	$2.20	$1.90

Anti-dilutive shares not included above were immaterial for all periods presented.
In October 2021, CMC's Board of Directors authorized a share repurchase program under which CMC may repurchase up to $350.0 million of shares of common stock. During the three months ended November 30, 2022, the Company repurchased 1,275,452 shares of CMC common stock, at an average purchase price of $38.53 per share. CMC had remaining authorization to repurchase $139.0 million of shares of common stock at November 30, 2022.
NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. At November 30, 2022 and August 31, 2022, the amounts accrued for cleanup and remediation costs at certain sites in response to statutes enforced by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $5.1 million and $5.3 million at November 30, 2022 and August 31, 2022, respectively, of which $2.1 million and $2.0 million were classified as other noncurrent liabilities as of November 30, 2022 and August 31, 2022, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

NOTE 14. OPERATING SEGMENTS

The Company structures its business into two reportable segments: North America and Europe. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2022 Form 10-K and Note 2, Changes in Business, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's Benefit Restoration Plan assets and short-term investments, expenses of the Company's corporate headquarters, interest expense related to its long-term debt and intercompany eliminations.

The following is a summary of certain financial information by reportable segment and Corporate and Other:

	Three Months Ended November 30, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$1,816,899	$406,513	$3,901	$2,227,313
Adjusted EBITDA	377,956	64,505	(39,725)	402,736
Total assets at November 30, 2022	4,568,633	1,171,324	534,010	6,273,967

	Three Months Ended November 30, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$1,653,622	$329,056	$(877)	$1,981,801
Adjusted EBITDA	268,524	79,832	(34,334)	314,022
Total assets at August 31, 2022	4,467,314	1,056,101	713,612	6,237,027

The following table presents a reconciliation of net earnings to adjusted EBITDA:

	Three Months Ended November 30,
(in thousands)	2022	2021
Net earnings	$261,774	$232,889
Interest expense	13,045	11,035
Income taxes	76,725	28,872
Depreciation and amortization	51,183	41,226
Asset impairments	9	—
Adjusted EBITDA	$402,736	$314,022

Disaggregation of Revenue

The following tables display revenue by reportable segment and Corporate and Other from external customers, disaggregated by major product:

	Three Months Ended November 30, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$292,320	$4,867	$—	$297,187
Steel products	705,462	311,936	—	1,017,398
Downstream products	641,934	59,582	—	701,516
Construction-related solutions	142,372	19,446	—	161,818
Other	33,160	10,118	6,116	49,394
Net sales from external customers	1,815,248	405,949	6,116	2,227,313
Intersegment net sales, eliminated on consolidation	1,651	564	(2,215)	—
Net sales	$1,816,899	$406,513	$3,901	$2,227,313

	Three Months Ended November 30, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$353,092	$6,960	$—	$360,052
Steel products	675,042	243,145	—	918,187
Downstream products	514,396	70,072	—	584,468
Construction-related solutions	82,499	—	—	82,499
Other	28,593	8,385	(383)	36,595
Net sales from external customers	1,653,622	328,562	(383)	1,981,801
Intersegment net sales, eliminated on consolidation	—	494	(494)	—
Net sales	$1,653,622	$329,056	$(877)	$1,981,801
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (this "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2022 (the "2022 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the sections entitled "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the three month period ended November 30, 2021. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.

BUSINESS CONDITIONS AND DEVELOPMENTS

Tensar Acquisition

On April 25, 2022 (the "Tensar Acquisition Date"), we completed the acquisition of TAC Acquisition Corp. ("Tensar") for approximately $550 million, net of cash acquired. Through its patented foundation systems, Tensar produces ground stabilization and soil reinforcement solutions that complement our existing concrete reinforcement product lines and broaden our ability to address multiple early phases of commercial and infrastructure construction, including subgrade, foundation and structures. End customers for these products include commercial, industrial and residential site developers, mining and oil and gas companies, transportation authorities, coastal and waterway authorities and waste management companies. The acquired operations within North America are presented within our North America reportable segment and the remaining acquired operations are presented within our Europe reportable segment. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information about the Tensar acquisition.

Advanced Steel Recovery Acquisition

On September 15, 2022, we completed the acquisition of Advanced Steel Recovery, LLC ("ASR"), a supplier of recycled ferrous metals located in Southern California. ASR's primary operations include processing and brokering capabilities that source material for sale into both the domestic and export markets and are presented within our North America reportable segment.

Kodiak Acquisition

On November 14, 2022, we completed the acquisition of a Galveston, TX area metals recycling facility and related assets (collectively, "Kodiak") from Kodiak Resources, Inc. and Kodiak Properties, L.L.C. Kodiak's operating results are presented within our North America reportable segment.

Capital Expenditures

In January 2022, we announced the plan to construct a fourth micro mill geographically situated with the intention of primarily serving the Northeast, Mid-Atlantic and Mid-Western U.S. markets, and on December 8, 2022 we announced it will be located in Berkeley County, West Virginia. This new micro mill will enhance our steel production capabilities in the U.S. and create meaningful synergies within the existing network of mills and downstream fabrication plants. The construction and commissioning of the planned mill is expected to take approximately two years.

In August 2020, we announced the construction of a third micro mill. This micro mill will be the first in the world with the capability to produce merchant bar quality products through a continuous production process and will employ the latest technology in EAF power supply systems which will allow us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. The new facility, located in Mesa, Arizona, will allow us to more efficiently meet West Coast demand for steel products. We began construction of the third micro mill in 2021 and expect this micro mill to be commissioned in spring 2023.

Senior Notes Activity

In November 2022, we repurchased $115.9 million in aggregate principal amount of the 4.875% Senior Notes due 2023 (“2023 Notes”) through a cash tender offer. The remaining $214.1 million of outstanding principal on the 2023 Notes is due on May 15, 2023, and this amount was included in current maturities of long-term debt and short-term borrowings in the condensed consolidated balance sheet as of November 30, 2022.

Russian Invasion of Ukraine

The Russian invasion of Ukraine did not have a direct material adverse impact on our business, financial condition or results of operations during the three months ended November 30, 2022. Our Europe segment has not had an interruption in energy supply and was able to identify alternate sources for a limited number of materials previously procured through Russia. However, we will continue to monitor disruptions in supply of energy and materials and the indirect effects on our operations of inflationary pressures, foreign exchange rate fluctuations, commodity pricing, potential cybersecurity risks and sanctions resulting from the invasion.

See Part I, Item 1A, Risk Factors, of our 2022 Form 10-K for further discussion related to the above business conditions.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2022 Form 10-K.

RESULTS OF OPERATIONS SUMMARY

Business Overview

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

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our segments. Adjusted EBITDA is the sum of the Company's earnings before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in metal margins of our steel products and downstream products period-over-period is a consistent area of focus for our Company and industry. Metal margin is a metric used by management to monitor the results of our vertically integrated organization. For our steel products, metal margin is the difference between the average selling price per ton of rebar, merchant and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices. The metal margin for our downstream products is the difference between the average selling price per ton of fabricated rebar and steel fence post products and the scrap input costs to produce these products. The majority of our downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

Financial Results Overview

The following discussion of our results of operations is based on our continuing operations.

	Three Months Ended November 30,
(in thousands, except per share data)	2022	2021
Net sales	$2,227,313	$1,981,801
Net earnings	261,774	232,889
Diluted earnings per share	$2.20	$1.90

Net sales for the three months ended November 30, 2022 increased $245.5 million, or 12%, compared to the corresponding period. Net sales in our North America segment increased in the three months ended November 30, 2022, as compared to the corresponding period, primarily due to year-over-year increases in steel products average selling prices and downstream products average selling prices. Net sales in our Europe segment also increased due to higher shipments of steel products in the three months ended November 30, 2022, compared to the corresponding period. The acquired Tensar operations also contributed to the year-over-year change by providing $61.6 million in net sales during the three months ended November 30, 2022, with no such activity in the corresponding period.

During the three months ended November 30, 2022, we achieved net earnings of $261.8 million, which increased $28.9 million, or 12%, compared to the corresponding period. This increase was driven by the significant expansion of steel products metal margins per ton in our North America segment, which resulted from a combination of rising selling prices for steel products and lower input costs of ferrous scrap utilized.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $33.8 million for the three months ended November 30, 2022, compared to the corresponding period. Contributing to the increase was $22.0 million of selling, general and administrative expenses from Tensar operations' commercial and engineering support in the three months ended November 30, 2022, with no such expenses in the corresponding period. The remaining increase in selling, general and administrative expenses in the three months ended November 30, 2022 was a result of many factors, including $7.0 million of increased stock compensation, a $4.2 million pension plan settlement charge, with no such settlement charge in the corresponding period, $3.9 million of increased professional services and $1.6 million of increased travel-related costs. See Note 11, Employees' Retirement Plans, in Part I, Item 1 of this Form 10-Q for more information on the pension plan termination activity. These costs were partially offset by a $7.0 million decrease in labor-related expenses.

Interest Expense

Interest expense increased by $2.0 million during the three months ended November 30, 2022, compared to the corresponding period. Capitalized interest was $4.6 million during the three months ended November 30, 2022, compared to $1.5 million during the corresponding period. The increase in capitalized interest was due to construction of the Company's third micro mill in Mesa, Arizona. Offsetting the impact of increased capitalized interest was an increase in long-term debt interest expense of $3.9 million during the three months ended November 30, 2022, compared to the corresponding period, due to the additional long-term debt outstanding.

Income Taxes

The effective income tax rate for the three months ended November 30, 2022 was 22.7% compared to 11.0% in the corresponding period. The increase is primarily due to the recognition of a tax benefit on a tax restructuring transaction during the three months ended November 30, 2021 that did not recur in the three months ended November 30, 2022.

SEGMENT OPERATING DATA

Unless otherwise indicated, all dollar amounts below are calculated before income taxes. See Note 14, Operating Segments, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information. The operational data by product category presented in the tables below reflects activity from sales of raw materials, steel products and downstream products, as applicable, which comprise the majority of sales in North America and Europe. The data is calculated using averages, and therefore, it is not meaningful to quantify the effect that any individual metric had on the segment's net sales or adjusted EBITDA.

North America

	Three Months Ended November 30,
(in thousands, except per ton amounts)	2022	2021
Net sales	$1,816,899	$1,653,622
Adjusted EBITDA	377,956	268,524

External tons shipped (in thousands)
Raw materials	316	334
Rebar	461	442
Merchant and other	243	257
Steel products	704	699
Downstream products	382	400

Average selling price (per ton)
Raw materials	$824	$1,034
Steel products	1,020	976
Downstream products	1,399	1,092

Cost of raw materials per ton	$598	$766
Cost of ferrous scrap utilized per ton	325	428
Steel products metal margin per ton	695	548

Net sales for the three months ended November 30, 2022 increased $163.3 million, or 10%, compared to the corresponding period. These results benefited from increased average selling prices of 5% for steel products and 28% for downstream products, and were offset, in part, by a 20% decrease in raw materials average selling prices compared to the corresponding period. The year-over-year increases in average selling prices for steel products and downstream products were driven by continued strong demand across all of our end-use markets. During the three months ended November 30, 2022, downstream bidding activity improved and led to growth in backlog levels compared to the corresponding period, which were awarded at the improved price levels described above. Volumes remained relatively flat during the three months ended November 30, 2022, compared to the corresponding period, as the construction industry demand was constrained, in part, due to availability of labor at construction sites in certain geographies. The acquired Tensar operations also contributed to the year-over-year change by providing $42.1 million in net sales during the three months ended November 30, 2022, with no such activity in the corresponding period.

Adjusted EBITDA for the three months ended November 30, 2022 increased $109.4 million, or 41%, compared to the corresponding period. In our vertically integrated business model, the increases in average selling prices for both steel products and downstream products, paired with falling scrap prices, led to significant expansion in the steel products metal margin per ton and downstream products margin over scrap per ton. These expanded margins, coupled with the continued steady demand discussed above, overcame the inflation that we faced during the period and drove the year-over-year growth in adjusted EBITDA. Also contributing to the year-over-year change was $8.1 million of adjusted EBITDA provided by the acquired Tensar operations during the three months ended November 30, 2022, with no such activity in the corresponding period. Adjusted EBITDA included non-cash stock compensation expense of $4.1 million and $2.7 million for the three months ended November 30, 2022 and 2021, respectively.

Europe

	Three Months Ended November 30,
(in thousands, except per ton amounts)	2022	2021
Net sales	$406,513	$329,056
Adjusted EBITDA	64,505	79,832

External tons shipped (in thousands)
Rebar	204	103
Merchant and other	269	262
Steel products	473	365

Average selling price (per ton)
Steel products	$792	$869

Cost of ferrous scrap utilized per ton	$366	$434
Steel products metal margin per ton	426	435

Net sales for the three months ended November 30, 2022 increased $77.5 million, or 24%, compared to the corresponding period. The 30% increase in shipments of steel products overcame the impact of a $77 per ton year-over-year decrease in steel products average selling prices, which was driven by a low pricing environment across Europe. Scheduled maintenance, which decreased shipments in the comparable period, did not impact volumes in the three months ended November 30, 2022. Rising shipment levels were also supported by our optimized cost structure, which positioned us to competitively price our steel products, coupled with our historical investment in operations, which provided the capacity to meet customer demand. The acquired Tensar operations also contributed to the year-over-year change by providing $19.5 million in net sales during the three months ended November 30, 2022, with no such activity in the corresponding period. Net sales for the three months ended November 30, 2022 were impacted by an unfavorable foreign currency translation adjustment of $79.6 million, due to the increase in the average value of the U.S. dollar relative to the Polish zloty, compared to an unfavorable foreign currency translation adjustment of $13.5 million, during the corresponding period.

Adjusted EBITDA for the three months ended November 30, 2022 was $64.5 million, compared to $79.8 million in the corresponding period. While the cost of ferrous scrap utilized decreased $68 per ton year-over-year, the decline in average selling prices slightly outpaced it resulting in a modest decrease in steel products metal margin per ton. During the three months ended November 30, 2022 we received a $9.5 million energy credit, which helped mitigate higher energy costs by reducing cost of goods sold, but was $6.0 million lower than the energy credit received in the comparable period. Also contributing to the year-over-year change was $3.3 million of adjusted EBITDA provided by the acquired Tensar operations during the three months ended November 30, 2022, with no such activity in the corresponding period. Adjusted EBITDA for the three months ended November 30, 2022 included an unfavorable foreign currency exchange rate impact of $13.5 million, compared to unfavorable foreign currency translation adjustment of $3.0 million during the corresponding period. Adjusted EBITDA included non-cash stock compensation expense of $1.9 million and $1.5 million for the three months ended November 30, 2022 and 2021, respectively.

Corporate and Other

Corporate and Other reported an adjusted EBITDA loss of $39.7 million for the three months ended November 30, 2022, compared to an adjusted EBITDA loss of $34.3 million in the corresponding period. The year-over-year increase in adjusted EBITDA loss was driven primarily by a $5.3 million increase in non-cash stock compensation expense and a $4.2 million pension plan settlement charge, with no such settlement charge in the corresponding period. See Note 11, Employees' Retirement Plans, in Part I, Item 1 of this Form 10-Q for more information on the pension plan termination activity. These increases were offset, in part, by a $6.5 million increase in other revenue, driven by short-term investments and gains on benefit restoration plan ("BRP") assets.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities are our principal sources of liquidity and result primarily from sales of raw materials, steel products, downstream products and related materials and services, as described in Part I, Item 1, Business, of our 2022 Form 10-K and Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q.

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 14% of total trade receivables at November 30, 2022.

We use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 8, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q, for further information.

The table below reflects our sources, facilities and availability of liquidity at November 30, 2022. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q, for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$582,069	$582,069
Notes due from 2023 to 2032	1,114,059	(1)
Revolver	600,000	598,587
Term Loan	200,000	200,000
Series 2022 Bonds, due 2047	145,060	—
Poland credit facilities	66,851	52,296
Poland accounts receivable facility	64,177	64,177
Other	4,026	1,206
__________________________________
(1) We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.

We continually review our capital resources to determine whether we can meet our short and long-term goals. We anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, repay current maturities of long-term debt, including our $214.1 million outstanding principal amount of the 2023 Notes, pay dividends and opportunistically repurchase shares for at least the next twelve months. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

We estimate that our 2023 capital spending will range from $500 million to $550 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At November 30, 2022, we believe we were in compliance with all covenants contained in our credit arrangements.

As of November 30, 2022 and August 31, 2022, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Operating Activities
Net cash flows from operating activities were $372.4 million for the three months ended November 30, 2022, compared to net cash flows from operating activities of $25.8 million for the corresponding period. Net earnings increased by $28.9 million year-over-year. A $272.3 million year-over-year net increase in cash provided by operating assets and liabilities was due in part to falling scrap prices, which resulted in decreased inventory valuation, compared to increasing scrap prices in the three months ended November 30, 2021. Additionally, accounts payable, accrued expenses and other payables decreased by $46.9 million and accounts receivable decreased as a result of the falling steel product selling prices during the three months ended November 30, 2022, as compared to the corresponding period.

Investing Activities
Net cash flows used by investing activities were $195.6 million for the three months ended November 30, 2022, compared to net cash flows used by investing activities of $68.7 million for the three months ended November 30, 2021. The $126.8 million increase in net cash flows used by investing activities was primarily driven by capital expenditures and acquisitions. Net cash flows used by investing activities rose due to $62.9 million of additional capital expenditures as compared to the corresponding period, primarily from the construction of our third micro mill, and approximately $63.7 million attributable to the acquisitions of Advanced Steel Recovery and Kodiak, compared to no acquisitions in the corresponding period. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information about these acquisitions.

Financing Activities
Net cash flows used by financing activities were $273.8 million for the three months ended November 30, 2022, compared to net cash flows used by financing activities of $39.3 million for the three months ended November 30, 2021. The $234.5 million increase in net cash flows used by financing activities was primarily due to increased net repayments of long-term debt of $148.1 million during the three months ended November 30, 2022, as compared to the corresponding period, primarily related to the partial repayment of the 2023 Notes. Also contributing to the increase in net cash flows used by financing activities were increased net repayments of our Polish accounts receivable facilities of $31.4 million during the three months ended November 30, 2022, as compared to the corresponding period. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information regarding our credit arrangements. Additionally, there was a $43.8 million increase in treasury stock acquired under the share repurchase program. See Note 12, Stockholders' Equity and Earnings per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on the share repurchase program.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information regarding scheduled maturities of our long-term debt.
Our undiscounted purchase obligations due in the twelve months following November 30, 2022 were approximately $889.2 million with $219.8 million due thereafter. Of the purchase obligations due in the twelve months following November 30, 2022, approximately 22% were for capital expenditures in connection with normal business operations, 21% for the construction of our third micro mill, 20% for commodities, and 17% for consumable production inputs, such as alloys. Of the purchase obligations due thereafter, 85% were for commodities and 3% were for the construction of our third micro mill. Operating lease obligations in the twelve months following November 30, 2022 were $38.2 million with $134.7 million due thereafter. Additionally, leases that have not yet commenced, primarily for vehicles, with aggregate fixed payments over their terms, were approximately $16.3 million, with $8.9 million to commence in 2023 and $7.4 million in 2024.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At November 30, 2022, we had committed $21.7 million under these arrangements, of which $1.4 million reduced availability under the Revolver (as defined in Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).
CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information.
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the impact of the Russian invasion of Ukraine, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by acquisitions and strategic investments, demand for our products, metal margins, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, share repurchases, legal proceedings, construction activity, international trade, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the timeline for execution of our growth plan, and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans, or intentions.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Form 10-Q is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors, of our 2022 Form 10-K as well as the following:

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
•the impact of the Russian invasion of Ukraine on the global economy, inflation, energy supplies and raw materials, which is uncertain, but may prove to negatively impact our business and operations;
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
You should refer to the "Risk Factors" disclosed in our periodic and current reports filed with the SEC for specific information regarding additional risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on any forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended November 30, 2022, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $41.4 million, or 16%, compared to August 31, 2022. This increase was primarily due to forward contracts denominated in Polish zloty with a U.S. dollar functional currency, which increased $80.5 million, partially offset by forward contracts denominated in euros with a Polish zloty functional currency, which decreased $38.6 million compared to August 31, 2022.

There were no other material changes to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2022 Form 10-K.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended November 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended November 30, 2022.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
September 1, 2022 - September 30, 2022	771,402	$37.42	771,402	$159,265,967
October 1, 2022 - October 31, 2022	388,550	38.38	388,550	144,354,898
November 1, 2022 - November 30, 2022	115,500	46.54	115,500	138,979,449
	1,275,452		1,275,452
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

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K dated June 21, 2022 and incorporated herein by reference).

10.1	Consulting Agreement, dated as of October 14, 2022, by and between Tracy L. Porter and Commercial Metals Company (filed herewith).

10.2
Sixth Amended and Restated Credit Agreement, dated October 26, 2022, by and among Commercial Metals Company, CMC International Finance, a société à responsabilité limitée, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed herewith).

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

COMMERCIAL METALS COMPANY

January 9, 2023	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)