Form 10-Q
period 2023-02-28
COMMERCIAL METALS Co
filed 2023-03-23
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
OR
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
Yes  ☐    No  ☒
As of March 22, 2023, 117,117,307 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net sales	$2,018,003	$2,008,888	$4,245,316	$3,990,689
Costs and operating expenses (income):
Cost of goods sold	1,621,763	1,614,965	3,341,177	3,201,375
Selling, general and administrative expenses	150,427	127,985	306,550	251,563
Interest expense	9,945	12,011	22,990	23,046
Asset impairments	36	1,228	45	1,228
Loss on debt extinguishment	27	16,052	178	16,052
Loss (gain) on sale of assets	315	(273,099)	387	(274,082)
	1,782,513	1,499,142	3,671,327	3,219,182
Earnings before income taxes	235,490	509,746	573,989	771,507
Income taxes	55,641	126,432	132,366	155,304
Net earnings	$179,849	$383,314	$441,623	$616,203

Earnings per share:
Basic	$1.53	$3.16	$3.77	$5.08
Diluted	$1.51	$3.12	$3.71	$5.02

Average basic shares outstanding	117,224,517	121,458,196	117,249,266	121,293,030
Average diluted shares outstanding	118,723,259	122,852,410	118,985,098	122,747,981
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2023	2022	2023	2022
Net earnings	$179,849	$383,314	$441,623	$616,203
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	11,628	(14,461)	53,057	(54,149)
Derivatives:
Net unrealized holding gain	23,957	33,197	92,002	55,451
Reclassification for realized gain	(863)	(5,277)	(7,833)	(8,346)
Net unrealized gain on derivatives	23,094	27,920	84,169	47,105
Defined benefit plans gain (loss) after amortization of prior service costs	(37)	(6)	1,721	(12)
Total other comprehensive income (loss), net of income taxes	34,685	13,453	138,947	(7,056)
Comprehensive income	$214,534	$396,767	$580,570	$609,147
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	February 28, 2023	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$603,966	$672,596
Accounts receivable (less allowance for doubtful accounts of $4,928 and $4,990)	1,263,547	1,358,907
Inventories, net	1,144,268	1,169,696
Prepaid and other current assets	266,365	240,269
Total current assets	3,278,146	3,441,468
Property, plant and equipment, net	2,159,730	1,910,871
Intangible assets, net	248,723	257,409
Goodwill	278,711	249,009
Other noncurrent assets	519,541	378,270
Total assets	$6,484,851	$6,237,027
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$422,814	$428,055
Accrued expenses and other payables	378,572	540,136
Current maturities of long-term debt and short-term borrowings	264,762	388,796
Total current liabilities	1,066,148	1,356,987
Deferred income taxes	303,367	250,302
Other noncurrent liabilities	232,415	230,060
Long-term debt	1,099,728	1,113,249
Total liabilities	2,701,658	2,950,598
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 117,205,307 and 117,496,053 shares	1,290	1,290
Additional paid-in capital	374,440	382,767
Accumulated other comprehensive income (loss)	24,496	(114,451)
Retained earnings	3,716,537	3,312,438
Less treasury stock 11,855,357 and 11,564,611 shares at cost	(333,802)	(295,847)
Stockholders' equity	3,782,961	3,286,197
Stockholders' equity attributable to non-controlling interests	232	232
Total stockholders' equity	3,783,193	3,286,429
Total liabilities and stockholders' equity	$6,484,851	$6,237,027
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended February 28,
(in thousands)	2023	2022
Cash flows from (used by) operating activities:
Net earnings	$441,623	$616,203
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	102,399	82,360
Stock-based compensation	33,624	25,870
Deferred income taxes and other long-term taxes	26,930	34,980
Write-down of inventory	5,532	123
Net loss (gain) on disposals of assets	387	(274,082)
Loss on debt extinguishment	178	16,052
Asset impairments	45	1,228
Other	4,006	712
Settlement of New Markets Tax Credit transaction	(17,659)	—
Changes in operating assets and liabilities, net of acquisitions	(38,158)	(449,078)
Net cash flows from operating activities	558,907	54,368
Cash flows from (used by) investing activities:
Capital expenditures	(289,251)	(191,562)
Acquisitions, net of cash acquired	(65,153)	—
Proceeds from insurance	2,456	3,081
Proceeds from the sale of property, plant and equipment and other	531	309,563
Other	(1,185)	—
Net cash flows from (used by) investing activities	(352,602)	121,082
Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	—	740,403
Repayments of long-term debt	(160,263)	(313,174)
Debt issuance costs	(1,800)	(2,977)
Debt extinguishment costs	(96)	(13,642)
Proceeds from accounts receivable facilities	74,963	190,730
Repayments under accounts receivable facilities	(77,843)	(215,196)
Treasury stock acquired	(66,323)	(17,010)
Tax withholdings related to share settlements, net of purchase plans	(14,789)	(10,719)
Dividends	(37,524)	(34,011)
Net cash flows from (used by) financing activities	(283,675)	324,404
Effect of exchange rate changes on cash	6,545	(1,283)
Increase (decrease) in cash, restricted cash and cash equivalents	(70,825)	498,571
Cash, restricted cash and cash equivalents at beginning of period	679,243	501,129
Cash, restricted cash and cash equivalents at end of period	$608,418	$999,700
See notes to condensed consolidated financial statements.

Supplemental information:	Six Months Ended February 28,
(in thousands)	2023	2022
Cash paid for income taxes	$114,585	$133,194
Cash paid for interest	35,036	24,916

Noncash activities:
Liabilities related to additions of property, plant and equipment	$51,239	$35,781
Right of use assets obtained in exchange for operating leases	19,327	19,009
Right of use assets obtained in exchange for finance leases	24,275	6,716

Cash and cash equivalents	$603,966	$846,587
Restricted cash	4,452	153,113
Total cash, restricted cash and cash equivalents	$608,418	$999,700

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended February 28, 2023
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, December 1, 2022	129,060,664	$1,290	$361,199	$(10,189)	$3,555,425	(11,769,027)	$(323,722)	$232	$3,584,235
Net earnings					179,849				179,849
Other comprehensive income				34,685					34,685
Dividends ($0.16 per share)					(18,737)				(18,737)
Treasury stock acquired						(330,000)	(17,174)		(17,174)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			1,630			243,670	7,094		8,724
Stock-based compensation			11,611						11,611
Balance, February 28, 2023	129,060,664	$1,290	$374,440	$24,496	$3,716,537	(11,855,357)	$(333,802)	$232	$3,783,193

	Six Months Ended February 28, 2023
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2022	129,060,664	$1,290	$382,767	$(114,451)	$3,312,438	(11,564,611)	$(295,847)	$232	$3,286,429
Net earnings					441,623				441,623
Other comprehensive income				138,947					138,947
Dividends ($0.32 per share)					(37,524)				(37,524)
Treasury stock acquired						(1,605,452)	(66,323)		(66,323)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(43,157)			1,314,706	28,368		(14,789)
Stock-based compensation			25,138						25,138
Reclassification of share-based liability awards			9,692						9,692
Balance, February 28, 2023	129,060,664	$1,290	$374,440	$24,496	$3,716,537	(11,855,357)	$(333,802)	$232	$3,783,193

	Three Months Ended February 28, 2022
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, December 1, 2021	129,060,664	$1,290	$357,413	$(105,329)	$2,378,789	(7,580,725)	$(146,206)	$232	$2,486,189
Net earnings					383,314				383,314
Other comprehensive income				13,453					13,453
Dividends ($0.14 per share)					(16,986)				(16,986)
Treasury stock acquired						(335,500)	(11,699)		(11,699)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(1,275)			351,429	6,927		5,652
Stock-based compensation			10,024						10,024
Balance, February 28, 2022	129,060,664	$1,290	$366,162	$(91,876)	$2,745,117	(7,564,796)	$(150,978)	$232	$2,869,947

	Six Months Ended February 28, 2022
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2021	129,060,664	$1,290	$368,064	$(84,820)	$2,162,925	(8,474,075)	$(152,582)	$232	$2,295,109
Net earnings					616,203				616,203
Other comprehensive loss				(7,056)					(7,056)
Dividends ($0.28 per share)					(34,011)				(34,011)
Treasury stock acquired						(495,000)	(17,010)		(17,010)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(29,333)			1,404,279	18,614		(10,719)
Stock-based compensation			18,340						18,340
Reclassification of share-based liability awards			9,091						9,091
Balance, February 28, 2022	129,060,664	$1,290	$366,162	$(91,876)	$2,745,117	(7,564,796)	$(150,978)	$232	$2,869,947
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2022 (the "2022 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2022 Form 10-K. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the three or six month period ended February 28, 2022, as applicable. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.
NOTE 2. CHANGES IN BUSINESS

Tensar Acquisition

On April 25, 2022 (the "Tensar Acquisition Date"), the Company completed the acquisition of TAC Acquisition Corp. ("Tensar"). The total cash purchase price, net of $19.6 million cash acquired, was approximately $550 million, subject to customary purchase price adjustments, and was funded through domestic cash on-hand. The acquired operations in North America are presented within the Company's North America reportable segment, and the remaining acquired operations are presented within the Company's Europe reportable segment.

The table below presents the preliminary fair values and measurement period adjustments that were allocated to Tensar's assets and liabilities as of the Tensar Acquisition Date:

(in thousands)	Estimated Fair Value as Previously Reported(1)
Cash and cash equivalents	$19,551
Accounts receivable	37,741
Inventories	39,462
Prepaid and other current assets	12,528
Defined benefit pension plan	14,620
Property, plant and equipment	85,983
Intangible assets	260,500
Goodwill	186,805
Other noncurrent assets	19,660
Accounts payable	(12,134)
Accrued expenses and other payables	(23,725)
Current maturities of long-term debt	(3,277)
Deferred income taxes	(45,055)
Other noncurrent liabilities	(16,347)
Long-term debt	(4,312)
Total assets acquired and liabilities assumed	$572,000
__________________________________
(1) As previously reported in the 2022 Form 10-K. No measurement period adjustments occurred during the six months ended February 28, 2023.

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of Tensar occurred on September 1, 2020. The pro forma financial information is presented for comparative purposes only, based on certain factually supported estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed on September 1, 2020. These results were not used as part of management's analysis of the financial results and performance of the Company. The pro forma adjustments do not reflect anticipated synergies, but rather include the recurring income statement effects of fair value adjustments, such as depreciation and amortization. Further adjustments were made to remove the impact of Tensar's prior management fees, acquisition and integration expenses and interest on debt not assumed in the acquisition. The resulting tax effects of the business combination are also reflected below.

(in thousands)	Three Months Ended February 28, 2022	Six Months Ended February 28, 2022
Pro forma net sales	$2,059,294	$4,102,962
Pro forma net earnings	383,256	623,633

The pro forma results presented above include, but are not limited to, adjustments to remove the impact of $3.2 million of acquisition and integration expenses from the six months ended February 28, 2022, with no such impact on the three months ended February 28, 2022. Results also reflect increased amortization expense from revalued intangible assets of $3.1 million and $6.2 million in the three and six months ended February 28, 2022, respectively.

Advanced Steel Recovery Acquisition

On September 15, 2022, the Company completed the acquisition of Advanced Steel Recovery, LLC ("ASR"), a supplier of recycled ferrous metals located in Southern California. ASR's primary operations include processing and brokering capabilities that source material for sale into both the domestic and export markets and are presented within the Company's North America reportable segment. The ASR acquisition is not material to the Company's financial position as of February 28, 2023 or results of operations for the three and six months ended February 28, 2023, and therefore, pro forma operating results and other disclosures for the acquisition are not presented.

Kodiak Acquisition

On November 14, 2022, the Company completed the acquisition of a Galveston, Texas area metals recycling facility and related assets (collectively, "Kodiak") from Kodiak Resources, Inc. and Kodiak Properties, L.L.C. Kodiak's operating results are presented within the Company's North America reportable segment. The Kodiak acquisition is not material to the Company's financial position as of February 28, 2023 or results of operations for the three and six months ended February 28, 2023, and therefore, pro forma operating results and other disclosures for the acquisition are not presented.

Facility Disposition

On September 29, 2021, the Company entered into a definitive agreement to sell the assets associated with its Rancho Cucamonga melting operations and adjacent rebar fabrication facility ("the Rancho Cucamonga facilities"), which were part of the North America segment. On December 28, 2021, the sale of the Rancho Cucamonga facilities was completed for gross proceeds of $313.0 million. A portion of the gross proceeds amounting to $39.0 million was set aside in a restricted cash account to facilitate the purchase of like-kind assets. In January 2022, the Company used $7.5 million of the restricted cash on a purchase of a like-kind asset. The remaining balance of $31.5 million was included in restricted cash as of February 28, 2022.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended February 28, 2023
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, December 1, 2022	$(204,468)	$199,317	$(5,038)	$(10,189)
Other comprehensive income (loss) before reclassifications	11,628	29,341	(66)	40,903
Reclassification for gain (1)	—	(1,070)	—	(1,070)
Income tax (expense) benefit	—	(5,177)	29	(5,148)
Net other comprehensive income (loss)	11,628	23,094	(37)	34,685
Balance, February 28, 2023	$(192,840)	$222,411	$(5,075)	$24,496

	Six Months Ended February 28, 2023
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2022	$(245,897)	$138,242	$(6,796)	$(114,451)
Other comprehensive income before reclassifications	53,057	113,228	1,679	167,964
Reclassification for gain (1)	—	(9,736)	—	(9,736)
Income tax (expense) benefit	—	(19,323)	42	(19,281)
Net other comprehensive income	53,057	84,169	1,721	138,947
Balance, February 28, 2023	$(192,840)	$222,411	$(5,075)	$24,496

	Three Months Ended February 28, 2022
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, December 1, 2021	$(145,368)	$40,966	$(927)	$(105,329)
Other comprehensive income (loss) before reclassifications	(14,461)	41,044	(8)	26,575
Reclassification for gain (1)	—	(6,536)	—	(6,536)
Income tax (expense) benefit	—	(6,588)	2	(6,586)
Net other comprehensive income (loss)	(14,461)	27,920	(6)	13,453
Balance, February 28, 2022	$(159,829)	$68,886	$(933)	$(91,876)

	Six Months Ended February 28, 2022
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2021	$(105,680)	$21,781	$(921)	$(84,820)
Other comprehensive income (loss) before reclassifications	(54,149)	68,518	(16)	14,353
Reclassification for gain (1)	—	(10,325)	—	(10,325)
Income tax (expense) benefit	—	(11,088)	4	(11,084)
Net other comprehensive income (loss)	(54,149)	47,105	(12)	(7,056)
Balance, February 28, 2022	$(159,829)	$68,886	$(933)	$(91,876)
__________________________________
(1) Reclassifications for gains on derivatives included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

NOTE 4. REVENUE RECOGNITION

Revenue related to raw materials, steel products and construction-related solutions in the North America and Europe segments and downstream products in the Europe segment is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. See Note 15, Operating Segments, for further information about disaggregated revenue by the Company's major product lines.

Each downstream product contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input measure; these contracts represented 7% of net sales in the North America segment in both the three and six months ended February 28, 2023, and 8% and 9% of net sales in the North America segment in the three and six months ended February 28, 2022, respectively. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure; these contracts represented 11% and 12% of net sales in the North America segment in the three and six months ended February 28, 2023, respectively, and 8% and 9% of net sales in the North America segment in the three and six months ended February 28, 2022, respectively.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	February 28, 2023	August 31, 2022
Contract assets (included in accounts receivable)	$68,589	$73,037
Contract liabilities (included in accrued expenses and other payables)	30,230	27,567

The amount of revenue reclassified from August 31, 2022 contract liabilities during the six months ended February 28, 2023 was approximately $20.7 million.

Remaining Performance Obligations

As of February 28, 2023, revenue totaling $1.0 billion has been allocated to remaining performance obligations in the North America segment related to contracts where revenue is recognized using an input or output measure. Of this amount, the Company estimates that approximately 79% of the remaining performance obligations will be recognized in the twelve months after February 28, 2023, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America and Europe segments are typically less than one year.
NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished steel products. Under the Company’s vertically integrated business model, steel products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined as finished goods.

The components of inventories were as follows:

(in thousands)	February 28, 2023	August 31, 2022
Raw materials	$299,911	$271,756
Work in process	5,628	9,446
Finished goods	838,729	888,494
Total	$1,144,268	$1,169,696

Inventory write-downs were $1.0 million and $5.5 million during the three and six months ended February 28, 2023, respectively, and were primarily recorded in the Europe segment. Inventory write-downs were immaterial in the corresponding periods.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the following table:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross
Balance, September 1, 2022	$216,059	$43,115	$259,174
Acquisitions	29,503	—	29,503
Foreign currency translation	—	207	207
Balance, February 28, 2023	245,562	43,322	288,884

Accumulated impairment
Balance, September 1, 2022	(10,036)	(129)	(10,165)
Foreign currency translation	—	(8)	(8)
Balance, February 28, 2023	(10,036)	(137)	(10,173)

Goodwill, net
Balance, September 1, 2022	206,023	42,986	249,009
Acquisitions	29,503	—	29,503
Foreign currency translation	—	199	199
Balance, February 28, 2023	$235,526	$43,185	$278,711

Intangible assets subject to amortization are detailed in the following table:

		February 28, 2023			August 31, 2022
(in thousands)	Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	1 to 15	$148,406	$15,816	$132,590	$147,040	$6,485	$140,555
Customer relationships	12 to 17	53,323	4,243	49,080	53,115	2,116	50,999
Perpetual lease rights	79	5,550	868	4,682	3,584	744	2,840
Patents	5 to 7.5	7,203	5,083	2,120	7,203	4,596	2,607
Trade names	5 to 15	3,241	945	2,296	3,212	764	2,448
Non-compete agreements	5 to 7	2,300	1,313	987	3,050	1,135	1,915
Other	15	101	101	—	101	99	2
Total		$220,124	$28,369	$191,755	$217,305	$15,939	$201,366

The foreign currency translation adjustments related to the intangible assets subject to amortization were immaterial for all periods presented above.

Other indefinite-lived intangible assets consist of the following:

(in thousands)	February 28, 2023	August 31, 2022
Trade names	$53,818	$53,633
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$56,968	$56,783

The change in the balance of intangible assets with indefinite lives from August 31, 2022 to February 28, 2023 was due to foreign currency translation adjustments.

Amortization expense for intangible assets was $6.2 million and $12.3 million in the three and six months ended February 28, 2023, respectively, of which $4.7 million and $9.3 million, respectively, was recorded in cost of goods sold and $1.5 million and $3.0 million, respectively, was recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings. The Company recorded immaterial amortization expense for intangible assets in the three and six months ended February 28, 2022. Estimated amounts of amortization expense for intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2023	$12,244
2024	23,734
2025	22,004
2026	20,792
2027	20,684
NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of February 28, 2023	February 28, 2023	August 31, 2022
2032 Notes	4.375%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2030 Notes	4.125%	300,000	300,000
2023 Notes	4.875%	214,059	330,000
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Poland Term Loan	—	—	32,439
Short-term borrowings	—	22,804	26,390
Other	4.600%	21,057	21,278
Finance leases	4.658%	72,559	58,536
Total debt		1,375,539	1,513,703
Less unamortized debt issuance costs		(15,792)	(16,496)
Plus unamortized bond premium		4,743	4,838
Total amounts outstanding		1,364,490	1,502,045
Less current maturities of long-term debt and short-term borrowings		(264,762)	(388,796)
Long-term debt		$1,099,728	$1,113,249

The Company's credit arrangements require compliance with certain covenants, including an interest coverage ratio and a debt to capitalization ratio. At February 28, 2023, the Company was in compliance with all financial covenants in its credit arrangements.

Capitalized interest, resulting primarily from the construction of the Company's third micro mill, was $5.4 million and $10.0 million during the three and six months ended February 28, 2023, respectively, compared to $2.6 million and $4.2 million, respectively, during the corresponding periods.

Senior Notes Activity

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). As of August 31, 2022, the 2023 Notes were included in current maturities of long-term debt and short-term borrowings in the consolidated balance sheet. In November 2022, the Company repurchased $115.9 million in aggregate principal amount of the 2023 Notes through a cash tender offer and recognized an immaterial loss on debt extinguishment. The remaining balance of $214.1 million was included in current maturities of long-term debt and short-term borrowings in the condensed consolidated balance sheet as of February 28, 2023.

Credit Facilities

In October 2022, the Company entered into a Sixth Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with a revolving credit facility (the "Revolver") of $600.0 million and a maturity date in October 2027, replacing the Fifth Amended and Restated Credit Agreement with a revolving credit facility of $400.0 million and a maturity date in March 2026. The maximum availability under the Revolver can be increased to $850.0 million with bank approval. The Credit Agreement also provides for a delayed draw senior secured term loan facility with a maximum principal amount of $200.0 million (the “Term Loan”). The Term Loan is coterminous with the Revolver. As of February 28, 2023, the Company had no amounts drawn under the Term Loan. The Company's obligations under the Credit Agreement are secured by its North America inventory. The Credit Agreement's capacity includes a $50.0 million sub-limit for the issuance of stand-by letters of credit. The Company had no amounts drawn under the Revolver or the previous revolving credit facility at February 28, 2023 or August 31, 2022. The availability under the Revolver and the previous revolving credit facility, as applicable, was reduced by outstanding stand-by letters of credit of $0.9 million and $1.4 million at February 28, 2023 and August 31, 2022, respectively.

In November 2022, the Company repaid the outstanding principal on its term loan facility (the "Poland Term Loan") through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At February 28, 2023, there was no amount outstanding or available, compared to PLN 152.4 million, or $32.4 million, outstanding and available under the facility as of August 31, 2022.

The Company also has credit facilities in Poland through CMCP. At February 28, 2023 and August 31, 2022, CMCP's credit facilities totaled PLN 300.0 million, or $67.4 million and $63.9 million, respectively. There were no amounts outstanding under these facilities as of February 28, 2023 or August 31, 2022. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $14.6 million and $1.0 million at February 28, 2023 and August 31, 2022, respectively.

Accounts Receivable Facilities

In November 2022, the Company terminated its $150.0 million U.S. trade accounts receivable facility. The Company had no advance payments outstanding under this facility at August 31, 2022.

The Poland accounts receivable facility had a limit of PLN 288.0 million, or $64.7 million and $61.3 million, at February 28, 2023 and August 31, 2022, respectively. The Company had PLN 101.4 million, or $22.8 million, advance payments outstanding under the Poland accounts receivable facility at February 28, 2023, compared to PLN 124.0 million, or $26.4 million, advance payments outstanding at August 31, 2022.

NOTE 8. NEW MARKETS TAX CREDIT TRANSACTIONS

During 2016 and 2017, the Company entered into three New Markets Tax Credit (“NMTC”) transactions with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"). The NMTC transactions related to the construction and equipping of the micro mill in Durant, Oklahoma, as well as a rebar spooler and automated T-post shop located on the same site. As of August 31, 2022, $17.7 million of USBCDC’s contributions were classified as accrued expenses and other payables in the consolidated balance sheet and $9.5 million of USBCDC’s contributions were classified as other noncurrent liabilities in the consolidated balance sheet, in each case representing deferred revenue to the Company. During December 2022, the seven-year recapture period on the first NMTC transaction, the USBCDC Investment Fund 156, ended, and therefore, the corresponding $17.7 million USBCDC capital contribution was recognized in net sales during the three and six months ended February 28, 2023. See Note 10, New Markets Tax Credit Transactions, to the consolidated financial statements in the 2022 Form 10-K for discussion related to the Company's NMTC transactions.
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

The Company considers the total notional value of its futures and forward contracts as the best measure of the volume of derivative transactions. At February 28, 2023, the notional values of the Company's foreign currency and commodity contract commitments were $371.5 million and $453.6 million, respectively. At August 31, 2022, the notional values of the Company's foreign currency and commodity contract commitments were $253.5 million and $205.1 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at February 28, 2023:

Commodity	Long/Short	Total
Aluminum	Long	2,750	MT
Aluminum	Short	675	MT
Copper	Long	1,123	MT
Copper	Short	9,321	MT
Electricity	Long	3,405,000	MW(h)
Natural Gas	Long	4,910,400	MMBtu
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

The following table summarizes the location and amounts of the fair value of the Company's derivative instruments and hedged items recognized in the condensed consolidated balance sheets:

(in thousands)	Primary Location	February 28, 2023	August 31, 2022
Derivative assets:
Commodity	Prepaid and other current assets	$13,826	$26,180
Commodity	Other noncurrent assets	268,203	134,667
Foreign exchange	Prepaid and other current assets	5,099	1,296
Derivative liabilities:
Commodity	Accrued expenses and other payables	$6,248	$1,110
Commodity	Other noncurrent liabilities	1,778	150
Foreign exchange	Accrued expenses and other payables	3,616	3,126

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the condensed consolidated statements of earnings. All other activity related to the Company's derivative instruments and hedged items was immaterial for the periods presented.

		Three Months Ended February 28,		Six Months Ended February 28,
Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)	Primary Location	2023	2022	2023	2022
Commodity	Cost of goods sold	$(5,995)	$(2,214)	$(9,080)	$532
Foreign exchange	SG&A expenses	2,947	(1,048)	6,409	(9,043)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Commodity	$23,950	$33,190	$91,989	$55,365

The Company's natural gas derivatives accounted for as cash flow hedging instruments have maturities extending to February 2026. The Company's electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to December 2034. Included in the AOCI balance as of February 28, 2023 was an estimated net gain of $7.5 million from cash flow hedging instruments that is expected to be reclassified into net earnings within the twelve months following February 28, 2023. See Note 10, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
NOTE 10. FAIR VALUE

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2022 Form 10-K.

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	February 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$540,516	$540,516	$—	$—
Commodity derivative assets (2)	282,029	1,187	—	280,842
Foreign exchange derivative assets (2)	5,099	—	5,099	—
Liabilities:
Commodity derivative liabilities (2)	8,026	8,026	—	—
Foreign exchange derivative liabilities (2)	3,616	—	3,616	—

		Fair Value Measurements at Reporting Date Using
(in thousands)	August 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment deposit accounts (1)	$572,384	$572,384	$—	$—
Commodity derivative assets (2)	160,847	17,347	—	143,500
Foreign exchange derivative assets (2)	1,296	—	1,296	—
Liabilities:
Commodity derivative liabilities (2)	1,260	1,260	—	—
Foreign exchange derivative liabilities (2)	3,126	—	3,126	—
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

As of August 31, 2022, the Company had one Level 3 commodity derivative. The Company entered into its second and third Level 3 commodity derivatives in September 2022 and January 2023, respectively, with the same counterparty as the first Level 3 commodity derivative. Both the second and third Level 3 commodity derivatives will begin to settle in January 2025.

The fair value estimates of the Level 3 commodity derivatives are based on internally developed discounted cash flow models primarily utilizing unobservable inputs for which there is little or no market data. The Company forecasts future energy rates using a range of historical prices ("floating rate"). The floating rate is the only significant unobservable input used in the Company's discounted cash flow models. The following table summarizes the floating rate used to measure the fair value of the Level 3 commodity derivatives at February 28, 2023 and August 31, 2022:

	Floating rate (PLN)
	Low	High	Average
February 28, 2023	575.51	1,298.53	793.65
August 31, 2022	460.11	1,298.53	717.22
Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time causes volatility in the fair value estimates and is the primary reason for unrealized gains included in other comprehensive income ("OCI") in the three and six months ended February 28, 2023 and 2022.

(in thousands)	Three Months Ended February 28, 2023
Balance, December 1, 2022	$241,466
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	40,085
Reclassification for gain included in net earnings (2)	(709)
Balance, February 28, 2023	$280,842

(in thousands)	Six Months Ended February 28, 2023
Balance, September 1, 2022	$143,500
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	144,282
Reclassification for gain included in net earnings (2)	(6,940)
Balance, February 28, 2023	$280,842

(in thousands)	Three Months Ended February 28, 2022
Balance, December 1, 2021	$47,892
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	36,630
Reclassification for gain included in net earnings (2)	(5,643)
Balance, February 28, 2022	$78,879

(in thousands)	Six Months Ended February 28, 2022
Balance, September 1, 2021	$26,413
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	61,838
Reclassification for gain included in net earnings (2)	(9,372)
Balance, February 28, 2022	$78,879
__________________________________
(1) Unrealized holding gains, net of foreign currency translation, less amounts reclassified are included in OCI in the condensed consolidated statements of comprehensive income.
(2) Gains included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

There were no material, non-recurring fair value remeasurements during the three and six months ended February 28, 2023 or 2022.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying values and estimated fair values of the Company's financial assets and liabilities that are not required to be measured at fair value in the condensed consolidated balance sheets were as follows:

		February 28, 2023		August 31, 2022
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2032 Notes (1)	Level 2	$300,000	$259,629	$300,000	$256,488
2031 Notes (1)	Level 2	300,000	254,403	300,000	249,888
2030 Notes (1)	Level 2	300,000	263,439	300,000	263,372
2023 Notes (1)	Level 2	214,059	213,710	330,000	330,182
Series 2022 Bonds, due 2047 (1)	Level 2	145,060	120,324	145,060	126,652
Poland Term Loan (2)	Level 2	—	—	32,439	32,439
Short-term borrowings (2)	Level 2	22,804	22,804	26,390	26,390
__________________________________
(1) The fair values of the notes and the Series 2022 Bonds were determined based on indicated market values.
(2) The Poland Term Loan and short-term borrowings contain variable interest rates, and as a result, the carrying values approximate fair value.
NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described in Note 14, Stock-Based Compensation Plans, to the consolidated financial statements in the 2022 Form 10-K. In general, restricted stock units vest ratably over a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, performance stock units vest after a period of three years.

During the six months ended February 28, 2023 and 2022, the Company granted the following awards under its stock-based compensation plans:

	February 28, 2023		February 28, 2022
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,392	$36.47	1,440	$27.95
Liability method	242	N/A	261	N/A

The Company recorded immaterial mark-to-market adjustments on liability awards for the three and six months ended February 28, 2023 and 2022. At February 28, 2023, the Company had outstanding 514,417 equivalent shares accounted for under the liability method. The Company expects 488,696 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in selling, general and administrative expenses in the Company's condensed consolidated statements of earnings:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense	$16,949	$16,251	$33,624	$25,870

NOTE 12. EMPLOYEES' RETIREMENT PLANS

In October 2022, the Company terminated its U.S. Pension Plan (as defined in Note 15, Employees' Retirement Plans, to the consolidated financial statements in the 2022 Form 10-K). As part of the termination, the Company made a contribution of $4.1 million. Plan assets were liquidated to purchase annuity contracts with an insurance company for all participants. The Company recognized a $4.2 million settlement charge as a result of the termination, including an immaterial non-cash charge for unrecognized losses within accumulated other comprehensive income as of the termination date. The $4.2 million settlement charge was recognized within selling, general and administrative expenses in the condensed consolidated statement of earnings during the six months ended February 28, 2023. No benefit obligation or plan assets related to the U.S. Pension Plan remain.

See Note 15, Employees' Retirement Plans, to the consolidated financial statements in the 2022 Form 10-K for information on the Company's remaining defined benefit pension plan (the "U.K. Pension Plan," as defined in Note 15, Employees' Retirement

Plans, to the consolidated financial statements in the 2022 Form 10-K), defined contribution 401(k) retirement plan and Benefit Restoration Plan ("BRP").
NOTE 13. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed based on the weighted average shares of common stock outstanding during the period. Restricted stock is included in the number of shares of common stock issued and outstanding but omitted from the basic EPS calculation until the shares vest. Diluted EPS is computed based on the weighted average shares of common stock plus the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based incentive awards and shares purchased by employees through participation in the Company's employee stock purchase plan.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net earnings	$179,849	$383,314	$441,623	$616,203

Average basic shares outstanding	117,224,517	121,458,196	117,249,266	121,293,030
Effect of dilutive securities	1,498,742	1,394,214	1,735,832	1,454,951
Average diluted shares outstanding	118,723,259	122,852,410	118,985,098	122,747,981

Earnings per share:
Basic	$1.53	$3.16	$3.77	$5.08
Diluted	$1.51	$3.12	$3.71	$5.02

Anti-dilutive shares not included above were immaterial for all periods presented.
In October 2021, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $350.0 million of shares of CMC common stock. During the three and six months ended February 28, 2023, the Company repurchased 330,000 and 1,605,452 shares of CMC common stock, respectively, at an average purchase price of $52.04 and $41.31 per share, respectively. The Company had remaining authorization to repurchase $121.8 million of shares of CMC common stock at February 28, 2023.
NOTE 14. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. At February 28, 2023 and August 31, 2022, the amounts accrued for cleanup and remediation costs at certain sites in response to statutes enforced by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $5.6 million and $5.3 million at February 28, 2023 and August 31, 2022, respectively, of which $2.0 million were classified as other noncurrent liabilities as of February 28, 2023 and August 31, 2022. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

NOTE 15. OPERATING SEGMENTS

The Company structures its business into two reportable segments: North America and Europe. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2022 Form 10-K and Note 2, Changes in Business, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's BRP assets and short-term investments, expenses of the Company's corporate headquarters, interest expense related to long-term debt, other revenue resulting from the Company's NMTC transactions and intercompany eliminations.

The following is a summary of certain financial information by reportable segment and Corporate and Other:

	Three Months Ended February 28, 2023
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$1,640,933	$355,633	$21,437	$2,018,003
Adjusted EBITDA	299,311	12,949	(15,573)	296,687

	Six Months Ended February 28, 2023
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$3,457,832	$762,146	$25,338	$4,245,316
Adjusted EBITDA	677,267	77,454	(55,298)	699,423
Total assets at February 28, 2023	4,660,107	1,253,468	571,276	6,484,851

	Three Months Ended February 28, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$1,614,224	$395,758	$(1,094)	$2,008,888
Adjusted EBITDA	535,463	81,149	(52,493)	564,119

	Six Months Ended February 28, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$3,267,846	$724,814	$(1,971)	$3,990,689
Adjusted EBITDA	803,987	160,981	(86,827)	878,141
Total assets at August 31, 2022	4,467,314	1,056,101	713,612	6,237,027

The following table presents a reconciliation of net earnings to adjusted EBITDA:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2023	2022	2023	2022
Net earnings	$179,849	$383,314	$441,623	$616,203
Interest expense	9,945	12,011	22,990	23,046
Income taxes	55,641	126,432	132,366	155,304
Depreciation and amortization	51,216	41,134	102,399	82,360
Asset impairments	36	1,228	45	1,228
Adjusted EBITDA	$296,687	$564,119	$699,423	$878,141

Disaggregation of Revenue

The following tables display revenue by reportable segment and Corporate and Other from external customers, disaggregated by major product:

	Three Months Ended February 28, 2023
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$315,711	$4,894	$—	$320,605
Steel products	630,724	272,607	—	903,331
Downstream products	539,173	50,128	—	589,301
Construction-related solutions	122,464	17,380	—	139,844
Other(1)	31,921	9,930	23,071	64,922
Net sales from external customers	1,639,993	354,939	23,071	2,018,003
Intersegment net sales, eliminated on consolidation	940	694	(1,634)	—
Net sales	$1,640,933	$355,633	$21,437	$2,018,003

	Six Months Ended February 28, 2023
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$608,031	$9,761	$—	$617,792
Steel products	1,336,186	584,543	—	1,920,729
Downstream products	1,181,107	109,710	—	1,290,817
Construction-related solutions	264,836	36,826	—	301,662
Other(1)	65,081	20,048	29,187	114,316
Net sales from external customers	3,455,241	760,888	29,187	4,245,316
Intersegment net sales, eliminated on consolidation	2,591	1,258	(3,849)	—
Net sales	$3,457,832	$762,146	$25,338	$4,245,316
_______________________________
(1) Other revenue during the three and six months ended February 28, 2023 includes $17.7 million derived from the Company's NMTC transactions. See Note 8, New Markets Tax Credit Transactions, for further information.

	Three Months Ended February 28, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$366,941	$5,864	$—	$372,805
Steel products	666,047	320,414	—	986,461
Downstream products	459,753	59,541	—	519,294
Construction-related solutions	83,638	—	—	83,638
Other	37,845	9,530	(685)	46,690
Net sales from external customers	1,614,224	395,349	(685)	2,008,888
Intersegment net sales, eliminated on consolidation	—	409	(409)	—
Net sales	$1,614,224	$395,758	$(1,094)	$2,008,888

	Six Months Ended February 28, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$720,033	$12,824	$—	$732,857
Steel products	1,341,089	563,559	—	1,904,648
Downstream products	974,149	129,613	—	1,103,762
Construction-related solutions	166,137	—	—	166,137
Other	66,438	17,915	(1,068)	83,285
Net sales from external customers	3,267,846	723,911	(1,068)	3,990,689
Intersegment net sales, eliminated on consolidation	—	903	(903)	—
Net sales	$3,267,846	$724,814	$(1,971)	$3,990,689

NOTE 16. SUBSEQUENT EVENTS

On March 3, 2023, the Company completed the acquisition of all the assets of Roane Metals Group, LLC ("Roane"), a supplier of recycled metals with two facilities located in eastern Tennessee. The majority of volumes processed by Roane relate to obsolete ferrous scrap metals expected to be consumed by the Company's steel mill operations. The Roane acquisition is not material to the Company's financial position as of February 28, 2023 or results of operations for the three and six months ended February 28, 2023, and therefore, pro forma operating results and other disclosures for the acquisition are not presented.

On March 17, 2023, the Company completed the acquisition of Tendon Systems, LLC ("Tendon"), a leading provider of post-tensioning, barrier cable and concrete restoration solutions to the southeastern U.S. The Tendon acquisition is not material to the Company's financial position as of February 28, 2023 or results of operations for the three and six months ended February 28, 2023, and therefore, pro forma operating results and other disclosures for the acquisition are not presented.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (this "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2022 (the "2022 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the Securities and Exchange Commission ("SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the sections entitled "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K and Part II, Item 1A of this Form 10-Q. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the relevant three or six month period ended February 28, 2022. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.
BUSINESS CONDITIONS AND DEVELOPMENTS

Tensar Acquisition

On April 25, 2022, we completed the acquisition of TAC Acquisition Corp. ("Tensar") for approximately $550 million, net of cash acquired. Through its patented foundation systems, Tensar produces ground stabilization and soil reinforcement solutions that complement our existing concrete reinforcement product lines and broaden our ability to address multiple early phases of commercial and infrastructure construction, including subgrade, foundation and structures. End customers for these products include commercial, industrial and residential site developers, mining and oil and gas companies, transportation authorities, coastal and waterway authorities and waste management companies. The acquired operations within North America are presented within our North America reportable segment and the remaining acquired operations are presented within our Europe reportable segment. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information about the Tensar acquisition.

Advanced Steel Recovery Acquisition

On September 15, 2022, we completed the acquisition of Advanced Steel Recovery, LLC ("ASR"), a supplier of recycled ferrous metals located in Southern California. ASR's primary operations include processing and brokering capabilities that source material for sale into both the domestic and export markets and are presented within our North America reportable segment.

Kodiak Acquisition

On November 14, 2022, we completed the acquisition of a Galveston, Texas area metals recycling facility and related assets (collectively, "Kodiak") from Kodiak Resources, Inc. and Kodiak Properties, L.L.C. Kodiak's operating results are presented within our North America reportable segment.

Capital Expenditures

In September 2021, we began the construction of a third micro mill. This micro mill will be the first in the world with the capability to produce merchant bar quality products through a continuous production process and will employ the latest technology in electric arc furnace ("EAF") power supply systems which will allow us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. The new facility, located in Mesa, Arizona, will replace the rebar capacity at our Rancho Cucamonga, California mill, which was sold during fiscal 2022, and will allow us to more efficiently meet West Coast demand for steel products. We expect this micro mill to be commissioned in spring of 2023. For further details on the sale of the Rancho Cucamonga, California mill, refer to Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q.

In December 2022, we announced that our planned fourth micro mill will be located in Berkeley County, West Virginia. This new micro mill will be geographically situated to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and will enhance our steel production capabilities by achieving synergies within the existing network of mills and downstream fabrication plants. We expect this micro mill to be commissioned in late calendar 2025.

Senior Notes Activity

In November 2022, we repurchased $115.9 million in aggregate principal amount of the 4.875% Senior Notes due 2023 (the “2023 Notes”) through a cash tender offer. The remaining $214.1 million of outstanding principal on the 2023 Notes is due on

May 15, 2023 and was included in current maturities of long-term debt and short-term borrowings in the condensed consolidated balance sheet as of February 28, 2023.

Russian Invasion of Ukraine

The Russian invasion of Ukraine did not have a direct material adverse impact on our business, financial condition or results of operations during the three or six months ended February 28, 2023 or 2022. Our Europe segment has not had an interruption in energy supply and was able to identify alternate sources for a limited number of materials previously procured through Russia. However, we will continue to monitor disruptions in supply of energy and materials and the indirect effects on our operations of inflationary pressures, foreign exchange rate fluctuations, commodity pricing, potential cybersecurity risks and sanctions resulting from the invasion.

See Part I, Item 1A, Risk Factors, of our 2022 Form 10-K and Part II, Item 1A, Risk Factors, of this Form 10-Q, for further discussion related to the above business conditions and developments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2022 Form 10-K.

RESULTS OF OPERATIONS SUMMARY

Business Overview

Our vertically integrated steel-related operations manufacture, recycle and fabricate steel and metal products and provide related materials and services through a network of facilities that includes seven EAF mini mills, two EAF micro mills, one rerolling mill, steel fabrication and processing plants, construction-related product warehouses and metal recycling facilities in the United States and Poland. Through our Tensar operations, CMC is a leading global provider of innovative ground and soil stabilization solutions selling into more than 80 national markets through two major product lines: Tensar® geogrids and Geopier® foundation systems. Our operations are conducted through two reportable segments: North America and Europe.

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

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our segments. Adjusted EBITDA is the sum of the Company's earnings before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in metal margins of our steel products and downstream products period-over-period is a consistent area of focus for our Company and industry. Metal margin is a metric used by management to monitor the results of our vertically integrated organization. For our steel products, metal margin is the difference between the average selling price per ton of rebar, merchant and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices. The metal margin for our downstream products is the difference between the average selling price per ton of fabricated rebar and steel fence post products and the scrap input costs to produce these products. The majority of our downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

Financial Results Overview

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$2,018,003	$2,008,888	$4,245,316	$3,990,689
Net earnings	179,849	383,314	441,623	616,203
Diluted earnings per share	$1.51	$3.12	$3.71	$5.02

Net sales remained relatively flat for the three months ended February 28, 2023, compared to the corresponding period, and increased $254.6 million, or 6%, for the six months ended February 28, 2023, compared to the corresponding period. Net sales in our North America segment increased in the six months ended February 28, 2023, as compared to the corresponding period, primarily due to a year-over-year increase in downstream products average selling prices, which more than offset a year-over-year decrease in raw materials average selling prices. Net sales in our Europe segment also increased during the six months ended February 28, 2023, as compared to the corresponding period, due to a greater volume of shipments of steel products, which mitigated a reduction in steel products average selling prices. The acquired Tensar operations also contributed to the period-over-period changes by providing $51.4 million and $113.0 million in net sales during the three and six months ended February 28, 2023, respectively, with no such activity in the corresponding periods.

During the three and six months ended February 28, 2023, we achieved net earnings of $179.8 million and $441.6 million, respectively, compared to net earnings of $383.3 million and $616.2 million, respectively, during the corresponding periods. Included in net earnings during the three and six months ended February 28, 2022 was a $273.3 million gain on the sale of the Rancho Cucamonga facilities. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on the sale of the Rancho Cucamonga facilities. The remaining change in net earnings in the three and six months ended February 28, 2023, compared to the corresponding periods, was an increase driven by the expansion of steel products metal margin and downstream products margin over scrap per ton in our North America segment, partially offset by steel products metal margin compression in our Europe segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $22.4 million and $55.0 million during the three and six months ended February 28, 2023, respectively, compared to the corresponding periods. Contributing to the period-over-period increases were $22.0 million and $43.9 million of selling, general and administrative expenses from Tensar operations' commercial and engineering support in the three and six months ended February 28, 2023, respectively, with no such expenses in the corresponding periods. Additionally, the six months ended February 28, 2023 included a $4.2 million pension plan settlement charge, with no such settlement charge in the corresponding period. See Note 12, Employees' Retirement Plans, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on the pension plan termination activity.

Interest Expense

Interest expense decreased by $2.1 million during the three months ended February 28, 2023, compared to the corresponding period, and remained flat during the six months ended February 28, 2023, compared to the corresponding period. Contributing to the quarter-over-quarter decrease in interest expense during the three months ended February 28, 2023 was a $2.8 million increase in capitalized interest, compared to the corresponding period, resulting from the construction of the Company's third micro mill.

Income Taxes

The effective income tax rates for the three and six months ended February 28, 2023 were 23.6% and 23.1%, respectively, compared to 24.8% and 20.1%, respectively, in the corresponding periods. The decrease in the effective income tax rate for the three months ended February 28, 2023, compared with the corresponding period, is due to multiple factors of which no single item was material. The increase in the effective income tax rate for the six months ended February 28, 2023, compared with the corresponding period, is primarily due to the recognition of a tax benefit on a tax restructuring transaction during the first quarter of 2022 that did not recur in 2023.

SEGMENT OPERATING DATA

The operational data by product category presented in the tables below reflects activity from sales of raw materials, steel products and downstream products, as applicable, which comprise the majority of sales in North America and Europe. The data is calculated using averages, and therefore, it is not meaningful to quantify the effect that any individual metric had on the segment's net sales or adjusted EBITDA. See Note 15, Operating Segments, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on our reportable segments.

North America

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except per ton amounts)	2023	2022	2023	2022
Net sales	$1,640,933	$1,614,224	$3,457,832	$3,267,846
Adjusted EBITDA	299,311	535,463	677,267	803,987

External tons shipped
Raw materials	321	329	637	663
Rebar	425	407	886	849
Merchant and other	236	245	479	502
Steel products	661	652	1,365	1,351
Downstream products	311	327	693	727

Average selling price (per ton)
Raw materials	$868	$1,103	$846	$1,068
Steel products	985	1,041	1,003	1,007
Downstream products	1,418	1,169	1,408	1,126

Cost of raw materials per ton	$639	$834	$618	$800
Cost of ferrous scrap utilized per ton	346	436	335	432
Steel products metal margin per ton	639	605	668	575

Net sales in our North America segment remained relatively flat for the three months ended February 28, 2023, compared to the corresponding period, and increased $190.0 million, or 6%, for the six months ended February 28, 2023, compared to the corresponding period. While average selling prices of downstream products increased 21% and 25%, respectively, during the three and six months ended February 28, 2023, compared to the corresponding periods, raw materials average selling prices decreased 21% in both the three and six months ended February 28, 2023, compared to the corresponding periods. The period-over-period increases in average selling prices for downstream products, many of which are fixed at the beginning of the project, reflected the increased input costs from rising scrap and energy prices during late 2021 and 2022 when the contracts were entered into. The increased net sales resulting from shipments of these higher priced downstream products contracts were partially offset by the impact from the period-over-period reductions in raw materials average selling prices caused by the decrease in ferrous scrap prices during the three and six months ended February 28, 2023, compared to the corresponding periods. Net sales were impacted to a lesser extent by volumes, which remained relatively flat across all product lines during the three and six months ended February 28, 2023, compared to the corresponding periods. Although volumes during the second quarter of 2023 were negatively impacted by weather-related conditions, including significant precipitation in key markets, there was no impact on volumes from the planned maintenance that occurred during the second quarter of 2023, compared to the impact on volumes from the planned maintenance that occurred during the second quarter of 2022. The acquired Tensar operations also contributed $34.0 million and $76.1 million of net sales during the three and six months ended February 28, 2023, respectively, with no such activity in the corresponding periods.

During the three and six months ended February 28, 2023, we achieved adjusted EBITDA of $299.3 million and $677.3 million, respectively, compared to adjusted EBITDA of $535.5 million and $804.0 million, respectively, during the corresponding periods. Included in adjusted EBITDA during the three and six months ended February 28, 2022 was a $273.3 million gain on the sale of the Rancho Cucamonga facilities. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information about the sale of the Rancho Cucamonga facilities. The growth in the remaining adjusted EBITDA during the three and six months ended February 28, 2023, compared to the corresponding periods, resulted from increased steel products metal margin per ton and significant expansion in downstream products margin over scrap per ton. The growth in margins in our vertically integrated business model is a result of the consistent average selling prices for steel products and increases in average selling prices for downstream products discussed above, paired with the declining scrap price environment during the three and six months ended February 28, 2023, compared to the corresponding periods. Additionally, the acquired Tensar operations provided adjusted EBITDA of $7.4 million and $15.5 million during the three and six months ended February 28, 2023, respectively, with no such activity in the corresponding periods.

Europe

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except per ton amounts)	2023	2022	2023	2022
Net sales	$355,633	$395,758	$762,146	$724,814
Adjusted EBITDA	12,949	81,149	77,454	160,981

External tons shipped
Rebar	183	172	387	275
Merchant and other	253	278	522	540
Steel products	436	450	909	815

Average selling price (per ton)
Steel products	$756	$851	$775	$859

Cost of ferrous scrap utilized per ton	$389	$444	$377	$439
Steel products metal margin per ton	367	407	398	420

Net sales in our Europe segment decreased $40.1 million, or 10%, during the three months ended February 28, 2023, compared to the corresponding period, and increased $37.3 million, or 5%, during the six months ended February 28, 2023, compared to the corresponding period. Volumes remained strong during the three months ended February 28, 2023, though the $95 per ton decrease in steel products average selling price yielded a decrease in net sales during the three months ended February 28, 2023, compared to the corresponding period. During the six months ended February 28, 2023, volumes rose 12%, exceeding the impact of an $84 per ton decrease in steel products average selling price, compared to the corresponding period. These decreases in steel products average selling prices were driven by a low pricing environment across Europe. Shipment levels were supported by our optimized cost structure, which positioned us to competitively price our steel products, coupled with our historical investment in operations, which provided the capacity to meet customer demand. Net sales from the acquired Tensar operations partially mitigated the impact from year-over-year decreases in steel products average selling prices by providing $17.4 million and $36.9 million in net sales during the three and six months ended February 28, 2023, respectively, with no such activity in the corresponding periods. Net sales for the three and six months ended February 28, 2023 were impacted by unfavorable foreign currency translation adjustments of $30.5 million and $110.1 million, respectively, due to the increase in the average value of the U.S. dollar relative to the Polish zloty, compared to unfavorable foreign currency translation adjustments of $35.2 million and $48.7 million, respectively, during the corresponding periods.

Adjusted EBITDA for the three and six months ended February 28, 2023 decreased $68.2 million, or 84%, and $83.5 million, or 52%, respectively, compared to the corresponding periods. While the cost of ferrous scrap utilized decreased $55 per ton and $62 per ton during the three and six months ended February 28, 2023, respectively, compared to the corresponding periods, the declines in steel products average selling prices described above outpaced falling scrap costs, resulting in decreases in steel products metal margin per ton of $40 and $22 during the three and six months ended February 28, 2023, respectively, compared to the corresponding periods. In addition to the change in steel products metal margin per ton, increased costs of electricity and natural gas of $71 per ton and $57 per ton during the three and six months ended February 28, 2023, respectively, compared to the corresponding periods, further contributed to the decrease in adjusted EBITDA. During the six months ended February 28, 2023, we received a $9.5 million energy credit, which helped mitigate higher energy costs by reducing cost of goods sold, but to a lesser extent than the $15.5 million energy credit received in the comparable period. Results also benefited from $1.5 million and $4.8 million of adjusted EBITDA provided by the acquired Tensar operations during the three and six months ended February 28, 2023, respectively, with no such activity in the corresponding periods. Adjusted EBITDA for the three and six months ended February 28, 2023 included unfavorable foreign currency translation adjustments of $1.0 million and $14.5 million, respectively, compared to unfavorable foreign currency translation adjustments of $7.3 million and $10.3 million, respectively, during the corresponding periods.

Corporate and Other

Corporate and Other reported adjusted EBITDA losses of $15.6 million and $55.3 million for the three and six months ended February 28, 2023, respectively, compared to adjusted EBITDA losses of $52.5 million and $86.8 million in the corresponding periods, respectively. During the three and six months ended February 28, 2023, we recognized $17.7 million in other revenue from our New Markets Tax Credit (“NMTC”) transactions, which was a primary driver of the decrease in adjusted EBITDA losses during the three and six months ended February 28, 2023, compared to the corresponding periods. See Note 8, New Markets Tax Credit Transactions, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information. Also contributing to the decreases in adjusted EBITDA losses were $16.1 million in debt extinguishment costs incurred during the three and six months ended February 28, 2022, compared to immaterial activity in the three and six months ended February 28, 2023, as well as $6.1 million and $12.5 million of additional gains on short-term investments and benefit restoration plan assets during the three and six months ended February 28, 2023, respectively, compared to the corresponding periods. In contrast to these reductions to adjusted EBITDA loss, during the six months ended February 28, 2023 we recognized a $6.3 million increase in non-cash stock compensation expense, compared to the corresponding period, and a $4.2 million pension plan settlement charge, with no such settlement charge in the corresponding period. See Note 12, Employees' Retirement Plans, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on the pension plan termination activity.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Cash flows from operating activities are our principal sources of liquidity and result primarily from sales of raw materials, steel products, downstream products and related materials and services, as described in Part I, Item 1, Business, of our 2022 Form 10-K and Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q.

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured receivables (and those covered by export letters of credit) was approximately 17% of total trade receivables at February 28, 2023.

We use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 9, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q, for further information.

The table below reflects our sources, facilities and availability of liquidity at February 28, 2023. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q, for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$603,966	$603,966
Notes due from 2023 to 2032	1,114,059	(1)
Revolver	600,000	599,087
Term Loan	200,000	200,000
Series 2022 Bonds, due 2047	145,060	—
Poland credit facilities	67,443	52,816
Poland accounts receivable facility	64,745	41,941
Other	4,086	1,202
__________________________________
(1) We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.

We continually review our capital resources to determine whether we can meet our short and long-term goals. We anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, repay current maturities of long-term debt, including the $214.1 million outstanding principal amount of the 2023 Notes, pay dividends and opportunistically repurchase shares for at least the next twelve months. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

We estimate that our 2023 capital spending will range from $550 million to $600 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At February 28, 2023, we believe we were in compliance with all covenants contained in our credit arrangements.

As of February 28, 2023 and August 31, 2022, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Operating Activities
Net cash flows from operating activities were $558.9 million and $54.4 million for the six months ended February 28, 2023 and 2022, respectively. The $410.9 million year-over-year net decrease in cash used by operating assets and liabilities was due in part to a decreased scrap price environment during the six months ended February 28, 2023, compared to increased scrap prices in the six months ended February 28, 2022, which reduced cash used by inventory purchases by $268.9 million year-over-year. Additionally, cash provided by accounts receivable increased by $182.2 million year-over-year, primarily as a result of the decrease in accounts receivable as of February 28, 2023, compared to August 31, 2022, due to higher sales during the fourth quarter of 2022 compared to the three months ended February 28, 2023. These cash flows from operating assets and liabilities were offset by a year-over-year increase in cash used by in accounts payable, accrued expenses and other payables of $49.9 million. Additional activity offsetting the increase in cash flows from operating activities was $17.7 million of non-cash other revenue resulting from the settlement of our NMTC transactions during the six months ended February 28, 2023 and a $15.9 million reduction in loss on debt extinguishment during the six months ended February 28, 2023, compared to the corresponding period. See Note 8, New Markets Tax Credit Transactions, in Part I, Item 1, Financial Statements, of this Form 10-Q, for further information on the Company's NMTC transactions.

Investing Activities
Net cash flows used by investing activities were $352.6 million for the six months ended February 28, 2023, compared to net cash flows from investing activities of $121.1 million for the six months ended February 28, 2022. The fluctuation in net cash flows used by investing activities was primarily driven by the proceeds from the sale of the Rancho Cucamonga facilities during the six months ended February 28, 2022, compared to immaterial proceeds from the sale of assets in the six months ended February 28, 2023. Also contributing to the increase in cash flows used by investing activities were $97.7 million of additional capital expenditures in the six months ended February 28, 2023, compared to the corresponding period, primarily from the construction of our third and fourth micro mills, and $65.2 million of acquisitions during the six months ended February 28, 2023, with no such acquisitions in the corresponding period. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information about the sale of the Rancho Cucamonga facilities and current period acquisitions.

Financing Activities
Net cash flows used by financing activities were $283.7 million for the six months ended February 28, 2023, compared to net cash flows from financing activities of $324.4 million for the six months ended February 28, 2022. The $608.1 million increase in net cash flows used by financing activities was largely driven by net repayments of long-term debt of $160.3 million during the six months ended February 28, 2023, compared to net proceeds from issuance of long-term debt of $427.2 million during the six months ended February 28, 2022. Additionally, there was a $49.3 million increase in treasury stock acquired under the share repurchase program during the six months ended February 28, 2023, compared to the corresponding period. Offsetting these additional cash outflows was a decrease in net repayments of our Polish accounts receivable facilities of $21.6 million during the six months ended February 28, 2023, as compared to the corresponding period. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information regarding our credit arrangements and Note 13, Stockholders' Equity and Earnings per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on the share repurchase program.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information regarding scheduled maturities of our long-term debt.
Our undiscounted purchase obligations due in the twelve months following February 28, 2023 were approximately $870 million and approximately $310 million due thereafter. Of the purchase obligations due in the twelve months following February 28, 2023, approximately 29% were for commodities, 19% were for consumable production inputs, such as alloys, 17% were for capital expenditures in connection with normal business operations and 17% were for the construction of our third and fourth micro mills. Of the purchase obligations due thereafter, 72% were for commodities and 18% were for the construction of our fourth micro mill.
Operating lease obligations in the twelve months following February 28, 2023 were approximately $39.8 million and $138.7 million due thereafter. Additionally, leases that have not yet commenced, primarily for vehicles, with aggregate fixed payments over their terms, were approximately $14.1 million, with $10.5 million to commence in 2023 and $3.6 million to commence in 2024.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At February 28, 2023, we had committed $21.4 million under these arrangements, of which $0.9 million reduced availability under the Revolver (as defined in Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).
CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information.
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, the effect of COVID-19 and related governmental and economic responses thereto, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, share repurchases, legal proceedings, construction activity, international trade, the impact of the Russian invasion of Ukraine, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the timeline for execution of our growth plan, and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates,"

"believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Form 10-Q was filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations, among others, include the following:

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
•the impact of the Russian invasion of Ukraine on the global economy, inflation, energy supplies and raw materials, which is uncertain, but may prove to negatively impact our business and operations;
•increased attention to environmental, social and governance ("ESG") matters, including any targets or other ESG or environmental justice initiatives;
•operating and startup risks, as well as market risks associated with the commissioning of new projects could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investments;
•impacts from global public health epidemics, including the COVID-19 pandemic, on the economy, demand for our products, global supply chain and on our operations;
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
•potential limitations in our or our customers' abilities to access credit and non-compliance with their contractual obligations, including payment obligations;
•activity in repurchasing shares of our common stock under our share repurchase program;
•financial and non-financial covenants and restrictions on the operation of our business contained in agreements governing our debt;
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
•the impact of goodwill or other indefinite lived intangible asset impairment charges;
•the impact of long-lived asset impairment charges;
•currency fluctuations;
•global factors, such as trade measures, military conflicts and political uncertainties, including changes to current trade regulations, such as Section 232 trade tariffs and quotas, tax legislation and other regulations which might adversely impact our business;
•availability and pricing of electricity, electrodes and natural gas for mill operations;

•our ability to hire and retain key executives and other employees;
•competition from other materials or from competitors that have a lower cost structure or access to greater financial resources;
•information technology interruptions and breaches in security;
•our ability to make necessary capital expenditures;
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
Refer to the "Risk Factors" disclosed in the sections entitled "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K and Part II, Item 1A of this Form 10-Q for specific information regarding additional risks that would cause actual results to differ from those expressed or implied by these forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on any forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended February 28, 2023, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $118.0 million, or 47%, compared to August 31, 2022. This increase was primarily due to forward contracts denominated in Polish zloty with a U.S. dollar functional currency, which increased $146.8 million, partially offset by forward contracts denominated in euros with a Polish zloty functional currency, which decreased $30.7 million compared to August 31, 2022.

During the six months ended February 28, 2023, the Company's total commodity contract commitments increased $248.5 million, or 121%, compared to August 31, 2022, of which $240.5 million relates to the Company's electricity commodity commitments.

There were no other material changes to the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2022 Form 10-K.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended February 28, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For information regarding our legal proceedings, refer to Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q.

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
ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2022 Form 10-K.

Operating and startup risks, as well as market risks associated with the commissioning of our third and fourth micro mills could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investments.

We anticipate our third micro mill will be commissioned in spring of 2023, and our fourth micro mill is expected to be commissioned in late calendar 2025. Although we have successfully commissioned and operated similar facilities, there are technological, operational, market and start-up risks associated with the construction and commissioning of our third and fourth micro mills. Construction of our micro mills is subject to changing market conditions, delays, inflation and cost overruns, work stoppages, labor shortages, weather interferences, supply chain delays, changes required by governmental authorities, delays or the inability to acquire required permits or licenses, any of which could have an adverse impact on our operational and financial results. Further, although we believe these facilities should each be capable of consistently producing high-quality products in sufficient quantities and at costs that will compare favorably with other similar steel manufacturing facilities, there can be no assurance that these expectations will be achieved. If we encounter cost overruns, system or process difficulties during or after startup or quality control restrictions with either or both facilities, our capital costs could increase materially, the expected benefits from the development of the applicable facilities could be diminished or lost, and we could lose all or a substantial portion of our investments. We could also encounter commodity market risk if, during a sustained period, the cost to manufacture is greater than projected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended February 28, 2023.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
December 1, 2022 - December 31, 2022	115,500	$48.81	115,500	$133,342,213
January 1, 2023 - January 31, 2023	110,000	52.08	110,000	127,612,978
February 1, 2023 - February 28, 2023	104,500	55.57	104,500	121,805,666
	330,000		330,000
__________________________________
(1) On October 13, 2021, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 13, Stockholders' Equity and Earnings per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

As previously disclosed, on February 15, 2023, in connection with Peter R. Matt’s appointment as President of the Company, Mr. Matt and the Company entered into that certain Terms and Conditions of Employment (the “Employment Agreement”) and that certain Commercial Metals Company Amended and Restated Executive Employment Continuity Agreement (the “EECA”), with each of the Employment Agreement and the EECA being effective as of April 1, 2023. On March 20, 2023, the Company and Mr. Matt entered into amendments to each of the Employment Agreement and the EECA to amend the respective effective dates of the Employment Agreement and the EECA from April 1, 2023 to April 9, 2023. Additionally, certain provisions of the Employment Agreement were amended to reflect the new effective date of April 9, 2023. Except as provided herein, all other terms and conditions of the Employment Agreement and the EECA remain in full force and effect.

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

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K dated June 21, 2022 and incorporated herein by reference).

10.1	Employment Agreement, dated as of February 15, 2023, by and between Peter R. Matt and Commercial Metals Company (filed herewith).

10.2	Amendment No. 1 to Employment Agreement, dated as of March 20, 2023, by and between Peter R. Matt and Commercial Metals Company (filed herewith).

31.1	Certification of Barbara R. Smith, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Lawrence, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

COMMERCIAL METALS COMPANY

March 23, 2023	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)