Form 10-Q
period 2023-05-31
COMMERCIAL METALS Co
filed 2023-06-22
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
Yes  ☐    No  ☒
As of June 21, 2023, 116,786,346 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net sales	$2,344,989	$2,515,727	$6,590,305	$6,506,416
Costs and operating expenses (income):
Cost of goods sold	1,862,299	1,956,459	5,203,476	5,157,834
Selling, general and administrative expenses	162,953	139,556	469,503	391,119
Interest expense	8,878	13,433	31,868	36,479
Asset impairments	1	3,245	46	4,473
Loss on debt extinguishment	—	39	178	16,091
Loss (gain) on sales of assets	788	(2,024)	1,175	(276,106)
	2,034,919	2,110,708	5,706,246	5,329,890
Earnings before income taxes	310,070	405,019	884,059	1,176,526
Income taxes	76,099	92,590	208,465	247,894
Net earnings	$233,971	$312,429	$675,594	$928,632

Earnings per share:
Basic	$2.00	$2.58	$5.76	$7.66
Diluted	$1.98	$2.54	$5.69	$7.55

Average basic shares outstanding	117,066,623	121,247,105	117,192,710	121,277,553
Average diluted shares outstanding	118,397,899	122,799,869	118,747,084	122,927,291
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2023	2022	2023	2022
Net earnings	$233,971	$312,429	$675,594	$928,632
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	42,723	(14,668)	95,780	(68,817)
Derivatives:
Net unrealized holding gain (loss)	(11,848)	25,927	80,154	81,378
Reclassification for realized gain	(295)	(5,107)	(8,128)	(13,453)
Net unrealized gain (loss) on derivatives	(12,143)	20,820	72,026	67,925
Defined benefit plans gain (loss) after amortization of prior service costs	(94)	(6)	1,627	(18)
Total other comprehensive income (loss), net of income taxes	30,486	6,146	169,433	(910)
Comprehensive income	$264,457	$318,575	$845,027	$927,722
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	May 31, 2023	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$475,489	$672,596
Accounts receivable (less allowance for doubtful accounts of $4,633 and $4,990)	1,244,652	1,358,907
Inventories, net	1,145,476	1,169,696
Prepaid and other current assets	276,024	240,269
Total current assets	3,141,641	3,441,468
Property, plant and equipment, net	2,268,150	1,910,871
Intangible assets, net	252,260	257,409
Goodwill	342,109	249,009
Other noncurrent assets	516,700	378,270
Total assets	$6,520,860	$6,237,027
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$382,482	$428,055
Accrued expenses and other payables	414,240	540,136
Current maturities of long-term debt and short-term borrowings	56,222	388,796
Total current liabilities	852,944	1,356,987
Deferred income taxes	310,087	250,302
Other noncurrent liabilities	231,321	230,060
Long-term debt	1,102,883	1,113,249
Total liabilities	2,497,235	2,950,598
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,863,346 and 117,496,053 shares	1,290	1,290
Additional paid-in capital	385,418	382,767
Accumulated other comprehensive income (loss)	54,982	(114,451)
Retained earnings	3,931,775	3,312,438
Less treasury stock 12,197,318 and 11,564,611 shares at cost	(350,081)	(295,847)
Stockholders' equity	4,023,384	3,286,197
Stockholders' equity attributable to non-controlling interests	241	232
Total stockholders' equity	4,023,625	3,286,429
Total liabilities and stockholders' equity	$6,520,860	$6,237,027
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended May 31,
(in thousands)	2023	2022
Cash flows from (used by) operating activities:
Net earnings	$675,594	$928,632
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	157,528	125,943
Stock-based compensation	44,000	37,856
Deferred income taxes and other long-term taxes	34,815	64,241
Write-down of inventory	8,931	266
Net loss (gain) on sales of assets	1,175	(276,106)
Loss on debt extinguishment	178	16,052
Asset impairments	46	4,473
Other	4,780	1,183
Settlement of New Markets Tax Credit transaction	(17,659)	—
Changes in operating assets and liabilities, net of acquisitions	25,291	(660,793)
Net cash flows from operating activities	934,679	241,747
Cash flows from (used by) investing activities:
Capital expenditures	(439,742)	(294,346)
Acquisitions, net of cash acquired	(167,069)	(552,449)
Proceeds from insurance	2,456	3,081
Proceeds from the sale of property, plant and equipment and other	776	314,971
Other	(1,583)	—
Net cash flows used by investing activities	(605,162)	(528,743)
Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	—	740,403
Repayments of long-term debt	(380,700)	(319,706)
Debt issuance costs	(1,800)	(3,064)
Debt extinguishment costs	(96)	(13,642)
Proceeds from accounts receivable facilities	242,408	327,665
Repayments under accounts receivable facilities	(244,105)	(290,666)
Treasury stock acquired	(82,839)	(55,597)
Tax withholdings related to share settlements, net of purchase plans	(13,665)	(10,132)
Dividends	(56,257)	(51,003)
Contribution from non-controlling interest	9	—
Net cash flows from (used by) financing activities	(537,045)	324,258
Effect of exchange rate changes on cash	6,970	(1,862)
Increase (decrease) in cash, restricted cash and cash equivalents	(200,558)	35,400
Cash, restricted cash and cash equivalents at beginning of period	679,243	501,129
Cash, restricted cash and cash equivalents at end of period	$478,685	$536,529
See notes to condensed consolidated financial statements.

Supplemental information:	Nine Months Ended May 31,
(in thousands)	2023	2022
Cash paid for income taxes	$150,658	$189,491
Cash paid for interest	51,305	34,394

Noncash activities:
Liabilities related to additions of property, plant and equipment	$28,312	$50,948
Right of use assets obtained in exchange for operating leases	33,785	45,949
Right of use assets obtained in exchange for finance leases	38,962	15,670

Cash and cash equivalents	$475,489	$410,265
Restricted cash	3,196	126,264
Total cash, restricted cash and cash equivalents	$478,685	$536,529

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended May 31, 2023
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2023	129,060,664	$1,290	$374,440	$24,496	$3,716,537	(11,855,357)	$(333,802)	$232	$3,783,193
Net earnings					233,971				233,971
Other comprehensive income				30,486					30,486
Dividends ($0.16 per share)					(18,733)				(18,733)
Treasury stock acquired						(352,000)	(16,516)		(16,516)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			887			10,039	237		1,124
Stock-based compensation			10,091						10,091
Contribution of non-controlling interest								9	9
Balance, May 31, 2023	129,060,664	$1,290	$385,418	$54,982	$3,931,775	(12,197,318)	$(350,081)	$241	$4,023,625

	Nine Months Ended May 31, 2023
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2022	129,060,664	$1,290	$382,767	$(114,451)	$3,312,438	(11,564,611)	$(295,847)	$232	$3,286,429
Net earnings					675,594				675,594
Other comprehensive income				169,433					169,433
Dividends ($0.48 per share)					(56,257)				(56,257)
Treasury stock acquired						(1,957,452)	(82,839)		(82,839)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(42,270)			1,324,745	28,605		(13,665)
Stock-based compensation			35,229						35,229
Contribution of non-controlling interest								9	9
Reclassification of share-based liability awards			9,692						9,692
Balance, May 31, 2023	129,060,664	$1,290	$385,418	$54,982	$3,931,775	(12,197,318)	$(350,081)	$241	$4,023,625

	Three Months Ended May 31, 2022
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2022	129,060,664	$1,290	$366,162	$(91,876)	$2,745,117	(7,564,796)	$(150,978)	$232	$2,869,947
Net earnings					312,429				312,429
Other comprehensive income				6,146					6,146
Dividends ($0.14 per share)					(16,992)				(16,992)
Treasury stock acquired						(1,006,387)	(38,587)		(38,587)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			585			926	2		587
Stock-based compensation			8,639						8,639
Balance, May 31, 2022	129,060,664	$1,290	$375,386	$(85,730)	$3,040,554	(8,570,257)	$(189,563)	$232	$3,142,169

	Nine Months Ended May 31, 2022
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2021	129,060,664	$1,290	$368,064	$(84,820)	$2,162,925	(8,474,075)	$(152,582)	$232	$2,295,109
Net earnings					928,632				928,632
Other comprehensive loss				(910)					(910)
Dividends ($0.42 per share)					(51,003)				(51,003)
Treasury stock acquired						(1,501,387)	(55,597)		(55,597)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(28,748)			1,405,205	18,616		(10,132)
Stock-based compensation			26,979						26,979
Reclassification of share-based liability awards			9,091						9,091
Balance, May 31, 2022	129,060,664	$1,290	$375,386	$(85,730)	$3,040,554	(8,570,257)	$(189,563)	$232	$3,142,169
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2022 (the "2022 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2022 Form 10-K. The results of operations for the three and nine month periods ended May 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the three or nine month period ended May 31, 2022, as applicable. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.
NOTE 2. CHANGES IN BUSINESS

Tensar Acquisition

On April 25, 2022 (the "Tensar Acquisition Date"), the Company completed the acquisition of TAC Acquisition Corp. ("Tensar"). The total cash purchase price, net of $19.6 million cash acquired, was approximately $550 million, and was funded through domestic cash on-hand. The acquired operations in North America are presented within the Company's North America reportable segment, and the remaining acquired operations are presented within the Company's Europe reportable segment.

The table below presents the fair values and measurement period adjustments that were allocated to Tensar's assets and liabilities as of the Tensar Acquisition Date:

(in thousands)	Fair Value as Previously Reported(1)
Cash and cash equivalents	$19,551
Accounts receivable	37,741
Inventories	39,462
Prepaid and other current assets	12,528
Defined benefit pension plan	14,620
Property, plant and equipment	85,983
Intangible assets	260,500
Goodwill	186,805
Other noncurrent assets	19,660
Accounts payable	(12,134)
Accrued expenses and other payables	(23,725)
Current maturities of long-term debt	(3,277)
Deferred income taxes	(45,055)
Other noncurrent liabilities	(16,347)
Long-term debt	(4,312)
Total assets acquired and liabilities assumed	$572,000
__________________________________
(1) As previously reported in the 2022 Form 10-K. No measurement period adjustments occurred during the nine months ended May 31, 2023.

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

(in thousands)	Three Months Ended May 31, 2022	Nine Months Ended May 31, 2022
Pro forma net sales	$2,554,295	$6,657,257
Pro forma net earnings	318,736	942,369

The pro forma results presented above include, but are not limited to, adjustments to remove the impact of $4.5 million and $7.6 million of acquisition and integration expenses from the three and nine months ended May 31, 2022, respectively, and $2.2 million of increased cost of goods sold from both the three and nine months ended May 31, 2022 as a result of the revaluation of inventory. Results also reflect increased amortization expense from revalued intangible assets of $1.9 million and $8.1 million in the three and nine months ended May 31, 2022, respectively.

2023 Acquisitions

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

On March 3, 2023, the Company completed the acquisition of all of the assets of Roane Metals Group, LLC ("Roane"), a supplier of recycled metals with two facilities located in eastern Tennessee. The majority of volumes processed by Roane relate to obsolete ferrous scrap metals to be consumed by the Company's steel mill operations.

On March 17, 2023, the Company completed the acquisition of Tendon Systems, LLC ("Tendon"), a leading provider of post-tensioning, barrier cable and concrete restoration solutions to the southeastern U.S.

On May 1, 2023, the Company completed the acquisition of all of the assets of BOSTD America, LLC ("BOSTD"), a geogrid manufacturing facility located in Blackwell, Oklahoma. Prior to the acquisition, BOSTD produced several product lines for the Company's Tensar operations under a contract manufacturing arrangement.

The acquisitions of ASR, Kodiak, Roane, Tendon and BOSTD (the "2023 Acquisitions") are not material individually, or in the aggregate, to the Company's financial position as of May 31, 2023 or results of operations for the three or nine months ended May 31, 2023, and therefore, pro forma operating results and other disclosures for the 2023 Acquisitions are not presented. Operating results for the 2023 Acquisitions are presented within the Company's North America reportable segment.

Facility Disposition

On September 29, 2021, the Company entered into a definitive agreement to sell the assets associated with its Rancho Cucamonga melting operations and an adjacent rebar fabrication facility ("the Rancho Cucamonga facilities"), which were part of the North America segment. On December 28, 2021, the sale of the Rancho Cucamonga facilities was completed for gross proceeds of $313.0 million. A portion of the gross proceeds amounting to $39.0 million was set aside in a restricted cash account to facilitate the purchase of like-kind assets. In January 2022, the Company used $7.5 million of the restricted cash for the purchase of a like-kind asset, resulting in a balance of $31.5 million recorded in restricted cash as of May 31, 2022. In June

2022, the Company used an additional $14.5 million of the restricted cash for the purchase of a like-kind asset before the remaining balance was released from restrictions per the terms of the sale agreement during July 2022.
NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended May 31, 2023
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, March 1, 2023	$(192,840)	$222,411	$(5,075)	$24,496
Other comprehensive income (loss) before reclassifications	42,723	(14,686)	(146)	27,891
Reclassification for gain (1)	—	(319)	—	(319)
Income tax benefit	—	2,862	52	2,914
Net other comprehensive income (loss)	42,723	(12,143)	(94)	30,486
Balance, May 31, 2023	$(150,117)	$210,268	$(5,169)	$54,982

	Nine Months Ended May 31, 2023
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2022	$(245,897)	$138,242	$(6,796)	$(114,451)
Other comprehensive income before reclassifications	95,780	98,542	1,533	195,855
Reclassification for gain (1)	—	(10,055)	—	(10,055)
Income tax (expense) benefit	—	(16,461)	94	(16,367)
Net other comprehensive income	95,780	72,026	1,627	169,433
Balance, May 31, 2023	$(150,117)	$210,268	$(5,169)	$54,982

	Three Months Ended May 31, 2022
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, March 1, 2022	$(159,829)	$68,886	$(933)	$(91,876)
Other comprehensive income (loss) before reclassifications	(14,668)	32,302	(7)	17,627
Reclassification for gain (1)	—	(6,342)	—	(6,342)
Income tax (expense) benefit	—	(5,140)	1	(5,139)
Net other comprehensive income (loss)	(14,668)	20,820	(6)	6,146
Balance, May 31, 2022	$(174,497)	$89,706	$(939)	$(85,730)

	Nine Months Ended May 31, 2022
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Obligation	Total AOCI
Balance, September 1, 2021	$(105,680)	$21,781	$(921)	$(84,820)
Other comprehensive income (loss) before reclassifications	(68,817)	100,820	(23)	31,980
Reclassification for gain (1)	—	(16,667)	—	(16,667)
Income tax (expense) benefit	—	(16,228)	5	(16,223)
Net other comprehensive income (loss)	(68,817)	67,925	(18)	(910)
Balance, May 31, 2022	$(174,497)	$89,706	$(939)	$(85,730)
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

Each downstream product contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated product and installation services is recognized over time using an input measure; these contracts represented 7% of net sales in the North America segment in both the three and nine months ended May 31, 2023, and 7% and 8% of net sales in the North America segment in the three and nine months ended May 31, 2022, respectively. Revenue from contracts where the Company does not provide installation services is recognized over time using an output measure; these contracts represented 10% and 11% of net sales in the North America segment in the three and nine months ended May 31, 2023, respectively, and 8% of net sales in the North America segment in both the three and nine months ended May 31, 2022.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	May 31, 2023	August 31, 2022
Contract assets (included in accounts receivable)	$69,362	$73,037
Contract liabilities (included in accrued expenses and other payables)	29,293	27,567

The amount of revenue reclassified from August 31, 2022 contract liabilities during the nine months ended May 31, 2023 was approximately $23.4 million.

Remaining Performance Obligations

As of May 31, 2023, revenue totaling $1.0 billion has been allocated to remaining performance obligations in the North America segment related to contracts where revenue is recognized using an input or output measure. Of this amount, the Company estimates that approximately 78% of the remaining performance obligations will be recognized in the twelve months after May 31, 2023, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America and Europe segments are typically less than one year.
NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished steel products. Under the Company’s vertically integrated business model, steel products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined as finished goods.

The components of inventories were as follows:

(in thousands)	May 31, 2023	August 31, 2022
Raw materials	$287,785	$271,756
Work in process	4,786	9,446
Finished goods	852,905	888,494
Total	$1,145,476	$1,169,696

Inventory write-downs were $3.4 million and $8.9 million during the three and nine months ended May 31, 2023, respectively, and were primarily recorded in the Europe segment. Inventory write-downs were immaterial in the corresponding periods.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the following table:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross
Balance, September 1, 2022	$216,059	$43,115	$259,174
Acquisitions	92,077	—	92,077
Foreign currency translation	—	1,037	1,037
Balance, May 31, 2023	308,136	44,152	352,288

Accumulated impairment
Balance, September 1, 2022	(10,036)	(129)	(10,165)
Foreign currency translation	—	(14)	(14)
Balance, May 31, 2023	(10,036)	(143)	(10,179)

Goodwill, net
Balance, September 1, 2022	206,023	42,986	249,009
Acquisitions	92,077	—	92,077
Foreign currency translation	—	1,023	1,023
Balance, May 31, 2023	$298,100	$44,009	$342,109

Intangible assets subject to amortization are detailed in the following table:

		May 31, 2023			August 31, 2022
(in thousands)	Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	1 to 15	$149,009	$20,529	$128,480	$147,040	$6,485	$140,555
Customer relationships	5 to 17	62,425	5,704	56,721	53,115	2,116	50,999
Perpetual lease rights	79	5,830	868	4,962	3,584	744	2,840
Patents	5 to 7.5	7,203	5,327	1,876	7,203	4,596	2,607
Trade names	5 to 15	3,253	1,037	2,216	3,212	764	2,448
Non-compete agreements	5 to 7	2,300	1,402	898	3,050	1,135	1,915
Other	15	101	101	—	101	99	2
Total		$230,121	$34,968	$195,153	$217,305	$15,939	$201,366

The acquired assets from the Tendon acquisition included an intangible asset for customer relationships with a fair value of $8.9 million. The fair value of the intangible asset for customer relationships was calculated using an income approach, under the with-and-without method, which considers opportunity costs associated with lost profits in the absence of the existing customer base. The intangible asset for customer relationships was assigned a useful life of five years. See Note 2, Changes in Business, for additional information on the acquisition of Tendon.

Foreign currency translation adjustments for intangible assets subject to amortization were immaterial for all periods presented above.

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	May 31, 2023	August 31, 2022
Trade names	$53,956	$53,633
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$57,106	$56,783

The change in the balance of intangible assets with indefinite lives from August 31, 2022 to May 31, 2023 was due to foreign currency translation adjustments.

Amortization expense for intangible assets was $6.6 million and $18.9 million in the three and nine months ended May 31, 2023, respectively, of which $4.7 million and $14.0 million, respectively, was recorded in cost of goods sold and $1.9 million and $4.9 million, respectively, was recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings. The Company recorded immaterial amortization expense for intangible assets in the three and nine months ended May 31, 2022. Estimated amounts of amortization expense for intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2023	$6,584
2024	25,607
2025	23,991
2026	22,562
2027	22,562
NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2023	May 31, 2023	August 31, 2022
2023 Notes	4.875%	$—	$330,000
2030 Notes	4.125%	300,000	300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Poland Term Loan	—	—	32,439
Short-term borrowings	7.750%	24,571	26,390
Other	4.547%	19,030	21,278
Finance leases	4.793%	81,032	58,536
Total debt		1,169,693	1,513,703
Less unamortized debt issuance costs		(15,282)	(16,496)
Plus unamortized bond premium		4,694	4,838
Total amounts outstanding		1,159,105	1,502,045
Less current maturities of long-term debt and short-term borrowings		(56,222)	(388,796)
Long-term debt		$1,102,883	$1,113,249

The Company's credit arrangements require compliance with certain covenants, including an interest coverage ratio and a debt to capitalization ratio. At May 31, 2023, the Company was in compliance with all financial covenants in its credit arrangements.

Capitalized interest, resulting primarily from the construction of the Company's third micro mill, was $6.2 million and $16.2 million during the three and nine months ended May 31, 2023, respectively, compared to $3.6 million and $7.8 million, respectively, during the corresponding periods.

Senior Notes Activity

In May 2013, the Company issued $330.0 million of 4.875% Senior Notes due May 2023 (the "2023 Notes"). As of August 31, 2022, the 2023 Notes were included in current maturities of long-term debt and short-term borrowings in the consolidated balance sheet. In November 2022, the Company repurchased $115.9 million in aggregate principal amount of the 2023 Notes through a cash tender offer and recognized an immaterial loss on debt extinguishment. On May 15, 2023, the Company repaid the remaining $214.1 million outstanding aggregate principal amount of the 2023 Notes, plus interest, at maturity.

Credit Facilities

In October 2022, the Company entered into a Sixth Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with a revolving credit facility (the "Revolver") of $600.0 million and a maturity date in October 2027, replacing the Fifth Amended and Restated Credit Agreement with a revolving credit facility of $400.0 million and a maturity date in March 2026. The maximum availability under the Revolver can be increased to $850.0 million with bank approval. The Credit Agreement also provides for a delayed draw senior secured term loan facility with a maximum principal amount of $200.0 million (the “Term Loan”). The Term Loan is coterminous with the Revolver. As of May 31, 2023, the Company had no amounts drawn under the Term Loan. The Company's obligations under the Credit Agreement are secured by its North America inventory. The Credit Agreement's capacity includes a $50.0 million sub-limit for the issuance of stand-by letters of credit. The Company had no amounts drawn under the Revolver or the previous revolving credit facility at May 31, 2023 or August 31, 2022. The availability under the Revolver and the previous revolving credit facility, as applicable, was reduced by outstanding stand-by letters of credit of $0.9 million and $1.4 million at May 31, 2023 and August 31, 2022, respectively.

In November 2022, the Company repaid the outstanding principal on its term loan facility (the "Poland Term Loan") through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At May 31, 2023, there was no amount outstanding or available, compared to PLN 152.4 million, or $32.4 million, outstanding and available under the facility as of August 31, 2022.

In May 2023, the Company amended certain terms of its credit facilities in Poland through CMCP, increasing the total credit facilities from PLN 300.0 million, or $63.9 million, at August 31, 2022, to PLN 550.0 million, or $129.9 million, at May 31, 2023. The facilities have expiration dates ranging from August 2024 to April 2026. There were no amounts outstanding under these facilities as of May 31, 2023 or August 31, 2022. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $15.9 million and $1.0 million at May 31, 2023 and August 31, 2022, respectively.

Accounts Receivable Facilities

In November 2022, the Company terminated its $150.0 million U.S. trade accounts receivable facility. The Company had no advance payments outstanding under this facility at August 31, 2022.

The Poland accounts receivable facility had a limit of PLN 288.0 million, or $68.0 million and $61.3 million, at May 31, 2023 and August 31, 2022, respectively. The Company had PLN 104.0 million, or $24.6 million, advance payments outstanding under the Poland accounts receivable facility at May 31, 2023, compared to PLN 124.0 million, or $26.4 million, advance payments outstanding at August 31, 2022.

NOTE 8. NEW MARKETS TAX CREDIT TRANSACTIONS

During 2016 and 2017, the Company entered into three New Markets Tax Credit (“NMTC”) transactions with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"). The NMTC transactions related to the construction and equipping of the micro mill in Durant, Oklahoma, as well as a rebar spooler and automated T-post shop located on the same site. As of August 31, 2022, $17.7 million of USBCDC’s contributions were classified as accrued expenses and other payables in the consolidated balance sheet and $9.5 million of USBCDC’s contributions were classified as other noncurrent liabilities in the consolidated balance sheet, in each case representing deferred revenue to the Company. During December 2022, the seven-year recapture period on the first NMTC transaction, the USBCDC Investment Fund 156, ended, and therefore, the corresponding $17.7 million USBCDC capital contribution was recognized in net sales during the nine months ended May 31, 2023. Additionally, the $2.1 million Qualifying Equity Investment for Twain Investment Fund 222, which was classified as long-term debt in the Company's consolidated balance sheet as of August 31, 2022, will mature in March 2024 and was reclassified to current maturities of long-term debt and short-term borrowings as of May 31, 2023. See Note 10, New Markets Tax Credit Transactions, to the consolidated financial statements in the 2022 Form 10-K for discussion related to the Company's NMTC transactions.

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

The Company considers the total notional value of its futures and forward contracts as the best measure of the volume of derivative transactions. At May 31, 2023, the notional values of the Company's foreign currency and commodity contract commitments were $412.9 million and $450.9 million, respectively. At August 31, 2022, the notional values of the Company's foreign currency and commodity contract commitments were $253.5 million and $205.1 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at May 31, 2023:

Commodity	Position	Total
Aluminum	Long	3,675	MT
Aluminum	Short	1,775	MT
Copper	Long	828	MT
Copper	Short	7,564	MT
Electricity	Long	3,354,000	MW(h)
Natural Gas	Long	4,790,450	MMBtu
__________________________________
MT = Metric Ton
MW(h) = Megawatt hour
MMBtu = Metric Million British thermal unit

The following table summarizes the location and amounts of the fair value of the Company's derivative instruments and hedged items recognized in the condensed consolidated balance sheets:

(in thousands)	Primary Location	May 31, 2023	August 31, 2022
Derivative assets:
Commodity	Prepaid and other current assets	$17,924	$26,180
Commodity	Other noncurrent assets	267,224	134,667
Foreign exchange	Prepaid and other current assets	4,275	1,296
Derivative liabilities:
Commodity	Accrued expenses and other payables	$3,885	$1,110
Commodity	Other noncurrent liabilities	1,606	150
Foreign exchange	Accrued expenses and other payables	6,730	3,126

The following tables summarize activities related to the Company's derivative instruments and hedged items recognized in the condensed consolidated statements of earnings. All other activity related to the Company's derivative instruments and hedged items was immaterial for the periods presented.

		Three Months Ended May 31,		Nine Months Ended May 31,
Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)	Primary Location	2023	2022	2023	2022
Commodity	Cost of goods sold	$7,540	$2,042	$(1,540)	$2,574
Foreign exchange	SG&A expenses	3,686	6,157	10,095	(2,886)

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Accumulated Other Comprehensive Income (Loss) (in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Commodity(1)	$(11,855)	$25,920	$80,134	$81,285
__________________________________
(1) Amounts presented do not include the effects of foreign currency translation adjustments. See Note 3, Accumulated Other Comprehensive Income (Loss), for separate presentation of foreign currency translation adjustments.

The Company's natural gas derivatives accounted for as cash flow hedging instruments have maturities extending to May 2026. The Company's electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to December 2034. Included in the AOCI balance as of May 31, 2023 was an estimated net gain of $9.7 million from cash flow hedging instruments that is expected to be reclassified into net earnings within the twelve months following May 31, 2023. See Note 10, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
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

The following table summarizes information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of May 31, 2023:
Assets:
Investment deposit accounts (1)	$389,688	$389,688	$—	$—
Commodity derivative assets (2)	285,148	4,863	—	280,285
Foreign exchange derivative assets (2)	4,275	—	4,275	—
Liabilities:
Commodity derivative liabilities (2)	5,491	5,491	—	—
Foreign exchange derivative liabilities (2)	6,730	—	6,730	—

As of August 31, 2022:
Assets:
Investment deposit accounts (1)	$572,384	$572,384	$—	$—
Commodity derivative assets (2)	160,847	17,347	—	143,500
Foreign exchange derivative assets (2)	1,296	—	1,296	—
Liabilities:
Commodity derivative liabilities (2)	1,260	1,260	—	—
Foreign exchange derivative liabilities (2)	3,126	—	3,126	—
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

The fair value estimates of the Level 3 commodity derivatives are based on internally developed discounted cash flow models primarily utilizing unobservable inputs for which there is little or no market data. The Company forecasts future energy rates using a range of historical prices (the "floating rate"). The floating rate is the only significant unobservable input used in the Company's discounted cash flow models. Significantly higher or lower floating rates could have resulted in a material difference in our fair value measurement. The following table summarizes the floating rates used to measure the fair value of the Level 3 commodity derivatives at May 31, 2023 and August 31, 2022, which are applied uniformly across each of our Level 3 commodity derivatives:

	Floating rate (PLN)
	Low	High	Average
May 31, 2023	479.70	1,298.53	770.93
August 31, 2022	460.11	1,298.53	717.22

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time causes volatility in the fair value estimates and is the primary reason for unrealized gains included in other comprehensive income ("OCI") in the three and nine months ended May 31, 2023 and 2022.

(in thousands)	Three Months Ended May 31, 2023
Balance, March 1, 2023	$280,842
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	1,526
Reclassification for gain included in net earnings (2)	(2,083)
Balance, May 31, 2023	$280,285

(in thousands)	Nine Months Ended May 31, 2023
Balance, September 1, 2022	$143,500
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	145,808
Reclassification for gain included in net earnings (2)	(9,023)
Balance, May 31, 2023	$280,285

(in thousands)	Three Months Ended May 31, 2022
Balance, March 1, 2022	$78,879
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	19,201
Reclassification for gain included in net earnings (2)	(4,760)
Balance, May 31, 2022	$93,320

(in thousands)	Nine Months Ended May 31, 2022
Balance, September 1, 2021	$26,413
Total gains, realized and unrealized:
Unrealized holding gain before reclassification (1)	81,039
Reclassification for gain included in net earnings (2)	(14,132)
Balance, May 31, 2022	$93,320
__________________________________
(1) Unrealized holding gains, net of foreign currency translation, less amounts reclassified are included in net unrealized gain (loss) on derivatives in the condensed consolidated statements of comprehensive income.
(2) Gains included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

No material, non-recurring fair value remeasurements occurred during the three or nine months ended May 31, 2023 or 2022.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, was $1.0 billion and $905.9 million, respectively, at May 31, 2023, and $1.4 billion and $1.2 billion, respectively at August 31, 2022. The fair value of the Company's long-term debt, including current maturities, was estimated based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, and as a result, their carrying values approximate fair values.
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

During the nine months ended May 31, 2023 and 2022, the Company granted the following awards under its stock-based compensation plans:

	May 31, 2023		May 31, 2022
(in thousands, except per share data)	Shares Granted	Weighted Average Grant Date Fair Value	Shares Granted	Weighted Average Grant Date Fair Value
Equity method	1,439	$36.88	1,467	$28.16
Liability method	269	N/A	261	N/A

The Company recorded immaterial mark-to-market adjustments on liability awards for the three and nine months ended May 31, 2023 and 2022. At May 31, 2023, the Company had outstanding 541,202 equivalent shares accounted for under the liability method. The Company expects 514,142 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in selling, general and administrative expenses in the Company's condensed consolidated statements of earnings:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense	$10,376	$11,986	$44,000	$37,856

NOTE 12. EMPLOYEES' RETIREMENT PLANS

In October 2022, the Company terminated its U.S. Pension Plan (as defined in Note 15, Employees' Retirement Plans, to the consolidated financial statements in the 2022 Form 10-K). As part of the termination, the Company made a contribution of $4.1 million. Plan assets were liquidated to purchase annuity contracts with an insurance company for all participants. The Company recognized a $4.2 million settlement charge as a result of the termination, including an immaterial non-cash charge for unrecognized losses within accumulated other comprehensive income as of the termination date. The $4.2 million settlement charge was recognized within selling, general and administrative expenses in the condensed consolidated statement of earnings during the nine months ended May 31, 2023. No benefit obligation or plan assets related to the U.S. Pension Plan remain.

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

The calculations of basic and diluted EPS were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net earnings	$233,971	$312,429	$675,594	$928,632

Average basic shares outstanding	117,066,623	121,247,105	117,192,710	121,277,553
Effect of dilutive securities	1,331,276	1,552,764	1,554,374	1,649,738
Average diluted shares outstanding	118,397,899	122,799,869	118,747,084	122,927,291

Earnings per share:
Basic	$2.00	$2.58	$5.76	$7.66
Diluted	$1.98	$2.54	$5.69	$7.55

For all periods presented above, the Company had immaterial anti-dilutive shares, which were not included in the computation of average diluted shares outstanding.
In October 2021, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $350.0 million of shares of CMC common stock. During the three and nine months ended May 31, 2023, the Company repurchased 352,000 and 1,957,452 shares of CMC common stock, respectively, at an average purchase price of $46.92 and $42.32 per share, respectively. The Company had remaining authorization to repurchase $105.3 million of shares of CMC common stock at May 31, 2023.
NOTE 14. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. At May 31, 2023 and August 31, 2022, the amounts accrued for cleanup and remediation costs at certain sites in response to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $5.2 million and $5.3 million at May 31, 2023 and August 31, 2022, respectively, of which $2.1 million and $2.0 million were classified as other noncurrent liabilities as of May 31, 2023 and August 31, 2022, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

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

The following is a summary of certain financial information by reportable segment and Corporate and Other:

	Three Months Ended May 31, 2023
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$1,987,535	$353,294	$4,160	$2,344,989
Adjusted EBITDA	402,175	9,618	(37,715)	374,078

	Nine Months Ended May 31, 2023
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$5,445,367	$1,115,440	$29,498	$6,590,305
Adjusted EBITDA	1,079,442	87,072	(93,013)	1,073,501
Total assets at May 31, 2023	4,837,341	1,270,636	412,883	6,520,860

	Three Months Ended May 31, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$2,033,150	$484,564	$(1,987)	$2,515,727
Adjusted EBITDA	379,355	120,974	(35,049)	465,280

	Nine Months Ended May 31, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Net sales	$5,300,996	$1,209,378	$(3,958)	$6,506,416
Adjusted EBITDA	1,183,342	281,955	(121,876)	1,343,421
Total assets at August 31, 2022	4,467,314	1,056,101	713,612	6,237,027

The following table presents a reconciliation of net earnings to adjusted EBITDA:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2023	2022	2023	2022
Net earnings	$233,971	$312,429	$675,594	$928,632
Interest expense	8,878	13,433	31,868	36,479
Income taxes	76,099	92,590	208,465	247,894
Depreciation and amortization	55,129	43,583	157,528	125,943
Asset impairments	1	3,245	46	4,473
Adjusted EBITDA	$374,078	$465,280	$1,073,501	$1,343,421

Disaggregation of Revenue

The following tables display revenue by reportable segment and Corporate and Other from external customers, disaggregated by major product:

	Three Months Ended May 31, 2023
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$385,449	$5,967	$—	$391,416
Steel products	752,153	269,112	—	1,021,265
Downstream products	659,103	46,448	—	705,551
Construction-related solutions	150,348	21,902	—	172,250
Other	38,466	9,265	6,776	54,507
Net sales from external customers	1,985,519	352,694	6,776	2,344,989
Intersegment net sales, eliminated on consolidation	2,016	600	(2,616)	—
Net sales	$1,987,535	$353,294	$4,160	$2,344,989

	Nine Months Ended May 31, 2023
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$993,480	$15,728	$—	$1,009,208
Steel products	2,088,339	853,655	—	2,941,994
Downstream products	1,840,210	156,158	—	1,996,368
Construction-related solutions	415,184	58,728	—	473,912
Other(1)	103,547	29,313	35,963	168,823
Net sales from external customers	5,440,760	1,113,582	35,963	6,590,305
Intersegment net sales, eliminated on consolidation	4,607	1,858	(6,465)	—
Net sales	$5,445,367	$1,115,440	$29,498	$6,590,305
_______________________________
(1) Other revenue during the nine months ended May 31, 2023 includes $17.7 million derived from the Company's NMTC transactions. See Note 8, New Markets Tax Credit Transactions, for further information.

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
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (this "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2022 (the "2022 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the Securities and Exchange Commission (the "SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the sections entitled "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K and Part II, Item 1A of this Form 10-Q. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the relevant three or nine month period ended May 31, 2022. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.

BUSINESS CONDITIONS AND DEVELOPMENTS

Tensar Acquisition

On April 25, 2022 (the "Tensar Acquisition Date"), we completed the acquisition of TAC Acquisition Corp. ("Tensar") for approximately $550 million, net of $19.6 million cash acquired. Through its patented foundation systems, Tensar produces ground stabilization and soil reinforcement solutions that complement our existing concrete reinforcement product lines and broaden our ability to address multiple early phases of commercial and infrastructure construction, including subgrade, foundation and structures. End customers for these products include commercial, industrial and residential site developers, mining and oil and gas companies, transportation authorities, coastal and waterway authorities and waste management companies. The acquired operations within North America are presented within our North America reportable segment and the remaining acquired operations are presented within our Europe reportable segment. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information about the acquisition of Tensar.

2023 Acquisitions

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

On March 3, 2023, we completed the acquisition of all of the assets of Roane Metals Group, LLC ("Roane"), a supplier of recycled metals with two facilities located in eastern Tennessee. The majority of volumes processed by Roane relate to obsolete ferrous scrap metals to be consumed by our steel mill operations.

On March 17, 2023, we completed the acquisition of Tendon Systems, LLC ("Tendon"), a leading provider of post-tensioning, barrier cable and concrete restoration solutions to the southeastern U.S.

On May 1, 2023, we completed the acquisition of all of the assets of BOSTD America, LLC ("BOSTD"), a geogrid manufacturing facility located in Blackwell, Oklahoma. Prior to the acquisition, BOSTD produced several product lines for our Tensar operations under a contract manufacturing arrangement.

Operating results for the acquired operations of ASR, Kodiak, Roane, Tendon and BOSTD (the "2023 Acquisitions") are presented within our North America reportable segment. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information about the 2023 Acquisitions.

Capital Expenditures

In September 2021, we began the construction of a third micro mill. This micro mill will be the first in the world with the capability to produce merchant bar quality products through a continuous production process and will employ the latest technology in electric arc furnace ("EAF") power supply systems which will allow us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. Operational startup for this micro mill is underway. The new facility, located in Mesa, Arizona, will replace the rebar capacity at our Rancho Cucamonga, California mill, which was sold during fiscal 2022, and will allow us to more efficiently meet West Coast demand for steel products. For further details on the sale of the Rancho Cucamonga, California mill, refer to Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q.

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

Senior Notes Activity

In November 2022, we repurchased $115.9 million in aggregate principal amount of the 4.875% Senior Notes due 2023 (the “2023 Notes”) through a cash tender offer. In May 2023, we repaid the remaining $214.1 million outstanding aggregate principal amount of the 2023 Notes, plus interest, at maturity.

Russian Invasion of Ukraine

The Russian invasion of Ukraine did not have a direct material adverse impact on our business, financial condition or results of operations during the three or nine months ended May 31, 2023 or 2022. Our Europe segment has not had an interruption in energy supply and was able to identify alternate sources for a limited number of materials previously procured through Russia. However, we will continue to monitor disruptions in supply of energy and materials and the indirect effects on our operations of inflationary pressures, foreign exchange rate fluctuations, commodity pricing, potential cybersecurity risks and sanctions resulting from the invasion.

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

Financial Results Overview

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2023	2022	2023	2022
Net sales	$2,344,989	$2,515,727	$6,590,305	$6,506,416
Net earnings	233,971	312,429	675,594	928,632
Diluted earnings per share	$1.98	$2.54	$5.69	$7.55

Net sales decreased $170.7 million, or 7%, for the three months ended May 31, 2023, compared to the corresponding period, and remained relatively flat for the nine months ended May 31, 2023, compared to the corresponding period. See discussions below, labeled North America and Europe within our Segment Operating Data section, for further information on our period-over-period net sales results.

During the three and nine months ended May 31, 2023, we achieved net earnings of $234.0 million and $675.6 million, respectively, compared to net earnings of $312.4 million and $928.6 million, respectively, during the corresponding periods. The change in net earnings in the three and nine months ended May 31, 2023, compared to the corresponding period, was due to compression in steel products metal margins in our Europe segment, contrasted by significant expansion in downstream products margin over scrap in our North America segment. Included in net earnings during the nine months ended May 31, 2022 was a $273.3 million gain on the sale of the Rancho Cucamonga facilities. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on the sale of the Rancho Cucamonga facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $23.4 million and $78.4 million during the three and nine months ended May 31, 2023, respectively, compared to the corresponding periods. Contributing to the period-over-period increases were $11.5 million and $55.4 million of incremental selling, general and administrative expenses from Tensar operations' commercial and engineering support in the three and nine months ended May 31, 2023, respectively, compared to the expenses recorded in the corresponding periods following the Tensar Acquisition Date. Additionally, we incurred $3.2 million and $7.6 million of selling, general and administrative expenses from the acquired operations of the 2023 Acquisitions during the three and nine months ended May 31, 2023, respectively, with no corresponding expenses in the comparable periods. While the remaining fluctuations in selling, general and administrative expenses during the three months ended May 31, 2023 were due to individually immaterial factors, the nine months ended May 31, 2023 included a $8.2 million increase in professional services expenses and a $7.3 million increase in expenses for our benefit restoration plan, compared to the prior period, along with a $4.2 million pension plan settlement charge, with no such settlement charge in the corresponding period. These fluctuations were partially offset by a $17.6 million decrease in labor-related expenses during the nine months ended May 31, 2023, compared to the corresponding period. See Note 12, Employees' Retirement Plans, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on the pension plan termination activity.

Interest Expense

Interest expense decreased by $4.6 million during both the three and nine months ended May 31, 2023, compared to the corresponding periods. Contributing to the decreases in interest expense were $2.6 million and $8.4 million of additional capitalized interest during the three and nine months ended May 31, 2023, respectively, compared to the corresponding periods, resulting primarily from the construction of our third micro mill. Partially offsetting the additional capitalized interest during the nine months ended May 31, 2023 was a $2.4 million increase in long-term debt interest expense due to a higher average balance of long-term debt outstanding during the nine months ended May 31, 2023, compared to the corresponding period.

Income Taxes

The effective income tax rates for the three and nine months ended May 31, 2023 were 24.5% and 23.6%, respectively, compared to 22.9% and 21.1%, respectively, in the corresponding periods. The increase in the effective income tax rate for the three months ended May 31, 2023, compared with the corresponding period, is due to multiple factors of which no single item was material. The increase in the effective income tax rate for the nine months ended May 31, 2023, compared with the corresponding period, is primarily due to the recognition of a tax benefit on a tax restructuring transaction during the first quarter of 2022 that did not recur in 2023.

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

North America

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per ton amounts)	2023	2022	2023	2022
Net sales	$1,987,535	$2,033,150	$5,445,367	$5,300,996
Adjusted EBITDA	402,175	379,355	1,079,442	1,183,342

External tons shipped
Raw materials	409	353	1,046	1,016
Rebar	539	505	1,425	1,354
Merchant and other	248	274	727	776
Steel products	787	779	2,152	2,130
Downstream products	382	399	1,075	1,126

Average selling price (per ton)
Raw materials	$833	$1,207	$841	$1,116
Steel products	979	1,110	994	1,045
Downstream products	1,452	1,244	1,424	1,168

Cost of raw materials per ton	$619	$908	$617	$837
Cost of ferrous scrap utilized per ton	384	472	352	446
Steel products metal margin per ton	595	638	642	599

Net sales in our North America segment remained relatively flat for the three and nine months ended May 31, 2023, compared to the corresponding periods, with a decrease of 2% and an increase of 3%, respectively. While downstream products average selling prices experienced significant increases of $208 per ton, or 17%, and $256 per ton, or 22%, during the three and nine months ended May 31, 2023, respectively, compared to the corresponding periods, total North America net sales across these periods remained flat due to decreases in steel products average selling prices and growing shipments of raw materials in a falling scrap price environment. These increases in average selling prices for downstream products, many of which are fixed at the beginning of the project, reflected the increased input costs from rising scrap and energy prices during 2022 when we entered into the contracts. The acquired Tensar operations also contributed an incremental $32.1 million and $108.2 million of net sales during the three and nine months ended May 31, 2023, respectively, compared to the net sales in the corresponding periods following the Tensar Acquisition Date.

During the three and nine months ended May 31, 2023, we achieved adjusted EBITDA of $402.2 million and $1.1 billion, respectively, compared to adjusted EBITDA of $379.4 million and $1.2 billion, respectively, during the corresponding periods. Adjusted EBITDA during the three and nine months ended May 31, 2023, compared to the corresponding periods, included significant expansion in downstream products margin over scrap per ton, driven by a combination of the high downstream products average selling prices mentioned above and sharp decreases in the cost of ferrous scrap utilized per ton over both comparable periods. Additionally, the acquired Tensar operations provided incremental adjusted EBITDA of $9.6 million and $25.1 million during the three and nine months ended May 31, 2023, respectively, compared to adjusted EBITDA in the corresponding periods following the Tensar Acquisition Date. These increases in adjusted EBITDA during the nine months ended May 31, 2023, compared to the corresponding period, were partially muted by a $273.3 million non-recurring gain on the sale of the Rancho Cucamonga facilities recorded during the nine months ended May 31, 2022. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information about the sale of the Rancho Cucamonga facilities.

Europe

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per ton amounts)	2023	2022	2023	2022
Net sales	$353,294	$484,564	$1,115,440	$1,209,378
Adjusted EBITDA	9,618	120,974	87,072	281,955

External tons shipped
Rebar	146	170	533	445
Merchant and other	283	306	805	846
Steel products	429	476	1,338	1,291

Average selling price (per ton)
Steel products	$753	$967	$768	$898

Cost of ferrous scrap utilized per ton	$427	$530	$395	$472
Steel products metal margin per ton	326	437	373	426

Net sales in our Europe segment decreased $131.3 million, or 27%, and $93.9 million, or 8%, during the three and nine months ended May 31, 2023, respectively, compared to the corresponding periods. The decreases in net sales were primarily due to decreases in steel products average selling prices per ton of 22% and 14% during the three and nine months ended May 31, 2023, respectively, compared to the corresponding periods. Net sales were also impacted, to a lesser extent, by a 10% decrease in steel products shipment volumes during the three months ended May 31, 2023, compared to the corresponding period, contrasted by a 4% increase in steel products shipment volumes during the nine months ended May 31, 2023, compared to the corresponding period. The decreases in steel products average selling prices in both periods and quarter-over-quarter slowdown in demand were driven by the indirect impacts of macroeconomic factors affecting the overall global business climate, such as inflation and rising interest rates, which resulted in consumer uncertainties and delayed construction starts across our end markets. The acquired Tensar operations provided $12.5 million and $49.4 million of incremental net sales during the three and nine months ended May 31, 2023, respectively, compared to the net sales in the corresponding periods following the Tensar Acquisition Date. The three months ended May 31, 2023 were impacted by favorable foreign currency translation adjustments of $4.2 million; however, the nine months ended May 31, 2023 were impacted by unfavorable foreign currency translation adjustments of $105.9 million, due primarily to the increase in the average value of the U.S. dollar relative to the Polish zloty.

Adjusted EBITDA for the three and nine months ended May 31, 2023 decreased $111.4 million, or 92%, and $194.9 million, or 69%, respectively, compared to the corresponding periods. Steel products metal margin per ton decreased $111 and $53 during the three and nine months ended May 31, 2023, respectively, compared to the corresponding periods, due to the declines in steel products average selling prices described above, which outpaced the decreases in cost of ferrous scrap utilized. In addition to the change in steel products metal margin per ton, the cost of energy increased $57 per ton during both the three and nine months ended May 31, 2023, compared to the corresponding periods, further contributing to the decrease in adjusted EBITDA. Results during the three and nine months ended May 31, 2023 benefited from $4.3 million and $13.8 million in energy credits, respectively, compared to a $15.5 million energy credit received in the first quarter of 2022. The three and nine months ended May 31, 2023 also included $2.9 million and $7.6 million of incremental adjusted EBITDA provided by the acquired Tensar operations, respectively, compared to the adjusted EBITDA in the corresponding periods following the Tensar Acquisition Date. Adjusted EBITDA for the three months ended May 31, 2023 included immaterial foreign currency translation adjustments, while adjusted EBITDA during the nine months ended May 31, 2023 was impacted by unfavorable foreign currency translation adjustments of $14.7 million.

Corporate and Other

Corporate and Other reported adjusted EBITDA losses of $37.7 million and $93.0 million for the three and nine months ended May 31, 2023, respectively, compared to adjusted EBITDA losses of $35.0 million and $121.9 million in the corresponding periods, respectively. Contributing to the decrease in adjusted EBITDA loss during the nine months ended May 31, 2023 was $17.7 million in other revenue from our New Markets Tax Credit (“NMTC”) transactions, with no such activity in the corresponding period, along with $16.1 million in debt extinguishment costs incurred during the nine months ended May 31, 2022, compared to immaterial activity in the nine months ended May 31, 2023. See Note 8, New Markets Tax Credit Transactions, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on the NMTC transactions. In contrast to these reductions to adjusted EBITDA loss, during the nine months ended May 31, 2023 we recognized a $4.2 million pension plan settlement charge, with no such settlement charge in the corresponding period. See Note 12, Employees' Retirement Plans, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on the pension plan termination activity.

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

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 15% of total trade receivables at May 31, 2023.

We use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 9, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q, for further information.

The table below reflects our sources, facilities and availability of liquidity at May 31, 2023. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q, for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$475,489	$475,489
Notes due from 2030 to 2032	900,000	(1)
Revolver	600,000	599,087
Term Loan	200,000	200,000
Series 2022 Bonds, due 2047	145,060	—
Poland credit facilities	129,882	113,937
Poland accounts receivable facility	68,011	43,440
Other	4,058	1,244
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

We estimate that our 2023 capital spending will range from $575 million to $600 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At May 31, 2023, we believe we were in compliance with all covenants contained in our credit arrangements.

As of May 31, 2023 and August 31, 2022, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Operating Activities
Net cash flows from operating activities were $934.7 million and $241.7 million for the nine months ended May 31, 2023 and 2022, respectively. The $686.1 million year-over-year net decrease in cash used by operating assets and liabilities was largely due to a decreased scrap price environment during the nine months ended May 31, 2023, compared to increased scrap prices in the nine months ended May 31, 2022, which reduced cash used by inventory purchases by $451.5 million year-over-year. Additionally, cash provided by accounts receivable increased by $369.9 million year-over-year, due in part to the decrease in accounts receivable from the reduction in steel products average selling prices during the nine months ended May 31, 2023, compared to the corresponding period. These cash flows from operating assets and liabilities were partially offset by a year-over-year increase in cash used by accounts payable, accrued expenses and other payables of $171.7 million due, in part, to the declining scrap price environment and a reduction in accrued labor-related expenses during the nine months ended May 31, 2023, compared to the corresponding period. Additional offsets to the increase in cash flows from operating activities were a $29.4 million decrease in deferred income taxes and other long-term taxes and a $15.9 million reduction in loss on debt extinguishment during the nine months ended May 31, 2023, compared to the corresponding period. Additionally, we recorded $17.7 million of non-cash other revenue from the settlement of NMTC transactions during the nine months ended May 31, 2023, with no such transactions in the corresponding period. See Note 8, New Markets Tax Credit Transactions, in Part I, Item 1, Financial Statements, of this Form 10-Q, for further information on the Company's NMTC transactions.

Investing Activities
Net cash flows used by investing activities were $605.2 million and $528.7 million for the nine months ended May 31, 2023 and 2022, respectively. The fluctuation in net cash flows used by investing activities was largely driven by $145.4 million of additional capital expenditures in the nine months ended May 31, 2023, compared to the corresponding period, primarily for the construction of our third and fourth micro mills, along with the proceeds from the sale of the Rancho Cucamonga facilities during the nine months ended May 31, 2022, compared to immaterial proceeds from the sale of assets in the nine months ended May 31, 2023. These fluctuations in cash flows used by investing activities were offset in part by a $385.4 million decrease in acquisitions during the nine months ended May 31, 2023, compared to the corresponding period. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information about the sale of the Rancho Cucamonga facilities and our acquisitions completed in 2023 and 2022.

Financing Activities
Net cash flows used by financing activities were $537.0 million for the nine months ended May 31, 2023, compared to net cash flows from financing activities of $324.3 million for the nine months ended May 31, 2022. The $861.3 million increase in net cash flows used by financing activities was largely driven by net repayments of long-term debt of $380.7 million during the nine months ended May 31, 2023, compared to net proceeds from issuance of long-term debt of $420.7 million during the nine months ended May 31, 2022. Additionally, there was a $27.2 million increase in treasury stock acquired under the share repurchase program during the nine months ended May 31, 2023, compared to the corresponding period, along with decreased net proceeds from our Polish accounts receivable facilities of $38.7 million during the nine months ended May 31, 2023, compared to the corresponding period. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information regarding our credit arrangements and accounts receivable facilities and Note 13, Stockholders' Equity and Earnings per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information on the share repurchase program.

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
Our undiscounted purchase obligations due in the twelve months following May 31, 2023 were approximately $810 million and approximately $290 million due thereafter. Of the purchase obligations due in the twelve months following May 31, 2023, approximately 24% were for consumable production inputs, such as alloys, 21% were for capital expenditures in connection with normal business operations, 18% were for commodities and 16% were for the construction of our third and fourth micro mills. Of the purchase obligations due thereafter, 73% were for commodities and 9% were for the construction of our fourth micro mill.
Operating lease obligations in the twelve months following May 31, 2023 were approximately $38.8 million and $133.6 million due thereafter. Finance lease obligations in the twelve months following May 31, 2023 were approximately $27.9 million and $61.5 million due thereafter. Additionally, leases that have not yet commenced, primarily for vehicles, with aggregate fixed payments over their terms, were approximately $12.8 million, with $7.2 million to commence in 2023 and $5.6 million to commence in 2024.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers request. At May 31, 2023, we had committed $21.9 million under these arrangements, of which $0.9 million reduced availability under the Revolver (as defined in Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).
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
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, share repurchases, legal proceedings, construction activity, international trade, the impact of the Russian invasion of Ukraine, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the timeline for execution of our growth plan and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

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
•the impact of the Russian invasion of Ukraine on the global economy, inflation, energy supplies and raw materials;
•increased attention to environmental, social and governance ("ESG") matters, including any targets or other ESG or environmental justice initiatives;
•operating and startup risks, as well as market risks associated with the commissioning of new projects could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investments;
•impacts from global public health crises, including the COVID-19 pandemic, on the economy, demand for our products, global supply chain and on our operations;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 31, 2023, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $159.4 million, or 63%, compared to August 31, 2022. This increase was primarily due to forward contracts denominated in Polish zloty with a U.S. dollar functional currency, which increased $155.3 million as of May 31, 2023, compared to August 31, 2022.

As of May 31, 2023, the Company's total commodity contract commitments increased $245.8 million, or 120%, compared to August 31, 2022, due to a $254.4 million increase related to electricity commodity commitments, partially offset by a $8.4 million decrease to copper commodity commitments.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended May 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Operational startup for our third micro mill is underway, and our fourth micro mill is expected to be commissioned in late calendar 2025. Although we have successfully commissioned and operated similar facilities, there are technological, operational, market and start-up risks associated with the construction and commissioning of our third and fourth micro mills. Construction of our micro mills is subject to changing market conditions, delays, inflation and cost overruns, work stoppages, labor shortages, weather interferences, supply chain delays, changes required by governmental authorities, delays or the inability to acquire required permits or licenses, any of which could have an adverse impact on our operational and financial results. Further, although we believe these facilities should each be capable of consistently producing high-quality products in sufficient quantities and at costs that will compare favorably with other similar steel manufacturing facilities, there can be no assurance that these expectations will be achieved. If we encounter cost overruns, system or process difficulties during or after startup or quality control restrictions with either or both facilities, our capital costs could increase materially, the expected benefits from the development of the applicable facilities could be diminished or lost, and we could lose all or a substantial portion of our investments. We could also encounter commodity market risk if, during a sustained period, the cost to manufacture is greater than projected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended May 31, 2023.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
March 1, 2023 - March 31, 2023	126,500	$48.49	126,500	$115,671,851
April 1, 2023 - April 30, 2023	104,500	47.56	104,500	110,702,007
May 1, 2023 - May 31, 2023	121,000	44.73	121,000	105,289,392
	352,000		352,000
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

10.1
Amendment No. 1 to Employment Agreement, dated as of March 20, 2023, by and between Peter R. Matt and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 and incorporated by reference herein).

31.1	Certification of Barbara R. Smith, Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Lawrence, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Barbara R. Smith, Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

COMMERCIAL METALS COMPANY

June 22, 2023	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)