Form 10-K
period 2023-08-31
COMMERCIAL METALS Co
filed 2023-10-12
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the Company's common stock on February 28, 2023 held by non-affiliates of the registrant based on the closing price per share on February 28, 2023 on the New York Stock Exchange was approximately $6.0 billion.
As of October 11, 2023, 116,905,168 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for the 2024 annual meeting of stockholders are incorporated by reference into Part III.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (hereinafter referred to as the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. Actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result of a number of risks, uncertainties and other factors. For a discussion of important factors that could cause our results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements, please refer to Part I, Item 1A, Risk Factors and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

References in this Annual Report to "CMC," "the Company," "we," "our" and "us" refer to Commercial Metals Company and its subsidiaries unless otherwise indicated.

OVERVIEW

Founded in 1915 as a single scrap yard in Dallas, Texas, CMC is an innovative solutions provider helping build a stronger, safer and more sustainable world. Through an extensive manufacturing network principally located in the United States ("U.S.") and Central Europe, we offer products and technologies to meet the critical reinforcement needs of the global construction sector. CMC’s solutions support construction across a wide variety of applications, including infrastructure, non-residential, residential, industrial and energy generation and transmission. Our operations are conducted through two operating and reportable segments: North America and Europe.

At CMC, we believe "it’s what’s inside that counts." This reflects the nature of our products, which are found in critical infrastructure worldwide, and also applies to our culture and employees. We provide differentiating value for our customers through our industry-leading customer service with a low cost, high-quality production process, and operate under the guiding principles of placing the customer at the core of all we do, staying committed to our employees, giving back to our communities and creating value for our investors. From our inception, our business model has been strategically built on sustainable principles, including recycling metals, manufacturing products from approximately 98% recycled material using energy-efficient technology and employing closed-loop water recycling processes. As we have evolved, our products have expanded to include diverse and innovative solutions for our customers, while continuing our commitment to sustainability.

We maintain our corporate office at 6565 North MacArthur Boulevard, Irving, Texas 75039. Our telephone number is (214) 689-4300, and our website is http://www.cmc.com. Our fiscal year ends August 31st, and any reference in this Annual Report to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted. Any reference in this Annual Report to a ton refers to the U.S. short ton, a unit of weight equal to 2,000 pounds.

Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports are made available free of charge through the Investors section of our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the "SEC"). The information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC.

Business Developments

The following business developments summarize our recent synergistic acquisitions and capital expenditures that we expect will strategically position us for long-term growth in new and existing customer markets.

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

On July 12, 2023, we completed the acquisition of EDSCO Fasteners, LLC ("EDSCO"), a leading provider of anchoring solutions for the electrical transmission market, with four manufacturing facilities located in North Carolina, Tennessee, Texas and Utah.

Operating results for ASR, Kodiak, Roane, Tendon, BOSTD and EDSCO (collectively, the "2023 Acquisitions") are presented within the Company's North America reportable segment. For further details, refer to Note 2, Changes in Business, in Part II, Item 8 of this Annual Report.

Tensar Acquisition

On April 25, 2022 (the "Tensar Acquisition Date"), we completed the acquisition of TAC Acquisition Corp. ("Tensar") for approximately $550 million, net of cash acquired. Through its patented foundation systems, Tensar produces ground stabilization and soil reinforcement solutions that complement our existing concrete reinforcement product lines and broaden our ability to address multiple early phases of commercial and infrastructure construction, including subgrade, foundation and structures. End customers for these products include commercial, industrial and residential site developers, mining and oil and gas companies, transportation authorities, coastal and waterway authorities and waste management companies, among others. The acquired operations within North America are presented within our North America reportable segment and the remaining acquired operations are presented within our Europe reportable segment. For further details, refer to Note 2, Changes in Business, in Part II, Item 8 of this Annual Report.

Capital Expenditures

During the fourth quarter of 2023, our third micro mill was placed into service. Initial commercial production of rebar commenced during startup, prior to commissioning merchant bar production. This micro mill will be the first in the world with the capability to produce merchant bar quality products through a continuous production process and employs the latest technology in EAF power supply systems, which will allow us to directly connect the electric arc furnace ("EAF") and the ladle furnace to renewable energy sources such as solar and wind. The new facility, located in Mesa, Arizona, replaced the rebar capacity at our Rancho Cucamonga, California mill, which was sold during 2022, and allows us to more efficiently meet West Coast demand for steel products. For further details on the sale of the Rancho Cucamonga, California mill, refer to Note 2, Changes in Business, in Part II, Item 8 of this Annual Report.

In December 2022, we announced that our planned fourth micro mill will be located in Berkeley County, West Virginia. This new micro mill will be geographically situated with the intention of primarily serving the Northeast, Mid-Atlantic and Mid-Western U.S. markets and will enhance our steel production capabilities by achieving synergies within the existing network of mills and downstream fabrication plants.

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

Segments

The following chart summarizes net sales by major product category for each segment:

Consolidated Net Sales
2023
15%
32%
29%
8%
12%
4%
2022
17%
33%
25%
7%
14%
4%
2021
17%
34%
27%
6%
12%
4%
North America raw materials
North America steel products
North America downstream products
North America construction-related solutions and other
Europe steel products
Europe construction-related solutions and other

NORTH AMERICA SEGMENT

Our North America segment provides a diverse offering of products and solutions to support the construction sector. Composed primarily of a vertically integrated network of recycling facilities, steel mills and fabrication operations, our strategy in North America is to optimize our vertically integrated value chain to maximize profitability while providing industry-leading customer service. To execute our strategy, we seek to (i) obtain inputs at the lowest possible cost, including materials procured from our recycling facilities, which are operated to provide low-cost scrap to our steel mills, (ii) operate modern, efficient EAF steel mills and (iii) enhance operational efficiency by utilizing our fabrication operations to optimize our steel mill volumes and obtain the highest possible selling prices to maximize metal margin. Furthermore, we provide construction-related solutions to serve markets that are complementary to those served by our vertically integrated operations. We strive to maximize cash flow generation through increased productivity, high-capacity utilization and optimal product mix. To remain competitive, we regularly make substantial capital expenditures. We have invested approximately 90%, 92% and 73% of total capital expenditures in our North America segment during 2023, 2022 and 2021, respectively. For logistics, we utilize a fleet of trucks we own or lease as well as private haulers, railcars, export containers and barges.

Our 43 scrap metal recycling facilities, primarily located in the southeast and central U.S., process ferrous and nonferrous scrap metals. These facilities purchase processed and unprocessed ferrous and nonferrous metals from a variety of sources including manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, shipyards, demolition businesses, automobile salvage firms, wrecking companies and retail individuals. Our recycling facilities utilize specialized equipment to efficiently process large volumes of ferrous material, including seven large machines capable of shredding obsolete automobiles or other sources of scrap metal. Certain facilities also have nonferrous downstream separation equipment, including extensive equipment at three of our facilities that reclaim metal from insulated copper wire, to allow us to capture more metal content. With the exception of precious metals, our scrap metal processing facilities recycle and process almost all types of metal. We sell ferrous and nonferrous scrap metals (collectively referred to as "raw materials") to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Raw materials margin per ton is defined as the difference between the selling prices for processed and recycled ferrous and nonferrous scrap metals and the price paid to purchase obsolete and industrial scrap.

Our steel mill operations consist of six EAF mini mills, three EAF micro mills and one rerolling mill. Our steel mills manufacture finished long steel products including rebar, merchant bar, light structural and other special sections and wire rod, as well as semi-finished billets for rerolling and forging applications (collectively referred to as "steel products"). Each EAF mini mill consists of:

•a melt shop with an EAF;
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

Our EAF micro mills utilize similar equipment and processes as described above; however, these facilities utilize unique continuous process technology where metal flows uninterrupted from melting to casting to rolling. Our rerolling mill does not utilize a melt shop; the rerolling process begins by reheating billets to roll into finished steel products. CMC has three facilities capable of producing spooled rebar. The estimated annual capacity for our steel mills, included in Part I, Item 2, Properties, of this Annual Report assumes a typical product mix and is not necessarily indicative of the expected production volumes or shipments in any fiscal year. Descriptions of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our mills roll many different types and sizes of products depending on market conditions, including pricing and demand.

Ferrous scrap is the primary raw material used by our steel mills and is subject to significant price fluctuations. We believe the supply of ferrous scrap available to us is adequate to meet our future needs. Our mills consume large amounts of electricity and natural gas. We have not had any significant curtailments, and we believe that energy supplies are adequate. The supply and demand of regional and national energy, and the extent of applicable regulatory oversight of rates charged by providers, affect the prices we pay for electricity and natural gas. Our mills ship to a broad range of customers and end markets across the U.S. The primary end markets are construction and fabricating industries, metals service centers, original equipment manufacturers and agricultural, energy and petrochemical industries. In addition, our CMC Impact Metals operations manufacture high-strength steel products, such as high-strength bar for the truck trailer industry, special bar quality steel for the energy market and armor plate for military vehicles. Due to the nature of our steel products, we do not have a long lead time between order receipt and delivery. We generally fill orders for steel products from inventory or with products near completion. As a result, we do not believe our steel products backlog is a significant factor in the evaluation of our North America operations.

Our fabrication operations include 55 facilities engaged in various aspects of steel fabrication; 51 of these facilities engage in general fabrication of reinforcing steel and four of these facilities fabricate steel fence posts. Fabricated rebar operations shear, bend, weld and fabricate steel and offer innovative products such as Galvabar® (galvanized rebar with a zinc alloy coating that provides corrosion protection and post-fabrication formability), ChromX® (designed for high-strength capabilities, corrosion resistance and a service life of more than 100 years) and CryoSteel® (a cryogenic reinforcing steel that exceeds minimum performance requirements for strength and ductility at extremely low temperatures). Fabricated rebar is used to reinforce concrete primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams, and is generally sold in response to a competitive bid solicitation. Many of the resulting projects are fixed price over the life of the project. We also provide installation services of fabricated rebar in certain markets. We obtain steel for our fabrication operations primarily from our own steel mills, and the demand created by our fabrication operations optimizes the production from our steel mills. Our steel fence posts have many applications, including residential and commercial landscaping and agricultural and livestock containment. Additionally, we have three facilities that supply post-tension cable for use in a variety of projects, such as slab-on-grade foundations, bridges, buildings, parking structures and rock-and-soil anchors. The fabrication and post-tension cable offerings are collectively referred to as "downstream products." Downstream products backlog, defined as the total value of unfulfilled orders, was $1.7 billion at August 31, 2023.

In addition, our North America segment also has facilities that provide construction-related solutions to serve markets that are complementary to those served by our vertically integrated operations. Our Tensar operations sell Tensar® geogrids and Geopier® foundation systems. Geogrids are polymer-based products used for ground stabilization, soil reinforcement and asphalt optimization in construction applications, including roadways, public infrastructure and industrial facilities. Additional offerings include permanent and bio-degradable rolled mats for the control of soil erosion and sedimentation. Geopier®

foundation systems are ground improvement solutions that increase the load-bearing characteristics of ground structures and working surfaces and can be applied in soil types and construction situations in which traditional support methods are impractical or would make a project infeasible. Our Construction Services business sells and rents construction-related products and equipment to concrete installers and other businesses in the construction industry. Additionally, we have facilities that supply a custom engineered line of anchor cages, bolts and fasteners that are fabricated principally from rebar and are used primarily to secure high voltage electrical transmission poles to concrete foundations.

EUROPE SEGMENT

Our Europe segment is composed primarily of a vertically integrated network of recycling facilities, an EAF mini mill and fabrication operations located in Poland, as well as facilities that provide construction-related solutions. Our strategy in Europe is to optimize profitability of the products manufactured by our mini mill, and we execute this strategy in the same way in our Europe segment as we do in our North America segment.

Our 12 scrap metal recycling facilities, located throughout Poland, process ferrous scrap metals for use as a raw material for our mini mill. These facilities provide material almost exclusively to our mini mill and operate in order to lower the cost of scrap used by our mini mill. The equipment utilized at these facilities is similar to our North America recycling operations and includes one large capacity scrap metal shredder similar to the largest shredder we operate in North America. Nonferrous scrap metal is not material to this segment’s operations.

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

Our fabrication operations consist of five steel fabrication facilities located in Poland which produce downstream products, primarily fabricated rebar and wire mesh. These facilities obtain rebar and wire rod primarily from the mini mill. Three of the facilities are similar to the facilities operated by our North America segment and sell fabricated rebar primarily to contractors for incorporation into construction projects. In addition to fabricated rebar, we sell other downstream products including fabricated mesh, assembled rebar cages and other fabricated rebar by-products. We operate two other fabrication facilities in Poland that produce welded steel mesh, cold rolled wire rod and cold rolled rebar. These facilities also offer wire mesh to customers, which include metals service centers and construction contractors. We are among the largest manufacturers of wire mesh in Poland. In addition to sales of downstream products in the Polish market, we also export our downstream products to neighboring countries such as the Czech Republic and Germany. The downstream products backlog is not a significant factor in evaluating the operations of our Europe segment.

Our Europe segment also offers construction-related solutions through our Tensar operations. The Tensar operations within our Europe segment have similar operations, products and end customers as the Tensar operations within our North America segment.

SEASONALITY

Our facilities primarily serve customers in the construction industry. Due to the increase in construction activities during the spring and summer months, our net sales are generally higher in our third and fourth quarters than in our first and second quarters.

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

We produce a significant percentage of the total U.S. output of rebar and merchant bar through our EAF steel mills. Domestic and international competitors include local, regional, national and international manufacturers and suppliers of steel. We compete primarily on the services we provide to our customers and on the quality and price of our products. In the U.S., we believe we are the largest manufacturer and fabricator of rebar, the largest manufacturer of steel fence posts and among the largest manufacturers of merchant bar and wire rod. In Poland, we believe we are the largest producer of rebar and merchant bars for the products we produce and the second largest producer of wire rod.

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

Competitive Advantage

CMC's diverse product offerings support a wide variety of applications and position us as a global solutions provider to the construction industry, capable of addressing multiple phases of construction. We believe our vertically integrated manufacturing platform provides an advantageous cost structure and maximizes the results of our steel-related operations. Our recycling and fabrication operations are designed to support our steel mills. Our recycling operations provide scrap metal to our steel mills, which in turn use the scrap metal to produce and supply steel required by our fabrication operations. As our recycling facilities are generally located near our steel mills, we can ensure a secure supply of low-cost raw materials, and our fabrication facilities provide a significant and consistent source of demand as well as forward visibility into end customer demand. This is a strategic advantage when imports increase as our steel mills can continue to supply our fabricators. Contract pricing that is utilized for these operations helps to stabilize short-term volatility.

Our operational footprint also provides a competitive advantage in North America and Europe. Our steel mills and fabrication operations in North America and Europe are well-positioned geographically with steel mill locations in some of the highest demand locations for rebar and merchant bar consumption. In North America we operate a network of operations that stretch from the East Coast to the West Coast and can reach every major metro area in the U.S. Demand for our products in the U.S. is highest in the Sun Belt region where most of our steel mills are located, which positions us to capitalize on growth in this region as well as benefit from a longer construction season. Our mini mill in Poland also provides strategic benefits as it is well positioned to serve neighboring European economies.

See Part I, Item 1A, Risk Factors, of this Annual Report for more information on competitive factors described above.

Sustainability

Sustainability is embedded in our business model and remains central to our mission. For over 50 years, we have manufactured steel using recycled scrap metal and EAF technology, which is more efficient and environmentally friendly than traditional blast furnace technology, using less energy than the industry average and producing significantly less carbon dioxide per ton of steel we melt. We play a key role in returning our primary input, ferrous scrap, into the economy in the form of rebar, merchant bar, wire rod and fence post for use in a wide variety of applications. In 2023, recycled content made up approximately 98% of the raw materials used in our manufactured finished steel. Additionally, approximately 89% of all co-products and waste streams from our steel mills are recycled or turned into other products. Our Tensar® geogrid technology is also inherently sustainable, as its use in construction projects can extend road service life, conserve water resources, control soil erosion, reduce consumption of aggregate and much more.

Increasingly, our customers are prioritizing sustainable business practices in and through their supply chains. In 2023, our vertically integrated manufacturing process kept more than 10.8 million tons of scrap metal out of landfills. Our process includes five primary steps:

1. Locally source, purchase and process scrap metal as feedstock, which allows us to lower emissions and put more waste to beneficial use.
2. Melt the recycled scrap metal into new steel in our mills using our modern, efficient EAFs, which consume less energy and reduce greenhouse gas ("GHG") emissions compared to traditional blast furnace technology.
3. Roll the new steel into finished long steel products, including rebar, merchant bar, light structural shapes and other special sections, wire rod and semi-finished billets for rerolling.
4. Fabricate the finished products into custom shapes and lengths for end use by our customers.
5. Reclaim end-of-life steel material as feedstock for new steel products, thereby starting our cycle of steel production once again.

We continue to invest in new technologies and processes to reduce our impact on the environment, including our newly commissioned micro mill located in Mesa, Arizona, which employs the latest technology in EAF power supply systems and is able to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind.

Our commitment to pursuing our reduction targets keeps us on track to remain one of the most sustainable steel manufacturers in the world. In 2020, we established the following goals to increase our use of renewable energy and reduce our energy consumption, GHG emissions and water withdrawal by 2030, compared to a 2019 baseline:
•20% reduction in combined Scope 1 and Scope 2 GHG emissions
•12% increase in renewable energy usage
•5% reduction in total energy consumption intensity
•8% reduction in water withdrawal intensity

Information relating to our environmental, social and governance ("ESG") commitments to operating responsibly is available on the ESG section of our website, www.esg.cmc.com. The information contained in, or referred to on, our website is not deemed to be incorporated into this Annual Report unless otherwise expressly noted.

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

New federal, state and local laws and regulations, as well as foreign laws, with respect to our foreign operations, and the varying interpretations of such laws by regulatory agencies and the judiciary impact how much money we spend on environmental compliance. In addition, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures that are necessary to comply with environmental laws and rules. We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2023, we incurred environmental costs, including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of approximately $49.3 million. In addition, we spent approximately $5.8 million on capital expenditures for environmental projects in 2023. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental projects during 2024 to be approximately $11.0 million. For more information on our compliance with environmental laws and regulations, see Part I, Item 1A, Risk Factors — Risks Related to the Regulatory Environment, in this Annual Report.

EMPLOYEES AND WORKFORCE CULTURE

Our employees are our most important asset and are fundamental to our success. We recognize that our employees bring diverse backgrounds and unique skill sets, and we have fostered a culture that challenges conventional thinking, promotes teamwork, requires accountability and rewards success. At the heart of our culture are our core values of Integrity, Safety, Collaboration and Excellence. These core values are reinforced daily through our actions and in meetings with employees and serve as a compass for our behaviors and decisions.

The following table presents the approximate headcount of employees within each reportable segment and Corporate and Other as of August 31, 2023:

Segment	Number of Employees
North America	9,373
Europe	3,238
Corporate and Other	411
Total	13,022

Approximately 14% and 29% of the employees in our North America and Europe segments, respectively, belong to unions. We believe that we have good relations with the union representatives that represent our employees and are focused on providing safe and productive workplace environments for our employees.

Ethics and Compliance

At CMC, we believe "it’s what’s inside that counts." It is fundamental to our success that both our leaders and employees observe the highest ethical standards of business conduct in their interactions with our customers, suppliers, communities, investors and each other. We empower our employees to make the right decisions and have established the CMC Code of Conduct and Business Ethics (the "Code") to help our employees understand company policies and guide their actions. Employees are required to complete training to reinforce their continued understanding of and compliance with the Code. Additionally, to foster and maintain our culture of ethical conduct and integrity, we provide confidential channels for employees to report known and suspected violations of applicable laws, the Code, our policies or our internal controls, and receive a response to such reports.

Employee Health and Safety

The safety of every employee is, and has always been, our top priority. We strive to provide a safe working environment where facilities achieve zero work-related injuries or illnesses. In pursuit of our goal of zero incidents, we embrace a total safety culture that encourages our employees to recognize potentially unsafe situations and use our Proactive Safety Program to report concerns and work together to remove potential hazards from the work environment before incidents occur. Additionally, our Global Health and Safety Policy sets the standard for our facilities based on best practices that often exceed regulatory requirements and all of our employees are provided with the training necessary to safely and effectively perform their responsibilities.

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

Our commitment to safety has resulted in the achievement of a total recordable incident rate ("TRIR") of 1.3 in 2023 and 1.5 in each of 2022 and 2021. While industry data is not available at the time of this report for 2023 or 2022, the industry average TRIR for iron and steel mills and ferroalloy manufacturing (North America Industry Classification code 3311), which is based on information provided by the U.S. Bureau of Labor Statistics, was 2.8 in 2021. TRIR is defined as OSHA recordable incidents per 200,000 hours worked. In addition to TRIR, we also measure our near miss frequency rate, which we believe is critical to incident avoidance and supports our superior safety rating in the industry.

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

At any given time, we may be unable to obtain an adequate supply of critical raw materials at a price and on other terms acceptable to us. We depend on ferrous scrap, the primary raw material used by our steel mills, and other inputs such as graphite electrodes and alloys for our steel mill operations. The price of scrap and other inputs has historically been subject to significant fluctuation, and we may not be able to adjust our product prices to recover the costs of rapid increases in raw material prices, especially over the short-term and in our fixed price contracts. The profitability of our operations would be adversely affected if we are unable to pass increased raw material and input costs on to our customers.

The purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or resell to others, are highly volatile. A prolonged period of low scrap prices or a fall in scrap prices could impair our ability to obtain, process, sell and consume recycled material, which could have a material adverse effect on our business, results of operations and financial condition. Our ability to respond to changing recycled metal selling prices may be limited by competitive or other factors during periods of low scrap prices, when the supply of scrap may decline considerably, as scrap generators hold onto their scrap in the hope of getting higher prices later. Conversely, increased foreign demand for scrap due to economic expansion in countries such as China, India, Brazil and Turkey can result in an outflow of available domestic scrap as well as higher scrap prices that cannot always be passed on to domestic scrap consumers or consumers of our steel products, further reducing the available domestic scrap flows and margins, all of which could adversely affect our sales and profitability.

The availability of raw materials may also be negatively affected by new laws and regulations, allocations by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, global price fluctuations and the availability and cost of transportation. If we are unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture significant quantities of our products.

We are vulnerable to the economic conditions in the regions in which our operations are concentrated.

Economic downturns in the U.S., United Kingdom (the "U.K."), Central Europe and China, or decisions by governments that have an impact on the level and pace of overall economic activity in one of these regions, could adversely affect demand for our products and, consequently, our sales and profitability. As a result, our financial results are substantially dependent upon the overall economic conditions in these areas.

We rely on the availability of large amounts of electricity and natural gas. Disruptions in delivery or substantial increases in energy costs, including crude oil prices, could adversely affect our business, results of operations and financial condition.

Our EAF mills melt steel scrap and use natural gas to heat steel billets for rolling into finished steel products. As large consumers of electricity and gas, often the largest in the geographic area where our mills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters such as hurricanes would substantially disrupt our production. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas, several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse effect on the costs of operating our mills and would negatively impact our profitability unless we were able to fully pass through the additional expense to our customers. Our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices would increase our costs and adversely affect many of our customers' financial results, which in turn could result in reduced margins and declining demand for our products.

We may encounter labor disputes and shortages for skilled labor and/or qualified employees in operational positions, which could adversely impact our operations.

Our employees contribute to developing and meeting our business goals and objectives, and we depend on a qualified labor force for the manufacture of our products. The impact of labor shortages and increased competition for available workers may increase our costs or impede our ability to optimally staff our facilities and could have an adverse impact on our results of operations, financial condition and cash flows. In addition, an ongoing labor shortage may result in increased expenses related to hiring and retention of qualified employees. As our experienced employees retire and we lose their institutional knowledge, we may encounter challenges and may have difficulty replacing them with employees of comparable skill and efficiency. Additionally, as of August 31, 2023, 14% and 29% of the employees in our North America and Europe segments, respectively, belong to unions. While believe that we have good relations with the union representatives, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

The loss of, or inability to hire, key employees may adversely affect our ability to successfully manage our operations and meet our strategic objectives.

Our future success depends, in large part, on the continued service of our officers and other key employees and our ability to continue to attract and retain additional highly qualified personnel. These employees are integral to our success based on their expertise and knowledge of our business and products. We compete for such personnel with other companies, including public and private company competitors who may periodically offer more favorable terms of employment. The loss or interruption of the services of a number of our key employees could reduce our ability to effectively manage our operations should we be unable to find appropriate replacement personnel in a timely manner should the need arise. For example, as part of the Company's succession plan, Peter R. Matt became our Chief Executive Officer effective September 1, 2023. Failure to successfully execute this leadership transition and retain key employees could negatively impact our business and results of operations.

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers.

Other inflationary pressures could affect wages, energy prices, the cost and availability of components and raw materials and other inputs and our ability to meet customer demand. Inflation may further exacerbate other risk factors, including supply chain disruptions, risks related to international operations and the recruitment and retention of qualified employees.

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

Operating and startup risks, as well as market risks associated with the commissioning of our micro mills, could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investments.

Although we have successfully commissioned and operated similar facilities, there are technological, operational, market and start-up risks associated with the construction and commissioning of our third and fourth micro mills. Construction of our micro mills is subject to changing market conditions, delays, inflation and cost overruns, work stoppages, labor shortages, weather interferences, supply chain delays, changes required by governmental authorities, delays or the inability to acquire required permits or licenses, any of which could have an adverse impact on our operational and financial results. Further, although we believe these facilities should each be capable of consistently producing high-quality products in sufficient quantities and at costs that will compare favorably with other similar steel manufacturing facilities, there can be no assurance that these expectations will be achieved. If we encounter cost overruns, system or process difficulties during commissioning or after startup or quality control restrictions with either or both facilities, our capital costs could increase materially, the expected benefits from the development of the applicable facilities could be diminished or lost, and we could lose all or a substantial portion of our investments. We could also encounter commodity market risk if, during a sustained period, the cost to manufacture is greater than projected or the market prices for steel products decline.

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

Increasing attention to ESG matters, including any targets or other ESG or environmental justice initiatives, could result in additional costs or risks or adverse impacts on our business.

Our business faces increasing scrutiny related to ESG issues, including environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. Implementation of our environmental and sustainability initiatives, including the goals set forth in our annual sustainability report requires certain financial expenditures and employee resources, and the implementation of certain ESG practices or disclosures. If we fail to meet applicable standards or expectations with respect to these issues, including the expectations we establish for our business, our reputation and brand could be damaged, and our business, financial condition and results of operations could be adversely impacted. Investors, stakeholders and other interested parties are also increasingly focused on issues related to environmental justice and ESG in general. This may result in increased scrutiny, protests and negative publicity with respect to our business and operations, which could in turn result in the cancellation or delay of projects, the revocation of permits, termination of contracts, lawsuits, regulatory action and policy change that may adversely affect our business strategy, increase our costs, or adversely affect our reputation and performance.

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

Because of the uncertain nature of litigation and insurance coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse effect on our reputation, business, results of operations and financial condition. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, results of operations and financial condition. Although we are unable to precisely estimate the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties, including the inherent uncertainties of the estimation process, the uncertainties involved in litigation and other factors. See Part I, Item 3, Legal Proceedings of this Annual Report for a description of our current material legal proceedings.

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

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may continue to negatively impact our business and operations.

Since early 2022, Russia and Ukraine have been engaged in active armed conflict. We continue to monitor the adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the U.S. and several European and Asian countries may continue to have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. The ongoing conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices and credit markets, as well as reductions in demand and supply chain interruptions, and contributed to global inflation. Further, if the conflict intensifies or expands beyond Ukraine, it could continue to have an adverse, indirect impact on our operations in Poland. The Russian invasion of Ukraine did not have a direct material adverse impact on our business, financial condition or results of operations during 2023 or 2022. However, we will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations. To the extent the war in Ukraine may continue to adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to data security, supply chain, volatility in prices of scrap, energy and other inputs, and market conditions, any of which could negatively affect our business, results of operations and financial condition.

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

The indentures governing our 4.125% Senior Notes due 2030, our 3.875% Senior Notes due 2031 and our 4.375% Senior Notes due 2032 contain restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consummate transactions causing a change of control such as a merger or consolidation. In addition to these restrictions, our Credit Agreement, as defined in Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report, contains covenants that restrict our ability to, among other things, enter into transactions with affiliates and guarantee the debt of some of our subsidiaries. Our Credit Agreement and U.S. Facility, as defined in Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report also require that we meet certain financial tests and maintain certain financial ratios, including maximum debt to capitalization and interest coverage ratios. The loan agreement related to the Series 2022 Bonds, as defined in Note 8, Credit

Arrangements, in Part II, Item 8 of this Annual Report, also restricts our ability to, among other things, enter into certain sale and leaseback transactions, incur certain liens and take certain actions that would adversely affect the tax-exempt status of the Series 2022 Bonds.

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

Goodwill or other indefinite-lived intangible asset impairment charges in the future could have a material adverse effect on our business, results of operations and financial condition.

We review the recoverability of goodwill and other indefinite-lived intangible assets annually as of the first day of our fourth quarter, and whenever events or circumstances indicate that the carrying value of a reporting unit, including goodwill, or an indefinite-lived intangible asset may not be recoverable.

To evaluate goodwill and other indefinite-lived intangible assets for impairment, we may use qualitative assessments to determine whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an indefinite-lived intangible asset is less than its carrying amount. The qualitative assessments require assumptions to be made regarding multiple factors, including the current operating environment, historical and future financial performance and industry and market conditions. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. Alternatively, the Company may elect to bypass the qualitative assessment and instead perform a quantitative impairment test to calculate the fair value of the reporting unit in comparison to its associated carrying value.

The quantitative impairment tests require us to make an estimate of the fair value of our reporting units and indefinite-lived intangible assets. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) our cost of capital; (iii) higher material prices; (iv) slower growth rates in our industry; and (v) changes in the market based discount rates. Since a number of factors may influence determinations of fair value of goodwill and indefinite-lived intangible assets, we are unable to predict whether impairments will occur in the future, and there can be no assurance that continued conditions will not result in future impairments. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or the general business climate; (vi) an adverse action or assessment by a regulator; (vii) a significant downturn in residential or non-residential construction markets in the U.S.; and (viii) levels of imported steel into the U.S. Any such impairment would result in us recognizing a non-cash charge in our consolidated statements of earnings, which could adversely affect our business, results of operations and financial condition.

Impairment of long-lived assets in the future could have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of property, plant and equipment, finite-lived intangible assets and right-of-use ("ROU") assets that may be subject to impairment testing. Long-lived assets are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the net carrying value of the asset or group of assets exceeds our estimate of future undiscounted cash flows of the operations related to the asset, the excess of the net carrying value over estimated fair value is charged to impairment loss in the consolidated statements of earnings. The primary factors that affect estimates of future cash flows for these long-lived asset groups are (i) management's raw material price outlook; (ii) market demand; (iii) working capital changes; (iv) capital expenditures; and (v) selling, general and administrative ("SG&A") expenses. There can be no assurance that continued market conditions, demand for our products, facility utilization levels or other factors will not result in future impairment charges.

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

Our business, financial condition, results of operations, cash flows, liquidity and stock price may be adversely affected by global public health epidemics.

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

Despite the limited impact of COVID-19 on our operations to date, a resurgence of COVID-19 or any other public health crisis may negatively impact our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. Any economic downturn resulting from the widespread public health impacts of COVID-19 or any future public health crisis could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials.

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

We have significant recycling and fabrication facilities and a mini mill in Poland as well as Tensar facilities in China and England. Our Europe segment, which comprises our international operations, generated approximately 16% of 2023 consolidated net sales. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk and operating risks discussed above, including:

•political, military, terrorist or major pandemic events;
•differences in demand, production and energy costs;
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

We enter into the foreign currency exchange forward contracts as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. These foreign exchange commitments are dependent on timely performance by our counterparties. Their failure to perform could result in us having to close these hedges without the anticipated underlying transaction and could result in losses if foreign currency exchange rates have changed.

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

On March 8, 2018, the President signed a proclamation imposing a 25% tariff or quota limits on all imported steel products for an indefinite period of time under Section 232. The tariff or quota limits are imposed on all steel imports with the exception of steel imports originating from Australia, Canada and Mexico. During 2022, the current administration converted the tariff on steel imports from the European Union, U.K. and Japan to a tariff rate quota. When the Section 232 or other import tariffs, quotas or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of import tariffs, quotas or duties, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

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

Physical impacts of climate change could have a material adverse effect on our costs and results of operations.

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

Many of our facilities are located near coastal areas or waterways where rising sea levels or flooding could disrupt our operations or adversely impact our facilities. Additionally, two of our micro mills are located in an arid desert climate, where drought may restrict available water supplies and increase the risk of wildfires. Furthermore, major changes in weather patterns, periods of extended inclement weather or associated flooding may inhibit construction activity utilizing our products, result in project cancellations, delay or hinder shipments of our products to customers or reduce scrap metal inflows to our recycling facilities or disrupt the availability of electricity to our facilities. Any such events could have a material adverse effect on our costs or results of operations.

RISKS RELATED TO THE REGULATORY ENVIRONMENT

Compliance with and changes in environmental laws and regulations and remediation requirements could result in substantially increased capital obligations and operating costs; violations of environmental laws and regulations could result in costs that have a material adverse effect on our business, results of operations and financial condition.

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

Changes to National Ambient Air Quality Standards ("NAAQS") or other requirements on our air emissions could make it more difficult to obtain new permits or to modify existing permits and could require changes to our operations or emissions control equipment. Such difficulties and changes could result in operational delays and capital and ongoing compliance expenditures. These regulations can also increase our costs of energy, primarily electricity, which we use extensively in the steelmaking process. Moreover, in July 2021, the EPA issued a public statement regarding Clean Air Act violations at metal recycling facilities that operate auto and scrap metal shredders, noting that noncompliant shredders can have an impact on overburdened communities, and in August 2023, the EPA released federal enforcement priorities, which affirmed the EPA’s continued focus on reducing air toxins. The EPA uses alerts such as this to signal its intention to focus enforcement activity on a particular industry sector.

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

Energy used by our steelmaking operations is a significant input and the largest contributor to our GHG emissions and there is growing belief that consumption of energy derived from fossil fuels is a major contributor to climate change. The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impact of climate change, including legislation regarding carbon emission pricing, GHG emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including the introduction of carbon emissions trading mechanisms. Therefore, any such regulation regarding climate change and GHG emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations and limitations imposed on our operations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, as a result of these regulatory initiatives, we may see an increase in costs relating to our assets that emit significant amounts of GHGs. Additionally, although we are focused on water conservation and reuse in our operations, steel manufacturing is a water intensive industry. There may be an increase in costs to respond to future water laws and regulations, and operations in areas with limited water availability may be impacted if droughts become more frequent or severe.

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

As noted above, existing laws or regulations, as currently interpreted or reinterpreted in the future, and future laws and regulations, may have a material adverse effect on our business, results of operations and financial condition. See the risk factor "Compliance with and changes in environmental laws and regulations and remediation requirements could result in substantially increased capital obligations and operating costs; violations of environmental laws and regulations could result in costs that have a material adverse effect on our business, results of operations and financial condition" of this Annual Report for a description of such risks relating to environmental laws and regulations. In addition to such environmental laws and regulations, complex foreign and U.S. laws and regulations that apply to our international operations, including without limitation the Foreign Corrupt Practices Act and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business, regulations related to import-export controls, the Office of Foreign Assets Control sanctions program and antiboycott provisions, may increase our cost of doing business in international jurisdictions and expose us and our employees to elevated risk. While we believe that we have adopted appropriate risk management and compliance programs, the nature of our operations means that legal and compliance risks will continue to exist. A negative outcome in an unusual or significant legal proceeding or compliance investigation could adversely affect our business, results of operations and financial condition.

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

Changes in tax legislation and regulations in the jurisdictions in which we operate may adversely affect our financial condition or results of operations.

We are subject to taxation at the federal, state and local levels in the U.S., Poland, the U.K. and other countries and jurisdictions in which we operate, including income taxes, sales taxes, value-added (“VAT”) taxes and similar taxes and assessments. New tax legislative initiatives may be proposed from time to time which may impact our effective tax rate and which could adversely affect our tax positions or tax liabilities. Our future effective tax rate could be adversely affected by, among other things, changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in interpretations of existing tax laws, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax law and which could adversely affect our financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our principal properties as of August 31, 2023. These properties are either owned by us and not subject to any significant encumbrances or are leased by us. We consider all properties to be appropriately utilized, suitable and adequate to meet the requirements of our present and foreseeable future operations. Refer to Part I, Item 1, Business included in this Annual Report for a discussion of the nature of our operations.

Segment and Operation	Location	Site Acreage Owned	Site Acreage Leased	Approximate Building Square Footage	Capacity (Millions of Tons)(8)
North America
Recycling facilities	(1)	772	88	1,650,000	5.1

Steel mills					6.1
Mini mill	Birmingham, Alabama	71	1	580,000
Mini mill	Cayce, South Carolina	142	—	760,000
Mini mill	Jacksonville, Florida	619	—	460,000
Mini mill	Knoxville, Tennessee	72	—	460,000
Mini mill	Sayreville, New Jersey	116	—	380,000
Mini mill	Seguin, Texas	661	—	870,000
Micro mill	Durant, Oklahoma	402	4	290,000
Two micro mills	Mesa, Arizona	273	—	780,000
Rerolling mill	Magnolia, Arkansas	123	—	280,000

Fabrication facilities	(2)	752	40	3,000,000	2.1

CMC Impact Metals	(3)	112	—	300,000
Construction Services	(4)	35	51	450,000
Post-tension cable facilities	(5)	3	8	120,000
Tensar facilities	(6)	18	20	400,000

Europe
Recycling facilities	Twelve locations in Poland(7)	104	4	160,000	0.5
Steel mini mill	Zawiercie, Poland	524	—	2,950,000	1.6
Fabrication facilities	Five locations in Poland(7)	24	—	260,000	0.4
Tensar facilities	(6)	16	—	310,000
__________________________________
(1) Consists of 43 recycling facilities, with 17 locations in Texas, seven locations in South Carolina, four locations in Florida, three locations in Tennessee, two locations in each of Alabama, Georgia, Missouri and North Carolina and one location in each of California, Kansas, Louisiana and Oklahoma. The recycling facilities associated with the North America segment are not individually material.
(2) Consists of 55 fabrication facilities, with 12 locations in Texas, five locations in Florida, three locations in each of California and Illinois, two locations in each of Arizona, Colorado, Georgia, Hawaii, Missouri, Nevada, New Jersey, North Carolina, Oklahoma, South Carolina, Tennessee, Utah and Virginia and one location in each of Alabama, Kentucky, Louisiana, New Mexico, Ohio and Washington. The fabrication facilities associated with the North America segment are not individually material.
(3) Consists of two CMC Impact Metals facilities, with one location in Alabama and one location in Pennsylvania. The CMC Impact Metals facilities are not individually material.
(4) Consists of 24 Construction Services facilities, with 18 locations in Texas, five locations in Louisiana and one location in Oklahoma. The Construction Services facilities are not individually material.
(5) Consists of three post-tension cable facilities, with two locations in Georgia and one location in California. The post-tension cable facilities are not individually material.

(6) Consists of two Tensar facilities within the North America segment, located in Georgia and Oklahoma, and two facilities within the Europe segment, located in China and England. The Tensar facilities are not individually material.
(7) The recycling facilities and fabrication facilities associated with the Europe segment are not individually material.
(8) Refer to Part 1, Item 1, Business, of this Annual Report for information about the calculation of capacity for our steel mills.

The extent to which we utilize our capacity varies by property and is highly dependent on the specific product mix manufactured. Our product mix is determined in response to market conditions, including pricing and demand. We believe our capacity levels are adequate for present and anticipated future needs, and our facilities are capable of producing increased volumes.

In addition to the owned facilities described above, we own 208 acres of land in Berkeley County, West Virginia, the site of the Company's planned fourth micro mill.

In addition to the leased facilities described above, we lease the 105,916 square foot office space occupied by our corporate headquarters in Irving, Texas. Generally, our leases expire on various dates over the next ten years, with the exception of the leased facilities in our Europe segment. Several of the leases have renewal options. We have generally been able to renew leases prior to their expiration. We estimate our minimum annual rental obligation for our real estate operating leases in effect at August 31, 2023, to be paid during 2024, to be approximately $10.8 million.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations (including those related to environmental laws and regulations) associated with the normal conduct of its businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, STOCKHOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange under the symbol CMC. The number of stockholders of record of CMC common stock at October 11, 2023 was 2,014.

We paid quarterly dividends in 2023 at the rate of $0.16 per share of CMC common stock, compared to quarterly dividends paid in 2022 at the rate of $0.14 per share of CMC common stock. On October 10, 2023, the Board of Directors declared CMC's 236th quarterly cash dividend. The dividend was declared at the rate of $0.16 per share of CMC common stock and is payable on November 9, 2023 to stockholders of record as of the close of business on October 26, 2023. While the Board of Directors currently intends to continue regular quarterly cash dividend payments, the Board of Directors’ determination with respect to any future dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deems relevant at the time of such determination. Based on its evaluation of these factors, the Board of Directors may determine not to declare a dividend, or to declare dividends at rates that are less than currently anticipated.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, made by the Company or any affiliated purchasers during the quarter ended August 31, 2023.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
June 1, 2023 - June 30, 2023	115,500	$47.43	115,500	$99,811,582
July 1, 2023 - July 31, 2023	110,000	54.75	110,000	93,788,687
August 1, 2023 - August 31, 2023	126,500	55.86	126,500	86,722,118
	352,000		352,000
__________________________________
(1) On October 13, 2021, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 15, Capital Stock, in Part II, Item 8 of this Annual Report for more information on the share repurchase program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report.

Our discussion and analysis of fiscal year 2023 compared to fiscal year 2022 is included herein. Our discussion and analysis of fiscal year 2022 compared to fiscal year 2021 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended August 31, 2022, which was filed with the SEC on October 13, 2022.

Any reference in this Annual Report to a "year-over-year" change relates to the relevant comparison between activity from each twelve month period ended August 31, 2023 and 2022.

OVERVIEW

CMC is an innovative solutions provider helping build a stronger, safer and more sustainable world. Through an extensive manufacturing network principally located in the U.S. and Central Europe, we offer products and technologies to meet the critical reinforcement needs of the global construction sector. CMC’s solutions support construction across a wide variety of applications, including infrastructure, non-residential, residential, industrial and energy generation and transmission. Our operations are conducted through two reportable segments: North America and Europe. See Part I, Item 1, Business for further information regarding our business and reportable segments.

Key Performance Indicators

When evaluating our results for the period, we compare net sales, in the aggregate and for both of our segments, in the current period to net sales in the corresponding period of the prior year. In doing so, we focus on changes in average selling price per ton and tons shipped compared to the prior period for each of our vertically integrated product categories (raw materials, steel products and downstream products) as these are the two variables that typically have the greatest impact on our net sales. Raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant bar and other steel products, such as billets and wire rod, and downstream products primarily include fabricated rebar and steel fence posts.

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our segments. Adjusted EBITDA is the sum of earnings before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in metal margin of our steel products and downstream products period-over-period is a consistent area of focus for our Company and industry. Metal margin is a metric used by management to monitor the results of our vertically integrated organization. For our steel products, metal margin is the difference between the average selling price per ton of rebar, merchant bar and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices due to competitive pressures. The metal margin for our downstream products is the difference between the average selling price per ton of fabricated rebar and steel fence post products and the scrap input costs to produce these products. The majority of our downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

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

On July 12, 2023, we completed the acquisition of EDSCO Fasteners, LLC ("EDSCO"), a leading provider of anchoring solutions for the electrical transmission market, with four manufacturing facilities located in North Carolina, Tennessee, Texas and Utah.

The acquisitions of ASR, Kodiak, Roane, Tendon, BOSTD and EDSCO (collectively, the "2023 Acquisitions") are not significant individually, or in the aggregate, to our financial position as of August 31, 2023 or results of operations for the year ended August 31, 2023. Operating results for the 2023 Acquisitions are presented within our North America reportable segment.

Tensar Acquisition

On April 25, 2022 (the "Tensar Acquisition Date"), we completed the acquisition of TAC Acquisition Corp. ("Tensar") for approximately $550 million, net of cash acquired. Through its patented foundation systems, Tensar produces ground stabilization and soil reinforcement solutions that complement our existing concrete reinforcement product lines and broaden our ability to address multiple early phases of commercial and infrastructure construction, including subgrade, foundation and structures. End customers for these products include commercial, industrial and residential site developers, mining and oil and gas companies, transportation authorities, coastal and waterway authorities and waste management companies. The acquired operations within North America are presented within our North America reportable segment, and the remaining acquired operations are presented within our Europe reportable segment, in each case since the Tensar Acquisition Date. See Note 2, Changes in Business, in Part II, Item 8 of this Annual Report for more information about the Tensar acquisition.

Capital Expenditures

During the fourth quarter of 2023, our third micro mill was placed into service. Initial commercial production of rebar commenced during commissioning, prior to the startup of merchant bar production that will occur in 2024. This micro mill will be the first in the world with the capability to produce merchant bar quality products through a continuous production process and employs the latest technology in EAF power supply systems, which will allow us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. The new facility, located in Mesa, Arizona, replaces the rebar capacity at our Rancho Cucamonga, California mill, which was sold during 2022, and allows us to more efficiently meet West Coast demand for steel products. For further details on the sale of the Rancho Cucamonga, California mill, refer to Note 2, Changes in Business, in Part II, Item 8 of this Annual Report.

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

Chief Executive Officer Transition

Effective September 1, 2023, our Board of Directors appointed Peter R. Matt, our then President, as President and Chief Executive Officer, immediately following the retirement of Barbara R. Smith, our then Chief Executive Officer and Chairman of the Board of Directors. Mr. Matt has served as our President since April 9, 2023 and will continue as a member of the Board of Directors, which he joined in June 2020. Ms. Smith was appointed Executive Chairman of the Board of Directors, effective September 1, 2023. The transition from Ms. Smith to Mr. Matt followed our formal succession planning process.

Russian Invasion of Ukraine

The Russian invasion of Ukraine did not have a direct material adverse impact on our business, financial condition or results of operations during 2023 or 2022. Our Europe segment has not had an interruption in energy supply and was able to identify alternate sources for a limited number of materials previously procured through Russia. However, the Russian invasion of Ukraine has been an indirect contributor to the deterioration of the economic conditions in Europe, among other macroeconomic factors, and we will continue to monitor disruptions in supply of energy and materials and the indirect effects on our operations of inflationary pressures, reductions in demand, foreign exchange rate fluctuations, commodity pricing, potential cybersecurity risks and sanctions resulting from the invasion.

See Part I, Item 1A, Risk Factors, in this Annual Report for further discussion related to the above business conditions and developments.

RESULTS OF OPERATIONS SUMMARY

	Year Ended August 31,
(in thousands, except per share data)	2023	2022
Net sales	$8,799,533	$8,913,481
Net earnings	859,760	1,217,262
Diluted earnings per share	7.25	9.95

2023 Compared to 2022

Net sales during 2023 remained relatively flat, compared to 2022. See discussions below, labeled North America and Europe within our Segments section, for further information on our year-over-year net sales results.

During 2023, we achieved net earnings of $859.8 million, a decrease of $357.5 million, or 29%, compared to 2022. Included in net earnings during 2022 was a $273.3 million gain on the sale of the Rancho Cucamonga facilities. The remaining year-over-year change in net earnings was primarily due to compression in steel products metal margins in our Europe segment during 2023, contrasted by significant expansion in downstream products metal margins over scrap in our North America segment during 2023 compared to 2022. See Note 2, Changes in Business, in Part II, Item 8 of this Annual Report for more information on the sale of the Rancho Cucamonga facilities.

Selling, General and Administrative Expenses

SG&A expenses increased $98.6 million in 2023 compared to 2022. Contributing to the year-over-year increase was $60.5 million of incremental SG&A expenses from Tensar operations' commercial and engineering support incurred during the twelve months ended August 31, 2023, compared to the expenses recorded in the period following the Tensar Acquisition Date to August 31, 2022, as well as $12.8 million of SG&A expenses from the 2023 Acquisitions, with no such expenses in 2022. The remaining increase in SG&A expenses in 2023 compared to 2022 was due primarily to an $11.1 million increase in professional services expenses, a $10.7 million increase in expenses for our benefit restoration plan ("BRP") and a $4.2 million pension plan settlement charge, with no such settlement charge in the corresponding period. These fluctuations were partially offset by a $16.6 million decrease in labor-related expenses during 2023 compared to 2022. See Note 2, Changes in Business, in Part II, Item 8 of this Annual Report for more information about the Tensar acquisition and the 2023 Acquisitions and Note 14, Employees' Retirement Plans, in Part II, Item 8 of this Annual Report for more information on the pension plan termination activity.

Interest Expense

Interest expense decreased $10.6 million in 2023 compared to 2022, which can be attributed primarily to an increase in capitalized interest of $9.6 million in 2023 compared to 2022 due to construction of our third micro mill, as well as lower average interest rates on the long-term debt outstanding during 2023 compared to 2022.

Income Taxes

Our effective income tax rate for 2023 was 23.4% compared to 19.7% for 2022. The year-over-year increase was primarily due to a tax benefit recorded during 2022 from a capital loss on a restructuring transaction that did not recur in 2023, as well as a reduction in research and development tax credits in 2023 compared to 2022. See Note 12, Income Tax, in Part II, Item 8 of this Annual Report for further discussion of our effective tax rate.

SEGMENTS

All amounts are computed and presented in a manner that is consistent with the basis in which we internally disaggregate financial information for the purpose of making operating decisions. See Note 19, Operating Segments, in Part II, Item 8 of this Annual Report for further information on how we evaluate financial performance of our segments. The operational data by product category presented in the tables below reflects activity from sales of raw materials, steel products and downstream products, as applicable, which comprise the majority of sales in North America and Europe. The data is calculated using averages, and therefore, it is not meaningful to quantify the effect that any individual metric had on the segment's net sales or adjusted EBITDA.

2023 Compared to 2022

North America

	Year Ended August 31,
(in thousands, except per ton amounts)	2023	2022
Net sales	$7,347,020	$7,298,632
Adjusted EBITDA	1,454,754	1,553,858

External tons shipped
Raw materials	1,390	1,375
Rebar	1,967	1,805
Merchant bar and other	943	1,025
Steel products	2,910	2,830
Downstream products	1,466	1,558

Average selling price per ton
Raw materials	$840	$1,073
Steel products	978	1,060
Downstream products	1,426	1,217

Cost of ferrous scrap utilized per ton	$349	$431
Steel products metal margin per ton	629	629

Net sales in our North America segment remained relatively flat in 2023 compared to 2022. While downstream products average selling prices experienced a significant increase of $209 per ton, or 17%, year-over-year, this fluctuation was offset by decreases in steel products average selling prices and raw materials average selling prices due to a falling scrap price environment. The increases in average selling prices for downstream products, many of which are fixed at the beginning of the project, reflected the increased input costs from rising scrap and energy prices during 2022 when we entered into the contracts. The acquired Tensar operations also contributed an incremental $105.1 million of net sales in 2023 compared to 2022 following the Tensar Acquisition Date. Further, the 2023 Acquisitions contributed $159.7 million to the increase in net sales in 2023.

During 2023 we achieved adjusted EBITDA of $1.5 billion compared to $1.6 billion in 2022. Included in adjusted EBITDA during 2022 was a $273.3 million non-recurring gain on the sale of the Rancho Cucamonga facilities. The remaining year-over-year change was an increase in adjusted EBITDA due to significant expansion in downstream products margin over scrap per ton, driven by a combination of the high downstream products average selling prices mentioned above and sharp decreases in the cost of ferrous scrap utilized per ton. Additionally, the acquired Tensar operations provided incremental adjusted EBITDA of $32.1 million in 2023 compared to 2022 following the Tensar Acquisition Date. Further, the 2023 Acquisitions contributed $14.3 million to adjusted EBITDA in 2023. See Note 2, Changes in Business, in Part II, Item 8 of this Annual Report for more information about the sale of the Rancho Cucamonga facilities.

Europe

	Year Ended August 31,
(in thousands, except per ton amounts)	2023	2022
Net sales	$1,416,704	$1,621,642
Adjusted EBITDA	61,353	346,051

External tons shipped
Rebar	684	622
Merchant bar and other	1,043	1,097
Steel products	1,727	1,719

Average selling price per ton
Steel products	$749	$896

Cost of ferrous scrap utilized per ton	$395	$463
Steel products metal margin per ton	354	433

Net sales in the Europe segment decreased $204.9 million, or 13%, in 2023 compared to 2022. This decrease was primarily due to a $147 per ton, or 16%, year-over-year decrease in steel products average selling price, while volumes remained relatively flat year-over-year, as well as unfavorable impacts of foreign currency translation. The decrease in steel products average selling price was driven by the indirect impacts of macroeconomic factors affecting the overall business climate in Europe, such as inflation and rising interest rates, which resulted in consumer uncertainties and delayed construction starts across our European end markets near the end of 2023. The acquired Tensar operations provided $58.2 million of incremental net sales during 2023 compared to the net sales in 2022 following the Tensar Acquisition Date. During 2023, overall, the U.S. dollar strengthened compared to the currencies of our Europe operations, such as the Polish zloty, euro and British pound. Using actual results for 2023 and using the prior year's average currency rates for 2022, foreign currency translation would result in an increase in net sales of approximately $71.6 million.

Adjusted EBITDA decreased $284.7 million, or 82%, in 2023 compared to 2022, primarily driven by a contraction in steel products metal margin per ton, increased energy costs used in production and unfavorable impacts of foreign currency translation. Steel products metal margin per ton decreased $79 per ton, or 18%, in 2023 compared to 2022, due to the decline in steel products average selling prices described above, which outpaced the decrease in cost of ferrous scrap utilized. In addition to the change in steel products metal margin per ton, our Europe segment continues to face an environment of heightened energy costs. The cost of energy increased $51 per ton during 2023 compared to 2022, net of the benefit from our electricity commodity derivative, which resulted in an $11.8 million realized gain in 2023, recorded as a reduction to cost of goods sold, compared to a $21.7 million realized gain in 2022. See Note 10, Derivatives, in Part II, Item 8 of this Annual Report for further information on the electricity commodity derivative. Finally, using actual results for 2023 and using the prior year's average currency rates for 2022, foreign currency translation would result in an increase in adjusted EBITDA of approximately $17.8 million. Offsetting these reductions to adjusted EBITDA, the acquired Tensar operations provided $11.5 million of incremental adjusted EBITDA during 2023 compared to the adjusted EBITDA in 2022 following the Tensar Acquisition Date.

Corporate and Other

	Year Ended August 31,
(in thousands)	2023	2022
Adjusted EBITDA loss	$(131,403)	$(154,103)

Corporate and Other adjusted EBITDA loss decreased by $22.7 million in 2023 compared to 2022. Contributing to the year-over-year decrease in adjusted EBITDA loss was $18.9 million of increased interest income on short-term investments, compared to 2022, $17.7 million in other revenue from our New Markets Tax Credit (“NMTC”) transactions, with no such activity in 2022, and $16.1 million in debt extinguishment costs incurred during 2022, compared to immaterial activity in 2023. In contrast to these reductions to adjusted EBITDA loss, during 2023 compared to 2022 we incurred $12.1 million of increased labor-related expenses, $10.6 million of increased professional services expenses and $3.0 million of increased information technology expenses. Additionally, in 2023 we recognized a $4.2 million pension plan settlement charge, with no such settlement charge in 2022. See Note 9, New Markets Tax Credit Transactions, in Part II, Item 8 of this Annual Report, for more information on the NMTC transactions and Note 14, Employees' Retirement Plans, in Part II, Item 8 of this Annual Report, for more information on the pension plan termination activity.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities are our principal sources of liquidity and result primarily from sales of raw materials, steel products, downstream products and related materials and services, as described in Part I, Item 1, Business, of this Annual Report. Historically, our North America operations have generated the majority of our cash. At August 31, 2023, cash and cash equivalents of $24.9 million were held by our non-U.S. subsidiaries. We use futures or forward contracts to mitigate the risks from fluctuations in metal commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy commodity prices. See Note 10, Derivatives, in Part II, Item 8 of this Annual Report for further information.

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 14% of total receivables at August 31, 2023.

The table below reflects our sources, facilities and availability of liquidity as of August 31, 2023. See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report for additional information.

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$592,332	$592,332
Notes due from 2030 to 2032	900,000	(1)
Revolver	600,000	599,057
Term Loan	200,000	200,000
Series 2022 Bonds, due 2047	145,060	—
Poland credit facilities	145,437	129,159
Poland accounts receivable facility	69,810	61,391
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

We estimate that our 2024 capital spending will range from $550 million to $600 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

As of August 31, 2023 and 2022, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

2023 Compared to 2022

Operating Activities

Net cash flows from operating activities were $1.3 billion and $700.3 million in 2023 and 2022, respectively. The increase in net cash flows from operating activities was largely due to a decreased scrap price environment during 2023 compared to increased scrap prices in 2022. The decrease in scrap prices reduced cash used by inventory purchases by $432.2 million year-over-year and led to lower steel products average selling prices during 2023 compared to 2022, which contributed to an increase in cash flows from accounts receivable of $432.7 million year-over-year. These fluctuations were partially offset by a year-over-year increase in cash used by accounts payable, accrued expenses and other payables of $178.0 million due, in part, to the declining scrap price environment mentioned above and a reduction in accrued labor-related expenses during 2023 compared to 2022. Additional offsets to the increase in cash flows from operating activities were a $34.3 million decrease in cash flows from deferred income taxes and other long-term taxes and a $15.9 million reduction in loss on debt extinguishment during 2023 compared to 2022. Additionally, we recorded $17.7 million of non-cash other revenue from the settlement of NMTC transactions during 2023, with no such transactions in 2022. See Note 12, Income Tax, in Part II, Item 8 of this Annual Report for more information on the change in deferred taxes and Note 9, New Markets Tax Credit Transactions in Part II, Item 8 of this Annual Report for more information on the NMTC transactions.

Investing Activities

Net cash flows used by investing activities were $835.2 million and $684.7 million in 2023 and 2022, respectively, an increase of $150.5 million. The fluctuation in net cash flows used by investing activities was largely driven by $156.7 million of additional capital expenditures in 2023 compared to 2022, primarily for the construction of our third and fourth micro mills, along with the proceeds from the sale of the Rancho Cucamonga facilities during 2022 compared to immaterial proceeds from the sale of assets in 2023. These fluctuations in cash flows used by investing activities were offset, in part, by a $317.7 million decrease in acquisitions during 2023 compared to 2022. See Note 2, Changes in Business, in Part II, Item 8 of this Annual Report, for more information about the sale of the Rancho Cucamonga facilities and our acquisitions completed in 2023 and 2022.

Financing Activities

Net cash flows used by financing activities were $599.5 million in 2023, compared to net cash flows from financing activities of $165.3 million in 2022. The $764.8 million increase in net cash flows used by financing activities was largely driven by net repayments of long-term debt of $389.8 million during 2023, compared to net proceeds from long-term debt of $414.8 million during 2022. Additionally, net repayments under our accounts receivable facilities were $19.0 million during 2023 compared to net proceeds of $6.3 million during 2022, resulting in an increase in cash flows used by financing activities of $25.3 million in 2023. Partially offsetting these cash flows used by financing activities was a $60.5 million decrease in treasury stock acquired under the share repurchase program during 2023 compared to 2022. See Note 8, Credit Arrangements in Part II, Item 8 of this Annual Report for more information regarding our credit arrangements and accounts receivable facility and Note 15, Capital Stock in Part II, Item 8 of this Annual Report for more information on the share repurchase program.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report for more information regarding scheduled maturities of our long-term debt. See Note 7, Leases, in Part II, Item 8 of this Annual Report for additional information on leases. Interest payable on our long-term debt was $43.5 million due in the twelve months following August 31, 2023 and $386.8 million due thereafter. Additionally, we have a U.S. federal repatriation tax obligation resulting from the repatriation tax provisions of the Tax Cuts and Jobs Act ("TCJA"), of which $4.2 million was due in the twelve months following August 31, 2023 and $12.5 million due thereafter.

As of August 31, 2023, our undiscounted purchase obligations were approximately $800 million due in the next twelve months and $340 million due thereafter under purchase orders and "take or pay" arrangements. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts. The "take or pay" arrangements are multi-year commitments with minimum annual purchase requirements and are entered into primarily for purchases of commodities used in operations such as electrodes and natural gas.

Of the purchase obligations due within the twelve months following August 31, 2023, approximately 23% were for consumable production inputs, such as alloys, 20% were for capital expenditures in connection with normal business operations, 19% were for commodities and 14% were for the construction of our fourth micro mill. Of the purchase obligations due thereafter, 75% were for commodities and 10% were for the construction of our fourth micro mill. The remainder of the purchase obligations are for goods and services in the normal course of business.

We provide certain eligible employees benefits pursuant to our nonqualified BRP equal to amounts that would have been available under our tax qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), but for limitations of ERISA, tax laws and regulations. We did not include estimated payments related to the BRP in the above description of contractual obligations and commitments. Refer to Note 14, Employees' Retirement Plans, in Part II, Item 8 of this Annual Report for more information on the BRP.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At August 31, 2023, we had committed $21.8 million under these arrangements, of which $0.9 million reduced availability under the Revolver (as defined in Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report).

CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 17, Commitments and Contingencies, in Part II, Item 8 of this Annual Report for more information.

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

We incurred environmental expenses of approximately $49.3 million, $44.2 million and $49.8 million for 2023, 2022 and 2021, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, during 2023, we spent approximately $5.8 million in capital expenditures related to costs directly associated with environmental compliance. Our accrued environmental liabilities were $4.5 million and $5.3 million as of

August 31, 2023 and 2022, respectively, of which $2.0 million were classified as other noncurrent liabilities as of both August 31, 2023 and 2022.

Solid and Hazardous Waste

We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state and local statutes where we operate. These statutes, regulations and laws may limit our disposal options with respect to certain wastes.

We currently own or lease, and in the past we have owned or leased, properties for use in our operations. Although we have used operating and disposal practices that were industry standard at the time, wastes may have been disposed of or released on or under the properties or on or under locations where such wastes have been taken for disposal in a manner that is now understood to pose a contamination threat. We are currently involved in the investigation and remediation of several such properties, and we have been named as a PRP at a number of contaminated sites, none of which involve real estate we ever owned or upon which we have ever conducted operations.

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

Superfund

The EPA, or an equivalent state agency, has notified us that we are considered a PRP at several sites, none of which involve real estate we ever owned or upon which we have ever conducted operations. We may be obligated under CERCLA, or similar state statutes, to conduct remedial investigation, feasibility studies, remediation and/or removal of alleged releases of hazardous substances or to reimburse the EPA or third parties for such activities and pay costs for associated damages to natural resources. We are involved in litigation or administrative proceedings with regard to several of these sites in which we are contesting, or at the appropriate time may contest, our liability. In addition, we have received information requests with regard to other sites which may be under consideration by the EPA as potential CERCLA sites. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs, and the extended time periods over which such costs may be incurred, we cannot reasonably estimate our ultimate costs of compliance with CERCLA. Based on currently available information, which is in many cases preliminary and incomplete, we had immaterial amounts accrued as of both August 31, 2023 and 2022, in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for 2023, 2022 and 2021 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

We believe that adequate provisions have been made in the consolidated financial statements for the potential impact of these contingencies, and that the outcomes of the suits and proceedings described above, and other miscellaneous litigation and proceedings now pending, will not have a material adverse effect on our business, results of operations or financial condition.

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

Climate Change

The potential impacts of climate change on our business and results of operations and potential future climate change regulations in the jurisdictions in which we operate are highly uncertain. See the risk factors entitled "Increased regulation associated with climate change could impose significant additional costs on both our steelmaking and metals recycling operations" and "Physical impacts of climate change could have a material adverse effect on our costs and results of operations" in Part I, Item 1A, Risk Factors, of this Annual Report.

DIVIDENDS

We paid quarterly dividends in 2023 at the rate of $0.16 per share of CMC common stock, compared to quarterly dividends paid in 2022 at the rate of $0.14 per share of CMC common stock. On October 10, 2023, the Board of Directors declared CMC's 236th quarterly cash dividend. The dividend was declared at the rate of $0.16 per share of CMC common stock and is payable on November 9, 2023 to stockholders of record as of the close of business on October 26, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preceding discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimates and assumptions, including those related to revenue recognition, income taxes, inventory cost, acquisitions, goodwill and other intangible assets, long-lived assets, derivative instruments and contingencies, on an ongoing basis. Estimates and assumptions are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results in future periods could differ materially from these estimates. Judgments and estimates related to critical accounting policies used in the preparation of the consolidated financial statements include the following:

Revenue Recognition

Revenue from contracts where the Company provides fabricated rebar and installation services is recognized over time using an input method based on costs incurred compared to total estimated costs. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method based on tons shipped compared to total estimated tons. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If total estimated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. See Note 4, Revenue Recognition, in Part II, Item 8 of this Annual Report for further details.

Income Taxes
We periodically assess the likelihood of realizing our deferred tax assets and maintain a valuation allowance to reduce certain deferred tax assets to amounts that we believe are more likely than not to be realized. We base our judgment of the recoverability of our deferred tax assets primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies and current and future ownership changes. At August 31, 2023 and 2022, we had a valuation allowance of $280.5 million and $268.5 million, respectively, against our deferred tax assets. Of these amounts, $13.3 million and $8.4 million at August 31, 2023 and 2022, respectively, relate to net operating loss and credit carryforwards in certain state jurisdictions that are subject to estimation. The remaining valuation allowance primarily relates to net operating loss carryforwards in certain foreign jurisdictions, which the Company does not expect to realize.

Inventory Cost

We state inventories at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adjustments to inventory may be due to changes in price levels, assumptions about market conditions, obsolescence, damage, physical deterioration and other causes. Any adjustments required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of goods sold within the consolidated statements of earnings. In fiscal 2023, we recorded $10.7 million of inventory write-downs within our Europe segment resulting from changes in future demand and market conditions impacting the vertically integrated operations in Poland. A hypothetical 10% decrease to the estimated selling prices used in the calculation of net realizable value of inventory within these operations in Poland would have resulted in a $5.0 million increase to the inventory write-downs recorded as of August 31, 2023.

Acquisitions

The Company accounts for business combinations under the acquisition method of accounting, which requires assets acquired and liabilities assumed to be recorded at their estimated fair value at the date of acquisition. The fair value is estimated by the Company using valuation techniques and Level 3 inputs, including expected future cash flows and discount rates. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions. See Note 2, Changes in Business, in Part II, Item 8 of this Annual Report for more information about acquisitions.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of the Company’s fourth quarter (the "annual impairment test date"), or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is tested at the reporting unit level, which represents an operating segment or one level below an operating segment. When evaluating goodwill and other indefinite-lived intangible assets for impairment, the Company may first assess qualitative factors in determining whether it is more likely than not that the respective fair value is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite-lived intangible assets and perform a quantitative test, based on management's judgment. If the Company chooses to bypass the qualitative assessment, it performs a quantitative test by comparing the fair value of the reporting units or indefinite-lived intangible assets to their respective carrying amounts and records an impairment charge if the carrying amount exceeds the fair value; however, the loss recognized, if any, will not exceed the total amount of the intangible asset or the goodwill allocated to a reporting unit.

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

For 2023 and 2022, the annual goodwill impairment analyses did not result in impairment charges. As of the 2023 annual impairment test date, the Company had goodwill of $342.1 million related to four reporting units within the North America segment and two reporting units within the Europe segment. Three reporting units, which comprised $46.0 million of goodwill within the North America operating segment and $3.8 million of goodwill within the Europe segment as of the 2023 annual impairment test date, were tested for impairment using a qualitative approach. Management determined it was more likely than not that the fair values of the reporting units which were tested using a qualitative approach exceeded their respective carrying values.

The remaining three reporting units were tested for impairment using a quantitative approach. The fair values of two reporting units within the North America segment with $252.3 million of goodwill as of the 2023 annual impairment test date exceeded their carrying values by greater than 20%. The fair value of the reporting unit within the Europe segment with $40.0 million of goodwill as of the 2023 annual impairment test date exceeded its carrying value by greater than 10%. The Company believes the fair values of the reporting units tested using a quantitative approach are substantially in excess of their carrying values. An increase or decrease of 1% to the discount rate or terminal growth rate used in the quantitative impairment tests for these reporting units would not result in impairment charges. The difference in the value of goodwill between the 2023 annual impairment test date and August 31, 2023 was due to the acquisition of EDSCO and foreign currency translation adjustments.

As of the 2023 annual impairment test date, the Company had $57.1 million of indefinite-lived intangible assets, of which $53.8 million were tested for impairment using a quantitative approach. To perform the quantitative impairment tests, the Company used an income approach to calculate the fair value of each intangible asset using a relief from royalty method. Significant inputs to measure the fair value of the indefinite-lived intangible assets included projected revenue growth rates, royalty rates and discount rates. The fair values of the indefinite-lived intangible assets within the North America segment with carrying values of $39.1 million as of the 2023 annual impairment test date exceeded their carrying values in excess of 30%. The fair values of the indefinite-lived intangible assets within the Europe segment with carrying values of $10.0 million and $4.7 million as of the 2023 annual impairment test date exceeded their carrying values in excess of 20% and 10%, respectively. The difference in the value of indefinite-lived intangible assets between the 2023 annual impairment test date and August 31, 2023 was due to foreign currency translation adjustments. Based on the Company’s annual impairment testing of the indefinite-lived intangible assets, we concluded it was more likely than not that their fair values exceeded the respective carrying values.

Based on the results of impairment tests performed in 2023, management does not believe that it is reasonably likely that our reporting units or indefinite-lived intangible assets will fail their respective impairment tests in the near term. See Note 6, Goodwill and Other Intangible Assets, in Part II, Item 8 of this Annual Report for additional information.

Long-Lived Assets

We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets whenever a change in circumstances indicates that the net carrying value may not be recoverable from the entity-specific undiscounted future cash flows expected to result from our use of and eventual disposition of a long-lived asset or asset group. Events or circumstances that could trigger an impairment review of a long-lived asset or asset group include, but are not limited to: (i) a significant decrease in the market price of the asset, (ii) a significant adverse change in the extent or manner that the asset is used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of the asset, (iv) an accumulation of costs significantly in excess of original expectation for the acquisition or construction of the asset, (v) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast of continuing losses associated with the use of the asset and (vi) a more-likely-than-not expectation that the asset will be sold or disposed of significantly before the end of its previously estimated useful life. If an impairment exists, the net carrying values are reduced to fair values. We estimate the fair values of these long-lived assets by performing a discounted future cash flow analysis for the remaining useful life of the asset, or the remaining useful life of the primary asset in the case of an asset group. An individual asset within an asset group is not impaired below its estimated fair value.

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

During 2023, historical and current period operating losses were determined to be triggering events for three long-lived asset groups associated with downstream fabricated rebar operations. We reviewed the undiscounted future cash flows for the long-lived asset groups for recoverability, which indicated that the net carrying values of certain ROU assets included in one long-lived asset group (consisting of $4.0 million of ROU assets and $0.5 million of equipment) were not recoverable. As such, we evaluated the ROU assets within the applicable long-lived asset group for impairment by comparing the estimated fair values of such ROU assets to their net carrying values, which resulted in a non-cash impairment of $3.5 million during the fourth quarter of 2023, included in asset impairments in the consolidated statement of earnings.

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

The Company has three Level 3 commodity derivatives which are bilateral agreements with a counterparty. The fair value estimates of the Level 3 commodity derivatives are based on an internally developed discounted cash flow model primarily utilizing unobservable inputs for which there is little or no market data. The company determined the Level 3 fair value inputs as provided for under ASC 820, consisting of information obtained from relevant published indexes and external sources along with management’s own assumptions. Fluctuations in the information used to forecast future energy rates may cause volatility in the fair value estimate and in the unrealized gains and losses in other comprehensive income. See Note 11, Fair Value, in Part II, Item 8 of this Annual Report for more information on the Level 3 commodity derivatives.

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

Other Accounting Policies and New Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report contains "forward-looking statements" within the meaning of the federal securities laws. The statements in this report that are not historical statements are forward-looking statements and address activities, events or developments that may occur in the future, including (without limitation) such matters as activities related to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, share repurchases, legal proceedings, construction activity, international trade, the impact of the Russian invasion of Ukraine, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the timeline for execution of our growth plan and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Annual Report is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report as well as the following:

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

•increased attention to ESG matters, including any targets or other ESG or environmental justice initiatives;

•operating and startup risks, as well as market risks associated with the commissioning of new projects could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investments;

•impacts from global public health crises on the economy, demand for our products, global supply chain and on our operations;

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

•the impact of goodwill or other indefinite-lived intangible asset impairment charges;

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

•our ability to manage the transition to a new chief executive officer;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approach to Mitigating Market Risk

See Note 10, Derivatives, in Part II, Item 8 of this Annual Report for disclosure regarding our approach to mitigating market risk and for summarized market risk information by year. Also, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report for additional information. We utilized foreign currency exchange forward contracts and commodity futures contracts during 2023 in accordance with our risk management program. None of the instruments were entered into for speculative purposes.

Foreign Currency Exchange Forward Contracts

Our global operations expose us to risks from fluctuations in foreign currency exchange rates. The Polish zloty ("PLN") to the United States dollar ("USD") exchange rate is considered to be a material foreign currency exchange rate risk exposure. We enter into currency exchange forward contracts as economic hedges of trade commitments denominated in currencies other than our reporting currency or the functional currency of our subsidiaries, including commitments denominated in PLN, USD, the euro ("EUR") and the Canadian dollar ("CAD").

The fair value of our foreign currency exchange forward contract commitments as of August 31, 2023 were as follows:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			Total Contract Fair Value (in thousands)
PLN	417,086	EUR	91,162	4.44	—	5.33	$(932)
PLN	7,180	USD	1,660	4.00	—	4.49	(41)
USD	1,164	CAD	1,556	0.74	—	0.76	13
USD	1,913	EUR	1,789	1.06	—	1.09	35
USD	115,636	PLN	488,393	0.24	—	0.24	257
							$(668)
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

The fair value of our commodity futures contract commitments and energy derivatives as of August 31, 2023 were as follows:

Commodity	Exchange	Long/ Short	Total Contract Volumes		Range or Amount of Hedge Rates per unit				Total Contract Fair Value(1) (in thousands)
Aluminum	London Metal Exchange	Long	2,850	MT		$2,176.95	—	$2,284.00	$(23)
Aluminum	London Metal Exchange	Short	1,400	MT		$2,154.00	—	$2,196.25	(33)
Copper	New York Mercantile Exchange	Long	147	MT		$369.40	—	$383.75	19
Copper	New York Mercantile Exchange	Short	8,459	MT		$362.35	—	$412.90	271
Electricity	N/A(2)	Long	3,312,000	MW(h)	PLN	239.29	—	744.64	194,425
Natural Gas	New York Mercantile Exchange	Long	5,270,500	MMBtu		$3.45	—	$5.75	(3,039)
									$191,620
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Metric Million British thermal unit
(1) All commodity futures contract commitments mature within one year, except for the electricity and natural gas contract commitments, which have maturity dates extending to December 31, 2034 and August 31, 2026, respectively.
(2) There is no exchange for the electricity derivatives as they are bilateral agreements with a counterparty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Commercial Metals Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the “Company”) as of August 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2023, of the Company and our report dated October 12, 2023, expressed an unqualified opinion on those financial statements.
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
October 12, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Commercial Metals Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended August 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill — Annual impairment test for two Reporting Units within the North America Segment and one Reporting Unit within the Europe Segment – Refer to Notes 1 and 6 to the Financial Statements

Critical Audit Matter Description
Goodwill is tested for impairment at the reporting unit level annually as of the first day of the Company’s fourth quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. As of the 2023 annual impairment test date, the Company had goodwill of $342.1 million, of which $252.3 million related to two reporting units within the North America segment and $40.0 million related to one reporting unit within the Europe segment. The Company’s goodwill impairment assessment involves comparing the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. The determination of fair value using the income approach is based on the present value of estimated future cash flows, which requires management to make significant estimates and assumptions of revenue growth rates and operating margins, and selection of the discount rate. The determination of the fair value using the market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Based on the results of the Company’s annual impairment testing, no impairment was recognized as the fair value of the Company’s reporting units exceeded their carrying value.
We identified the Company’s goodwill impairment assessment as of the first day of the Company’s fourth quarter for the $292.3 million of goodwill related to two reporting units within the North America segment and one reporting unit within the Europe segment as a critical audit matter because of the significant estimates and assumptions used by management to estimate the fair value of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions of future cash flows based on estimates of revenue growth rates and operating margins and selection of the discount rate for the income approach, and multiples of earnings for the market approach.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the annual goodwill impairment assessment for two reporting units within the North America segment and one reporting unit within the Europe segment included the following, among others:
•We tested the effectiveness of controls over the goodwill impairment assessment, including management’s controls over forecasts of future cash flows based on estimates of revenue growth rates and operating margins and the selection of the discount rate for the income approach, and determination of multiples of earnings for the market approach.
•We evaluated the reasonableness of management’s forecasts of future cash flows based on revenue growth rates and operating margins by comparing the forecasts to (1) historical revenues and operating margins and (2) forecasted information included in industry reports.
•With the assistance of our fair value specialists:
◦We evaluated the reasonableness of the valuation methodologies.
◦We evaluated the reasonableness of the discount rates used in the income approach by developing an independent range of estimated discount rates and comparing that range to the discount rates used in the Company’s valuation.
◦We evaluated the multiples of earnings used in the market approach, including testing the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

Dallas, Texas
October 12, 2023

We have served as the Company's auditor since 1959.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
	Year Ended August 31,
(in thousands, except share and per share data)	2023	2022	2021
Net sales	$8,799,533	$8,913,481	$6,729,760
Costs and operating expenses (income):
Cost of goods sold	6,987,618	7,057,085	5,623,903
Selling, general and administrative expenses	643,535	544,984	505,117
Interest expense	40,127	50,709	51,904
Asset impairments	3,780	4,926	6,784
Loss (gain) on sale of assets	2,327	(275,422)	(8,807)
Loss on debt extinguishment	179	16,052	16,841
Net costs and operating expenses	7,677,566	7,398,334	6,195,742
Earnings before income taxes	1,121,967	1,515,147	534,018
Income taxes	262,207	297,885	121,153
Net earnings	$859,760	$1,217,262	$412,865

Earnings per share:
Basic	$7.34	$10.09	$3.43
Diluted	7.25	9.95	3.38

Average basic shares outstanding	117,077,703	120,648,090	120,338,357
Average diluted shares outstanding	118,606,271	122,372,386	121,983,497
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended August 31,
(in thousands)	2023	2022	2021
Net earnings	$859,760	$1,217,262	$412,865
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	119,852	(140,217)	(17,747)
Derivatives:
Net unrealized holding gain	6,395	138,634	35,492
Reclassification for realized gain	(9,380)	(22,173)	(2,377)
Net unrealized holding gain (reclassification for realized gain) on derivatives	(2,985)	116,461	33,115
Defined benefit pension plans:
Net gain (loss)	(7,985)	(5,898)	3,523
Reclassification for settlement losses and other	1,791	23	53
Defined benefit pension plans gain (loss) after amortization of prior service costs and net actuarial losses	(6,194)	(5,875)	3,576
Total other comprehensive income (loss), net of income taxes	110,673	(29,631)	18,944
Comprehensive income	$970,433	$1,187,631	$431,809
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	August 31,
(in thousands, except share and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$592,332	$672,596
Accounts receivable (less allowance for doubtful accounts of $4,135 and $4,990)	1,240,217	1,358,907
Inventories	1,035,582	1,169,696
Prepaid and other current assets	276,024	240,269
Total current assets	3,144,155	3,441,468
Property, plant and equipment:
Land	160,067	155,237
Buildings and improvements	1,071,102	799,715
Equipment	3,089,007	2,440,910
Construction in process	213,651	489,031
	4,533,827	3,884,893
Less accumulated depreciation and amortization	(2,124,467)	(1,974,022)
Property, plant and equipment, net	2,409,360	1,910,871
Intangible assets, net	259,161	257,409
Goodwill	385,821	249,009
Other noncurrent assets	440,597	378,270
Total assets	$6,639,094	$6,237,027
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$364,390	$428,055
Accrued expenses and other payables	438,811	540,136
Current maturities of long-term debt and short-term borrowings	40,513	388,796
Total current liabilities	843,714	1,356,987
Deferred income taxes	306,801	250,302
Other noncurrent liabilities	253,181	230,060
Long-term debt	1,114,284	1,113,249
Total liabilities	2,517,980	2,950,598
Commitments and contingencies (Note 17)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,515,427 and 117,496,053 shares	1,290	1,290
Additional paid-in capital	394,672	382,767
Accumulated other comprehensive loss	(3,778)	(114,451)
Retained earnings	4,097,262	3,312,438
Less treasury stock, 12,545,237 and 11,564,611 shares at cost	(368,573)	(295,847)
Stockholders' equity	4,120,873	3,286,197
Stockholders' equity attributable to non-controlling interests	241	232
Total stockholders' equity	4,121,114	3,286,429
Total liabilities and stockholders' equity	$6,639,094	$6,237,027
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended August 31,
(in thousands)	2023	2022	2021
Cash flows from (used by) operating activities:
Net earnings	$859,760	$1,217,262	$412,865
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	218,830	175,024	167,613
Stock-based compensation	60,529	46,978	43,677
Deferred income taxes and other long-term taxes	51,919	86,175	(39,873)
Write-down of inventory	11,286	464	384
Asset impairments	3,780	4,926	6,784
Net loss (gain) on sales of assets	2,327	(275,422)	(8,807)
Loss on debt extinguishment	179	16,052	16,841
Other	4,471	2,089	157
Amortization of acquired unfavorable contract backlog	—	—	(6,035)
Settlement of New Markets Tax Credit transaction	(17,659)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	175,102	(257,607)	(228,026)
Inventories	177,024	(255,175)	(316,316)
Accounts payable, accrued expenses and other payables	(174,120)	3,899	194,801
Other operating assets and liabilities	(29,325)	(64,356)	(15,591)
Net cash flows from operating activities	1,344,103	700,309	228,474

Cash flows from (used by) investing activities:
Capital expenditures	(606,665)	(449,988)	(184,165)
Acquisitions, net of cash acquired	(234,717)	(552,449)	(1,888)
Proceeds from government grants related to property, plant and equipment	5,000	—	—
Proceeds from insurance	2,456	3,081	—
Proceeds from the sale of property, plant and equipment and other	1,006	315,148	26,424
Other	(2,307)	(507)	(2,500)
Net cash flows used by investing activities	(835,227)	(684,715)	(162,129)

Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	—	743,391	309,279
Repayments of long-term debt	(389,756)	(328,594)	(368,527)
Debt issuance costs	(1,800)	(3,064)	(2,830)
Debt extinguishment costs	(97)	(13,642)	(13,128)
Proceeds from accounts receivable facilities	330,061	440,236	296,586
Repayments under accounts receivable facilities	(349,015)	(433,936)	(269,858)
Treasury stock acquired	(101,406)	(161,880)	—
Tax withholdings related to share settlements, net of purchase plans	(12,539)	(9,457)	(3,166)
Dividends	(74,936)	(67,749)	(57,766)
Contribution from non-controlling interest	9	—	20
Net cash flows from (used by) financing activities	(599,479)	165,305	(109,390)
Effect of exchange rate changes on cash	7,077	(2,785)	(790)
Increase (decrease) in cash and cash equivalents	(83,526)	178,114	(43,835)
Cash, restricted cash and cash equivalents at beginning of period	679,243	501,129	544,964
Cash, restricted cash and cash equivalents at end of period	$595,717	$679,243	$501,129
See notes to consolidated financial statements.

	Year Ended August 31,
(in thousands)	2023	2022	2021
Supplemental information:
Cash paid for income taxes	$199,883	$229,316	$140,950
Cash paid for interest	64,431	47,329	58,325

Noncash activities:
Liabilities related to additions of property, plant and equipment	$31,379	$55,648	$39,899

Cash and cash equivalents	$592,332	$672,596	$497,745
Restricted cash	3,385	6,647	3,384
Total cash, restricted cash and cash equivalents	$595,717	$679,243	$501,129

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-Controlling Interests	Total
Balance, September 1, 2020	129,060,664	$1,290	$358,912	($103,764)	$1,807,826	(9,839,759)	($175,063)	$212	$1,889,413
Net earnings					412,865				412,865
Other comprehensive income				18,944					18,944
Dividends ($0.48 per share)					(57,766)				(57,766)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(25,647)			1,365,684	22,481		(3,166)
Stock-based compensation			29,380						29,380
Contribution of non-controlling interest								20	20
Reclassification of share-based liability awards			5,419						5,419
Balance at August 31, 2021	129,060,664	$1,290	$368,064	($84,820)	$2,162,925	(8,474,075)	($152,582)	$232	$2,295,109
Net earnings					1,217,262				1,217,262
Other comprehensive loss				(29,631)					(29,631)
Dividends ($0.56 per share)					(67,749)				(67,749)
Treasury stock acquired						(4,496,628)	(161,880)		(161,880)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(28,072)			1,406,092	18,615		(9,457)
Stock-based compensation			33,684						33,684
Reclassification of share-based liability awards			9,091						9,091
Balance at August 31, 2022	129,060,664	$1,290	$382,767	($114,451)	$3,312,438	(11,564,611)	($295,847)	$232	$3,286,429
Net earnings					859,760				859,760
Other comprehensive income				110,673					110,673
Dividends ($0.64 per share)					(74,936)				(74,936)
Treasury stock acquired						(2,309,452)	(101,406)		(101,406)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(41,219)			1,328,826	28,680		(12,539)
Stock-based compensation			43,434						43,434
Contribution of non-controlling interest								9	9
Reclassification of share-based liability awards			9,690						9,690
Balance at August 31, 2023	129,060,664	$1,290	$394,672	($3,778)	$4,097,262	(12,545,237)	($368,573)	$241	$4,121,114
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CMC is an innovative solutions provider helping build a stronger, safer and more sustainable world. Through an extensive manufacturing network principally located in the United States ("U.S.") and Central Europe, we offer products and technologies to meet the critical reinforcement needs of the global construction sector. CMC’s solutions support construction across a wide variety of applications, including infrastructure, non-residential, residential, industrial and energy generation and transmission. The Company has two reportable segments: North America and Europe.

North America

The North America segment provides a diverse offering of products and solutions to support the construction industry. The North America segment is primarily composed of a vertically integrated network of recycling facilities, steel mills and fabrication operations located in the U.S., as well as facilities that provide construction-related solutions to serve markets that are complementary to our vertically integrated operations. The recycling facilities process ferrous and nonferrous scrap metals (collectively known as "raw materials") for use by manufacturers of new metal products. The steel mills manufacture finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural and other special sections as well as semi-finished billets for rerolling and forging applications (collectively known as "steel products"). The fabrication operations primarily manufacture fabricated rebar and steel fence posts (collectively known as "downstream products"). The general strategy in North America is to optimize the Company's vertically integrated value chain to maximize profitability by obtaining the lowest possible input costs and highest possible selling prices. The Company operates the recycling facilities to provide low-cost scrap to the steel mills and the fabrication operations to optimize the steel mill volumes. The North America segment's products are sold primarily to steel mills and foundries, construction, fabrication and other manufacturing industries.

Europe

The Europe segment is primarily composed of a vertically integrated network of recycling facilities, an electric arc furnace ("EAF") mini mill and fabrication operations located in Poland. The steel products manufactured by this segment include rebar, merchant bar and wire rod as well as semi-finished billets. In addition, the downstream products manufactured by this segment's fabrication operations include fabricated rebar, fabricated mesh, assembled rebar cages and other fabricated rebar by-products. In addition, the Europe segment also has facilities that provide construction-related solutions, such as Tensar products, to serve complementary markets to our vertically integrated operations. The Europe segment's products are sold primarily to fabricators, manufacturers, distributors and construction companies.

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
The Company maintains an allowance for doubtful accounts for the accounts receivable we estimate will not be collected based on market conditions, customers' financial condition and other factors. Historically, these allowances have not been material. The Company reviews and sets credit limits for each customer. The Europe segment uses credit insurance to ensure payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 14% and 16% of total receivables at August 31, 2023 and 2022, respectively, were financially assured.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the weighted average cost method. Adjustments to inventory may be due to changes in price levels, assumptions about market conditions, obsolescence, damage, physical deterioration and other causes. Adjustments required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of goods sold within the consolidated statements of earnings.

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

During 2023, historical and current period operating losses were determined to be triggering events for three long-lived asset groups associated with downstream fabricated rebar operations. The Company reviewed the undiscounted future cash flows for the long-lived asset groups for recoverability, which indicated that the net carrying values of certain right-of-use ("ROU") assets included in one long-lived asset group were not recoverable. Therefore, such ROU assets were evaluated for impairment by comparing the estimated fair values of the ROU assets to their net carrying values, which resulted in a non-cash impairment of $3.5 million during the fourth quarter of 2023, included in asset impairments in the consolidated statement of earnings.

Leases

The Company's leases are primarily for real property and equipment. The Company determines if an arrangement is a lease at inception of a contract if the terms state the Company has the right to direct the use of, and obtain substantially all the economic benefits from, a specific asset identified in the contract. The ROU assets represent the Company's right to use the underlying assets for the lease term, and the lease liabilities represent the obligation to make lease payments arising from the leases. The Company's ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments to be made over the lease term. Certain of the Company's lease agreements contain options to extend the lease. The Company evaluates these options on a lease-by-lease basis, and if the Company determines it is reasonably certain to be exercised, the lease term includes the extension. The Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments, and lease expense is recognized on a straight-line basis over the lease term. The incremental borrowing rate is the rate of interest the Company could borrow on a collateralized basis over a similar term with similar payments. The Company does not include leases with an initial term of twelve months or less in the ROU asset or lease liability balances.

Certain of the Company's lease agreements include payments for certain variable costs not determinable upon lease commencement, including mileage, utilities, fuel and inflation adjustments. These variable lease payments are recognized in cost of goods sold and selling, general and administrative ("SG&A") expenses, but are not included in the ROU asset or lease liability balances. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants.

Government Assistance

Government assistance, including non-monetary grants, herein collectively referred to as grants, are not recognized until there is reasonable assurance that the Company will comply with the conditions of the grant and the Company will receive the grant. Generally, government grants fall into two categories: grants related to assets and grants related to income.

Grants related to assets are government grants for the purchase, construction or other acquisition of long-lived assets. The Company accounts for grants related to assets by deducting the grant in arriving at the carrying amount of the asset on the consolidated balance sheets. Non-monetary grants are recognized at fair value. The Company recognizes the grant in profit or loss over the life of the depreciable asset as a reduction to depreciation expense. Grants related to non-depreciable assets may require the fulfillment of certain obligations and, in such cases, would be recognized in profit or loss over the periods that bear the cost of meeting the obligations. As an example, a grant of land that is conditional upon constructing a building on the site is recognized as a reduction to depreciation expense over the life of the building.

Grants related to income are any grants that are not considered grants related to assets, such as grants to compensate for certain expenses. Grants related to income are recognized in profit or loss on a systematic basis upon meeting the recognition criteria specified in the grants and during the periods when the expenses the grants intend to compensate for are incurred.

During 2023 and 2022, the Company was awarded $9.5 million and $15.5 million, respectively, in government grants related to income as part of the compensation scheme for energy-intensive sectors and sub-sectors established by the Energy Regulatory Office in Poland (the "Poland Compensation Scheme Act" or "PCSA"). The purpose of the PCSA in each year was to provide aid to energy-intensive companies to offset indirect costs of rising carbon emission rights included in energy costs. The amount of government assistance awarded by the PCSA in each year was dependent upon the Company meeting certain electricity consumption thresholds and the number of other applicants. The government assistance recognized in 2023 and 2022 under the PCSA is not subject to recapture. The PCSA grants are recognized in the Europe segment and were recorded as a reduction to cost of goods sold in the Company's consolidated statements of earnings.

During 2023, the Company was awarded $4.3 million in government grants related to income as part of the 2022 Polish state aid program for rising electricity and natural gas prices (the "2022 Energy Aid Program"). The 2022 Energy Aid Program was established by the Polish Ministry of Development and Technology to mitigate the effects of sudden increases in electricity and natural gas prices in Poland for companies who met required energy intensity and sectorial conditions and experienced certain financial metrics in calendar year 2022 compared to the prior year. The full amount of the Company's 2022 Energy Aid Program grant was received in 2023 and is not subject to recapture. The 2022 Energy Aid Program grant was recognized in the Europe segment and recorded as a reduction to cost of goods sold in the Company's consolidated statement of earnings.

During 2023, the Company entered into an agreement with the West Virginia Economic Development Authority (the "WVEDA") to permanently finance a portion of the costs to construct the Company's fourth micro mill, which is under development in Berkeley County, West Virginia. Under this agreement, the Company can receive up to $75.0 million in the aggregate of disbursements in the form of a forgivable loan for eligible costs incurred from June 21, 2023 through June 20, 2027 (the "Completion Date"). Eligible costs include the acquisition of land and buildings, the acquisition and installation of machinery and equipment and necessary construction costs. The Company anticipates receiving disbursements over this period upon achieving certain capital investment and employment thresholds. Amounts received under the agreement are subject to recapture in the event that the Company fails to achieve certain minimum investment and employment thresholds prior to the Completion Date. The Company has determined that amounts received under the agreement are grants related to assets. During 2023, the Company received $5.0 million in cumulative benefits from the WVEDA as a result of meeting certain investment thresholds; amounts received were recognized in the North America segment and reduced construction in process in the Company's consolidated balance sheet as of August 31, 2023.

Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of the first day of the Company's fourth quarter, or more frequently if events or circumstances indicate that impairment may be possible. To evaluate goodwill and other indefinite-lived intangible assets for impairment, the Company may use qualitative assessments to determine whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an indefinite-lived intangible asset is less than its carrying amount. The qualitative assessments consider multiple factors, including the current operating environment, historical and future financial performance and industry and market conditions. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may elect to bypass the qualitative assessment and instead perform a quantitative impairment test to calculate the fair value of the reporting unit in comparison to its associated carrying value.

The Company's reporting units represent an operating segment or one level below an operating segment. When performing a quantitative impairment test, the Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Under the income approach, the Company determines the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into account industry and market conditions. The discount rate is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the reporting unit. The market approach estimates fair value based on market multiples of earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is indicated in the amount that the carrying value exceeds the fair value of the reporting unit, not to exceed the goodwill value for the reporting unit.

When estimating the fair value of indefinite-lived intangible assets using a quantitative approach, the Company uses an income approach to calculate the fair value of the indefinite-lived intangible assets using a relief from royalty method. Significant inputs to measure the fair value of the indefinite-lived intangible assets include projected revenue growth rates, royalty rates and discount rates.

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

Foreign Currencies

The functional currency of the Company's foreign operations is the local currency of each respective country. Translation adjustments are reported as a component of accumulated other comprehensive income or loss. Transactions denominated in currencies other than the functional currency yielded a loss of $12.1 million in 2023, a gain of $9.6 million in 2022 and an immaterial gain in 2021.

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

Recently Issued and Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance. ASU 2021-10 aims to increase the transparency of government assistance through the disclosure of the types of assistance, an entity's accounting for the assistance and the effect of the assistance on an entity's financial statements. The Company adopted this standard on a prospective basis for the annual period beginning September 1, 2022.

NOTE 2. CHANGES IN BUSINESS

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

On July 12, 2023, the Company completed the acquisition of EDSCO Fasteners, LLC ("EDSCO"), a leading provider of anchoring solutions for the electrical transmission market, with four manufacturing facilities located in North Carolina, Tennessee, Texas and Utah.

The acquisitions of ASR, Kodiak, Roane, Tendon, BOSTD and EDSCO (collectively, the "2023 Acquisitions") are not material individually, or in the aggregate, to the Company's financial position as of August 31, 2023 or results of operations for the year ended August 31, 2023, and therefore, pro forma operating results and other disclosures for the 2023 Acquisitions are not presented. Operating results for the 2023 Acquisitions are presented within the Company's North America reportable segment.

Tensar Acquisition

On April 25, 2022 (the "Tensar Acquisition Date"), the Company completed the acquisition of TAC Acquisition Corp. ("Tensar"). The total cash purchase price, net of $19.6 million cash acquired, was approximately $550 million, and was funded through domestic cash on-hand.

The results of operations from Tensar were reflected in the Company’s consolidated financial statements from the Tensar Acquisition Date. Tensar's net sales and earnings before income taxes included in the Company's consolidated statement of earnings and consolidated statement of comprehensive income in 2022 were $102.1 million and $3.2 million, respectively.

The table below presents the fair values that were allocated to Tensar's assets and liabilities as of the Tensar Acquisition Date:

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

The pro forma results presented above include, but are not limited to, adjustments to remove the impact of $8.7 million of acquisition and integration expenses from 2022 and reapportion $1.0 million of those costs incurred following the Tensar Acquisition Date to 2021, as well as reallocate $8.7 million of increased cost of goods sold in 2022 to 2021 as a result of the revaluation of inventory. The pro forma results also reflect increased amortization expense from acquired intangible assets of $8.1 million in 2022 and $12.4 million in 2021.

Facility Disposition

On September 29, 2021, the Company entered into a definitive agreement to sell the assets associated with its Rancho Cucamonga melting operations and an adjacent rebar fabrication facility ("the Rancho Cucamonga facilities"). On December 28, 2021, the sale of the Rancho Cucamonga facilities was completed for gross proceeds of $313.0 million, of which $22.0 million was used to purchase like-kind assets in 2022 per the terms of the sale agreement. Due to these closures, the Company recorded $13.8 million of expenses in 2021 related to asset impairments, severance, environmental obligations and vendor agreement terminations. The closures did not meet the criteria for discontinued operations.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") was comprised of the following:

(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, September 1, 2020	$(87,933)	$(11,334)	$(4,497)	$(103,764)
Other comprehensive income (loss) before reclassifications(1)	(17,747)	35,492	3,576	21,321
Reclassification for gain(2)	—	(2,377)	—	(2,377)
Net other comprehensive income (loss)	(17,747)	33,115	3,576	18,944
Balance at August 31, 2021	(105,680)	21,781	(921)	(84,820)
Other comprehensive income (loss) before reclassifications(1)	(140,217)	138,634	(5,875)	(7,458)
Reclassification for gain(2)	—	(22,173)	—	(22,173)
Net other comprehensive income (loss)	(140,217)	116,461	(5,875)	(29,631)
Balance at August 31, 2022	(245,897)	138,242	(6,796)	(114,451)
Other comprehensive income (loss) before reclassifications(1)	119,852	6,395	(7,985)	118,262
Reclassification for (gain) loss(2)	—	(9,380)	1,791	(7,589)
Net other comprehensive income (loss)	119,852	(2,985)	(6,194)	110,673
Balance at August 31, 2023	$(126,045)	$135,257	$(12,990)	$(3,778)
__________________________________
(1) Other comprehensive income before reclassifications from derivatives is presented net of income tax expense of $1.1 million, $33.0 million and $6.7 million for 2023, 2022 and 2021, respectively. Other comprehensive income (loss) before reclassifications from defined benefit pension plans is presented net of income tax expense (benefit) of $(3.9 million), $(2.6 million) and $0.9 million for 2023, 2022 and 2021, respectively.
(2) Reclassifications for gains from derivatives included in net earnings are primarily recorded in cost of goods sold in the consolidated statements of earnings and are presented net of income tax expense of $2.2 million, $5.3 million and $0.4 million, for 2023, 2022 and 2021, respectively. Reclassifications for losses from defined benefit pension plans included in net earnings are recorded in SG&A expenses in the consolidated statement of earnings and are presented net of immaterial income tax benefits for all periods presented.

NOTE 4. REVENUE RECOGNITION

Revenue from Contracts with Customers
Revenue related to raw materials, steel products and construction-related solutions in the North America and Europe segments and downstream products in the Europe segment is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. Revenue related to steel fence posts and other downstream products in the North America segment not discussed below is recognized equal to billing under an available practical expedient. See Note 19, Operating Segments, for further information about disaggregated revenue by our major product lines.

Each fabricated rebar contract sold by the North America segment represents a single performance obligation. Revenue from contracts where the Company provides fabricated rebar and installation services is recognized over time using an input measure, and these contracts represented 7%, 8% and 10% of net sales in the North America segment in 2023, 2022 and 2021, respectively. Revenue from fabricated rebar contracts where the Company does not provide installation services is recognized over time using an output measure, and these contracts represented 11% of net sales in the North America segment in 2023, and 9% in 2022 and 2021.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	August 31, 2023	August 31, 2022
Contract assets (included in accounts receivable)	$67,641	$73,037
Contract liabilities (included in accrued expenses and other payables)	28,377	27,567

The entire contract liability as of August 31, 2022 was recognized in 2023.

Remaining Performance Obligations
As of August 31, 2023, revenue totaling $920.9 million has been allocated to remaining performance obligations in the North America segment related to contracts where revenue is recognized using an input or output measure. Of this amount, the Company estimates that approximately 80% of the remaining performance obligations will be recognized during 2024 and the remainder will be recognized during 2025. The duration of all other contracts in the North America and Europe segments are typically less than one year.

NOTE 5. INVENTORIES

The majority of the Company's inventories are in the form of semi-finished and finished steel products. Under the Company’s vertically integrated business model, steel products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined as finished goods.

The components of inventories were as follows:

(in thousands)	August 31, 2023	August 31, 2022
Raw materials	$261,619	$271,756
Work in process	6,844	9,446
Finished goods	767,119	888,494
Total	$1,035,582	$1,169,696

Inventory write-downs were $11.3 million for 2023, and were primarily recorded in the Europe segment. Inventory write-downs were immaterial for 2022 and 2021.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reportable segment is detailed in the following table:

(in thousands)	North America	Europe	Consolidated
Goodwill, gross:
Balance, September 1, 2021	$71,941	$4,390	$76,331
Acquisitions	144,118	42,687	186,805
Foreign currency translation	—	(3,962)	(3,962)
Balance at August 31, 2022	216,059	43,115	259,174
Acquisitions	135,382	—	135,382
Foreign currency translation	—	1,446	1,446
Balance at August 31, 2023	351,441	44,561	396,002

Accumulated impairment:
Balance, September 1, 2021	(10,036)	(158)	(10,194)
Foreign currency translation	—	29	29
Balance at August 31, 2022	(10,036)	(129)	(10,165)
Foreign currency translation	—	(16)	(16)
Balance at August 31, 2023	(10,036)	(145)	(10,181)

Goodwill, net:
Balance, September 1, 2021	61,905	4,232	66,137
Acquisitions	144,118	42,687	186,805
Foreign currency translation	—	(3,933)	(3,933)
Balance at August 31, 2022	206,023	42,986	249,009
Acquisitions	135,382	—	135,382
Foreign currency translation	—	1,430	1,430
Balance at August 31, 2023	$341,405	$44,416	$385,821

The change in goodwill within the North America segment from August 31, 2022 to August 31, 2023 was due to the 2023 Acquisitions. See Note 2, Changes in Business, for information on the 2023 Acquisitions.

During 2023, 2022 and 2021, the annual goodwill impairment analyses, which are performed as of the first day of the Company's fourth quarter (the "annual impairment test date"), did not result in any impairment charges. For the year ended August 31, 2023, the Company performed qualitative tests for three reporting units consisting of $49.8 million of goodwill as of the 2023 annual impairment test date and quantitative tests for three reporting units consisting of $292.3 million of goodwill as of the 2023 annual impairment test date. The difference in the balance of goodwill between the 2023 annual impairment test date and August 31, 2023 was due to the acquisition of EDSCO and foreign currency translation adjustments. The results of the qualitative and quantitative tests indicated it was more likely than not that the fair value of all reporting units with goodwill exceeded their carrying values.

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	August 31, 2023	August 31, 2022
Trade names	$54,056	$53,633
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$57,206	$56,783

During 2023 and 2022, the Company did not record any indefinite-lived intangible asset impairment charges. As of the 2023 annual impairment test date, the Company had $57.1 million of indefinite-lived intangible assets, of which $53.8 million were tested for impairment using a quantitative approach. Based on the quantitative tests performed, the Company concluded it to be more likely than not that the estimated fair values of the indefinite-lived intangible assets were greater than their respective carrying values. The change in the balance of intangible assets with indefinite lives from August 31, 2022 to August 31, 2023 and from the 2023 annual impairment test date to August 31, 2023 was due to foreign currency translation adjustments.

Other intangible assets subject to amortization are detailed in the following table:

	August 31, 2023			August 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	$150,445	$25,228	$125,217	$147,040	$6,485	$140,555
Customer relationships	74,582	7,606	66,976	53,115	2,116	50,999
Patents	7,203	5,570	1,633	7,203	4,596	2,607
Perpetual lease rights	5,984	910	5,074	3,584	744	2,840
Trade names	3,287	1,129	2,158	3,212	764	2,448
Non-compete agreements	2,300	1,502	798	3,050	1,135	1,915
Other	224	125	99	101	99	2
Total	$244,025	$42,070	$201,955	$217,305	$15,939	$201,366

The acquired assets from the Tendon and EDSCO acquisitions included intangible assets for customer relationships with fair values of $8.9 million and $12.0 million, respectively. The fair value of the intangible assets for customer relationships were each calculated using an income approach, under the with-and-without method, which considers opportunity costs associated with lost profits in the absence of the existing customer bases. The intangible assets for customer relationships were assigned useful lives of five years. See Note 2, Changes in Business, for additional information on the Tendon and EDSCO acquisitions.

The foreign currency translation adjustments related to the intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets was $25.9 million and $10.0 million in 2023 and 2022, respectively, of which $18.7 million and $6.4 million, respectively, was recorded in cost of goods sold and $7.2 million and $3.6 million, respectively, was recorded in SG&A expenses in the consolidated statements of earnings. Amortization expense for intangible assets was $2.1 million in 2021, all of which was recorded in SG&A expenses in the consolidated statement of earnings. Estimated amortization expense for the next five years is as follows:

Year Ended August 31,	(in thousands)
2024	$28,195
2025	26,464
2026	25,250
2027	25,142
2028	23,484

NOTE 7. LEASES

The following table presents the components of the total leased assets and lease liabilities and their classification in the Company's consolidated balance sheets:

(in thousands)	Classification in Consolidated Balance Sheets	August 31, 2023	August 31, 2022
Assets:
Operating assets	Other noncurrent assets	$160,767	$138,937
Finance assets	Property, plant and equipment, net	104,537	63,702
Total leased assets		$265,304	$202,639

Liabilities:
Operating lease liabilities:
Current	Accrued expenses and other payables	$34,445	$31,792
Long-term	Other noncurrent liabilities	129,800	111,150
Total operating lease liabilities		164,245	142,942
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	28,037	19,340
Long-term	Long-term debt	67,433	39,196
Total finance lease liabilities		95,470	58,536
Total lease liabilities		$259,715	$201,478

The components of lease cost were as follows:

	Year Ended August 31,
(in thousands)	2023	2022	2021
Operating lease expense	$40,093	$35,111	$32,752
Finance lease expense:
Amortization of assets	16,574	13,302	13,050
Interest on lease liabilities	3,642	2,105	2,213
Total finance lease expense	20,216	15,407	15,263
Variable and short-term lease expense	20,810	20,856	20,096
Total lease expense	$81,119	$71,374	$68,111

The weighted average remaining lease terms and discount rates for operating and finance leases are presented in the following table:

	August 31, 2023	August 31, 2022
Weighted average remaining lease term (years):
Operating leases	5.6	5.3
Finance leases	4.1	3.4

Weighted average discount rate:
Operating leases	4.730%	4.076%
Finance leases	4.926%	4.125%

Cash flow and other information related to leases is included in the following table:

	Year Ended August 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$40,645	$35,697	$31,686
Operating cash outflows from finance leases	3,642	2,093	2,228
Financing cash outflows from finance leases	22,837	17,821	16,016

ROU assets obtained in exchange for lease obligations:
Operating leases	$55,588	$59,035	$25,888
Finance leases	59,499	24,333	18,006

Future maturities of lease liabilities at August 31, 2023 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
2024	$41,430	$32,051
2025	36,446	25,859
2026	31,278	19,394
2027	24,579	16,086
2028	16,449	9,104
Thereafter	41,843	3,239
Total lease payments	192,025	105,733
Less imputed interest	(27,780)	(10,263)
Present value of lease liabilities	$164,245	$95,470

As of August 31, 2023, the Company has additional leases that have not yet commenced, primarily for vehicles, with aggregate fixed payments over their terms of approximately $10.6 million, with $7.9 million to commence in 2024 and $2.7 million to commence in 2025. These leases have noncancellable terms of 4 to 6 years.

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt was as follows:

	Weighted Average Interest Rate as of August 31, 2023	Year Ended August 31,
(in thousands)		2023	2022
2023 Notes	4.875%	$—	$330,000
2030 Notes	4.125%	300,000	300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Poland Term Loan	—	—	32,439
Short-term borrowings	(1)	8,419	26,390
Other	4.547%	16,042	21,278
Finance leases	4.926%	95,470	58,536
Total debt		1,164,991	1,513,703
Less unamortized debt issuance costs		(14,840)	(16,496)
Plus unamortized bond premium		4,646	4,838
Total amounts outstanding		1,154,797	1,502,045
Less current maturities of long-term debt and short-term borrowings		(40,513)	(388,796)
Long-term debt		$1,114,284	$1,113,249
__________________________________
(1) The weighted average interest rate of short-term borrowings was 7.800% and 7.260% as of August 31, 2023 and 2022, respectively.

Senior Notes

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

Series 2022 Bonds

In February 2022, the Company announced the issuance of $145.1 million in original aggregate principal amount of tax-exempt bonds (the "Series 2022 Bonds") by the Industrial Development Authority of the County of Maricopa (the "MCIDA"). The Series 2022 Bonds were priced to yield 3.5% and provided gross proceeds of $150.0 million. The proceeds were loaned to the Company pursuant to a loan agreement between the Company and the MCIDA. During 2022, the full amount of the proceeds was used to fund a portion of the acquisition, construction and equipping of the Company’s third micro mill.

Issuance costs associated with the Series 2022 Bonds were $3.1 million. The Series 2022 Bonds accrue interest at 4.0%, payable semiannually on April 15 and October 15, and have a maturity date in October 2047.

Credit Facilities

In October 2022, the Company entered into a Sixth Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with a revolving credit facility (the "Revolver") of $600.0 million and a maturity date in October 2027, replacing the Fifth Amended and Restated Credit Agreement with a revolving credit facility of $400.0 million and a maturity date in March 2026. The maximum availability under the Revolver can be increased to $850.0 million with bank approval. The Credit Agreement also provides for a delayed draw senior secured term loan facility with a maximum principal amount of $200.0 million (the “Term Loan”). The Term Loan is coterminous with the Revolver. As of August 31, 2023, the Company had no amounts drawn under the Term Loan. The Company's obligations under the Credit Agreement are collateralized by its North America inventory. The Credit Agreement's capacity includes a $50.0 million sub-limit for the issuance of stand-by letters of credit. The Company had no amounts drawn under the Revolver or the previous revolving credit facility at August 31, 2023 or 2022. The availability under the Revolver and the previous revolving credit facility, as applicable, was reduced by outstanding stand-by letters of credit of $0.9 million and $1.4 million at August 31, 2023 and 2022, respectively.

Under the Credit Agreement, the Company is required to comply with certain covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the Secured Overnight Financing Rate ("SOFR"). At August 31, 2023, the Company was in compliance with all financial covenants contained in its credit arrangements. At August 31, 2023, the Company's interest coverage ratio was 34.79 to 1.00 and the Company's debt to capitalization ratio was 0.22 to 1.00.

In November 2022, the Company repaid the outstanding principal on its term loan facility (the "Poland Term Loan") through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At August 31, 2023, there was no amount outstanding or available, compared to PLN 152.4 million, or $32.4 million, outstanding and available under the facility as of August 31, 2022.

The Company also has credit facilities in Poland, through its subsidiary, CMCP, available to support working capital, short-term cash needs, letters of credit, financial assurance and other trade finance-related matters. In 2023, the Company amended certain terms of its credit facilities in Poland through CMCP, increasing the total credit facilities from PLN 300.0 million, or $63.9 million, at August 31, 2022, to PLN 600.0 million, or $145.4 million, at August 31, 2023. The facilities have an expiration date in April 2026. CMCP had no borrowings or repayments under its credit facilities in 2023 and 2022, and at August 31, 2023 and 2022, no amounts were outstanding under these facilities. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $16.3 million and $1.0 million at August 31, 2023 and 2022, respectively.

The scheduled maturities of the Company's long-term debt, excluding obligations related to finance leases, are included in the table below. See Note 7, Leases, for scheduled maturities of finance leases.

Year Ended August 31,	(in thousands)
2024	$4,057
2025	1,877
2026	1,789
2027	1,782
2028	1,795
Thereafter	1,049,802
Total long-term debt, excluding finance leases	1,061,102
Less unamortized debt issuance costs	(14,840)
Plus unamortized bond premium	4,646
Total long-term debt outstanding, excluding finance leases	$1,050,908

The Company capitalized $21.5 million, $11.9 million and $2.8 million of interest in the cost of property, plant and equipment during 2023, 2022 and 2021, respectively.

Accounts Receivable Facilities

The Company's subsidiary in Poland, CMCP, transfers trade accounts receivable to financial institutions without recourse (the "Poland Facility"). The Poland Facility has a facility limit of PLN 288.0 million, or $69.8 million and $61.3 million as of August 31, 2023 and August 31, 2022, respectively. Advances taken under the Poland Facility incur interest based on the Warsaw Interbank Offered Rate ("WIBOR") plus a margin. The transfer of receivables under the Poland Facility does not qualify to be accounted for as sales. Therefore, any advances outstanding under this program are recorded as debt on the Company's consolidated balance sheets. The Company had PLN 34.7 million, or $8.4 million, advance payments outstanding under the Poland Facility at August 31, 2023 compared to PLN 124.0 million, or $26.4 million, at August 31, 2022.

In addition to the Poland Facility, the Company also had a $150.0 million U.S. trade accounts receivable facility under which CMC contributed, and certain of its subsidiaries transferred without recourse, certain eligible trade accounts receivable to CMC Receivables, Inc. ("CMCRV"), a wholly-owned subsidiary of CMC. The Company had no advance payments outstanding under this facility at August 31, 2022. In November 2022, the Company terminated its U.S. trade accounts receivable facility.

NOTE 9. NEW MARKETS TAX CREDIT TRANSACTIONS

During 2016 and 2017, the Company entered into three New Markets Tax Credit ("NMTC") transactions with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"). The NMTC transactions relate to the construction and equipping of the micro mill in Durant, Oklahoma, as well as a rebar spooler and automated T-post shop located on the same site.

The transactions qualified through the New Markets Tax Credit program provided for in the Community Renewal Tax Relief Act of 2000 (the "NMTC Program"), as the micro mill, spooler and T-post shop are located in an eligible zone designated by the Internal Revenue Service ("IRS") and are considered eligible business activities for the NMTC Program. Under the NMTC Program, an investor that makes a capital investment, which, in turn, together with leverage loan sources, is used to make a Qualifying Equity Investment ("QEI") in an entity that (i) qualifies as a Community Development Entity ("CDE"), (ii) has applied for and been granted an allocation of a portion of the total federal funds available to fund the credits (an "NMTC Allocation") and (iii) uses a minimum specified portion of the QEI to make a Qualified Low Income Community Investment up to the maximum amount of the CDE’s NMTC Allocation will be entitled to claim, over a period of seven years, federal nonrefundable tax credits in an amount equal to 39% of the QEI amount. NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.

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
As of August 31, 2022, $17.7 million and $9.5 million of USBCDC’s contributions, which represented deferred revenue to the Company, were included in accrued expenses and other payables and other noncurrent liabilities in the consolidated balance sheet, respectively. During December 2022, the Exercise Period on the first NMTC transaction, the USBCDC Investment Fund 156, ended, and therefore, the corresponding $17.7 million USBCDC capital contribution was recognized in net sales during the year ended August 31, 2023. The Exercise Period on the Twain Investment Fund 249 will end on July 26, 2024, and therefore, the corresponding $6.7 million USBCDC capital contribution was reclassified to accrued expenses and other payables in the Company's consolidated balance sheet as of August 31, 2023. The $2.8 million of USBCDC capital contribution for Twain Investment Fund 219 remained in other noncurrent liabilities in the consolidated balance sheet as of August 31, 2023.

Additionally, the $2.2 million of capital contributions to Twain Investment Fund 222 resulted in a $2.1 million QEI, which was classified as long-term debt in the Company's consolidated balance sheet as of August 31, 2022, and will mature in March 2024. The obligation represents the Company's maximum exposure to loss and was reclassified to current maturities of long-term debt and short-term borrowings as of August 31, 2023.

The Company believes USBCDC will exercise the put options following the end of the respective remaining Exercise Periods. The value attributed to the put/call is immaterial. The Company is required to follow various regulations and contractual provisions that apply to the NMTC transactions. Non-compliance with applicable requirements could result in unrealized projected tax benefits and, therefore, could require the Company to indemnify USBCDC for any loss or recapture of NMTCs related to the financing until the Company's obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with these transactions. The Company has determined that the Funds are VIEs, of which the Company is the primary beneficiary and has consolidated them in accordance with ASC Topic 810, Consolidation.

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

The Company considers the total notional value of its futures and forward contracts as the best measure of the volume of derivative transactions. At August 31, 2023 and 2022, the notional values of the Company's commodity contract commitments were $456.4 million and $205.1 million, respectively. The increase in the notional value of the Company’s commodity contract commitments from August 31, 2022 to August 31, 2023 was due to the Company entering into additional Level 3 commodity derivative contracts as described in Note 11, Fair Value. At August 31, 2023 and 2022, the notional values of the Company's foreign currency contract commitments were $221.4 million and $253.5 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of August 31, 2023:

Commodity	Position	Total
Aluminum	Long	2,850	MT
Aluminum	Short	1,400	MT
Copper	Long	147	MT
Copper	Short	8,459	MT
Electricity	Long	3,312,000	MW(h)
Natural Gas	Long	5,270,500	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Metric Million British thermal unit

The following table summarizes the location and fair value amounts of the Company's derivative instruments reported in the consolidated balance sheets:

(in thousands)	Primary Location	August 31, 2023	August 31, 2022
Derivative assets:
Commodity	Prepaid and other current assets	$11,427	$26,180
Commodity	Other noncurrent assets	184,261	134,667
Foreign exchange	Prepaid and other current assets	1,898	1,296
Derivative liabilities:
Commodity	Accrued expenses and other payables	$2,983	$1,110
Commodity	Other noncurrent liabilities	1,085	150
Foreign exchange	Accrued expenses and other payables	2,566	3,126

The following table summarizes activities related to the Company's derivatives not designated as cash flow hedging instruments recognized in the consolidated statements of earnings. All other activity related to the Company's derivatives not designated as cash flow hedging instruments was immaterial for the periods presented.

		Year Ended August 31,
Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)	Primary Location	2023	2022	2021
Commodity	Cost of goods sold	$(3,028)	$15,862	$(18,035)
Foreign exchange	SG&A expenses	12,265	(6,547)	(3,674)

The following table summarizes activities related to the Company's derivatives designated as cash flow hedging instruments recognized in the consolidated statements of comprehensive income and consolidated statements of earnings, respectively. Amounts presented do not include the effects of foreign currency translation adjustments.

	Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Other Comprehensive Income, Net of Income Taxes (in thousands)				Amount of Gain Reclassified from AOCI into Earnings on Derivatives (in thousands)
	Year Ended August 31,				Year Ended August 31,
	2023	2022	2021	Primary Location	2023	2022	2021
Commodity	$6,367	$138,534	$35,392	Cost of goods sold	$11,325	$27,267	$2,378
Foreign exchange	28	100	100	SG&A expenses	244	244	555

The Company's natural gas derivatives accounted for as cash flow hedging instruments have maturities extending to August 2026. The Company's electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to December 2034. Included in the AOCI balance as of August 31, 2023 was an estimated net gain of $8.2 million from cash flow hedging instruments that is expected to be reclassified into earnings within the next twelve months following August 31, 2023. See Note 11, Fair Value, for the fair value of the Company's derivative instruments recorded in the consolidated balance sheets.

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

The following tables summarize information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of August 31, 2023:
Assets:
Investment deposit accounts (1)	$508,227	$508,227	$—	$—
Commodity derivative assets (2)	195,689	1,264	—	194,425
Foreign exchange derivative assets (2)	1,898	—	1,898	—
Liabilities:
Commodity derivative liabilities (2)	4,068	4,068	—	—
Foreign exchange derivative liabilities (2)	2,566	—	2,566	—

As of August 31, 2022:
Assets:
Investment deposit accounts (1)	$572,384	$572,384	$—	$—
Commodity derivative assets (2)	160,847	17,347	—	143,500
Foreign exchange derivative assets (2)	1,296	—	1,296	—
Liabilities:
Commodity derivative liabilities (2)	1,260	1,260	—	—
Foreign exchange derivative liabilities (2)	3,126	—	3,126	—
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

The fair value estimate of the Level 3 commodity derivatives are based on internally developed discounted cash flow models primarily utilizing unobservable inputs in which there is little or no market data. The Company forecasts future energy rates using a range of historical prices (the "floating rate"). The floating rate is the only significant unobservable input used in the Company's discounted cash flow models. Significantly higher or lower floating rates could have resulted in a material difference in our fair value measurement. The following table summarizes the floating rates used to measure the fair value of the Level 3 commodity derivatives during 2023 and 2022, which are applied uniformly across each of our Level 3 commodity derivatives:

	Floating Rate (PLN)
Year Ended August 31,	Low	High	Average
2023	480	855	630
2022	460	1,299	717

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the consolidated statements of comprehensive income. Amounts presented are before income taxes. The fluctuation in energy rates over time may cause volatility in the fair value estimate and is the primary reason for the unrealized gains in other comprehensive income in 2023, 2022 and 2021.

(in thousands)	Level 3 Commodity Derivatives
Balance at September 1, 2020	$(15,007)
Unrealized holding gain(1)	43,798
Reclassification for gain included in net earnings(2)	(2,378)
Balance at August 31, 2021	26,413
Unrealized holding gain(1)	138,760
Reclassification for gain included in net earnings(2)	(21,673)
Balance at August 31, 2022	143,500
Unrealized holding gain(1)	62,706
Reclassification for gain included in net earnings(2)	(11,781)
Balance at August 31, 2023	$194,425
__________________________________
(1) Unrealized holding gains, net of foreign currency translation, less amounts reclassified are included in net unrealized holding gain (reclassification for realized gain) on derivatives in the consolidated statements of comprehensive income.
(2) Gains included in net earnings are recorded in cost of goods sold in the consolidated statements of earnings.

There were no material non-recurring fair value remeasurements in 2023 or 2022.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $1.0 billion and $900.9 million, respectively, at August 31, 2023, and $1.4 billion and $1.2 billion, respectively, at August 31, 2022. The Company estimates these fair values based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, and as a result, their carrying values approximate fair values.

NOTE 12. INCOME TAX

The components of earnings before income taxes were as follows:

	Year Ended August 31,
(in thousands)	2023	2022	2021
United States	$1,095,099	$1,197,769	$413,616
Foreign	26,868	317,378	120,402
Total	$1,121,967	$1,515,147	$534,018

The income taxes (benefit) included in the consolidated statements of earnings were as follows:

	Year Ended August 31,
(in thousands)	2023	2022	2021
Current:
United States	$168,399	$122,334	$113,696
Foreign	6,089	63,912	25,642
State and local	32,916	20,228	19,458
Current taxes	207,404	206,474	158,796
Deferred:
United States	46,008	81,162	(10,563)
Foreign	(847)	(3,388)	(2,512)
State and local	9,642	13,637	(24,568)
Deferred taxes	54,803	91,411	(37,643)
Total income taxes	$262,207	$297,885	$121,153

A reconciliation of the federal statutory rate to the Company's effective income tax rate, including material items impacting the effective income tax rate, is as follows:

	Year Ended August 31,
(in thousands)	2023	2022	2021
Income tax expense at statutory rate	$235,613	$318,181	$112,144
State and local taxes (1)(2)	33,621	26,753	(3,838)
Research and development credit(2)	(7,986)	(13,102)	(1,289)
Foreign tax impairment on valuation of subsidiaries (3)	(7,334)	—	(29,866)
Change in valuation allowance	6,471	(447)	37,092
Global intangible low-taxed income (4)(5)	(1,967)	685	17,263
Capital loss(6)	—	(34,736)	—
Nontaxable foreign interest (3)	—	3	(14,617)
Other	3,789	548	4,264
Income tax expense	$262,207	$297,885	$121,153
Effective income tax rate	23.4%	19.7%	22.7%
__________________________________
(1) State and local taxes in 2021 includes a $19.9 million benefit related to the release of certain state valuation allowances.
(2) 2023 and 2022 include impacts of uncertain tax positions.
(3) Fully offset by a valuation allowance.
(4) Amounts are net of adjustments resulting from differences between prior year estimates and amounts included in tax returns.
(5) 2021 includes the tax effect of a gain recognized in connection with a global tax restructuring.
(6) Resulted from a tax restructuring transaction.

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

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	August 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating losses and credits	$298,624	$300,787
Capitalized research and development	45,669	—
ROU operating lease liabilities	39,984	33,398
Deferred compensation and employee benefits	33,491	39,095
Reserves and other accrued expenses	16,510	11,730
Other	21,750	17,253
Total deferred tax assets	456,028	402,263
Valuation allowance for deferred tax assets	(280,463)	(268,547)
Deferred tax assets, net	175,565	133,716
Deferred tax liabilities:
Property, plant and equipment	(351,900)	(261,638)
Intangible assets	(44,168)	(48,558)
ROU operating lease assets	(38,801)	(32,444)
Derivatives	(35,992)	(27,324)
Other	(11,453)	(14,054)
Total deferred tax liabilities	(482,314)	(384,018)
Net deferred tax liabilities	$(306,749)	$(250,302)

Net operating losses giving rise to deferred tax assets consist of $348.4 million of state net operating losses, $21.3 million of U.S. federal net operating losses and $946.6 million of foreign net operating losses that expire in varying amounts beginning in 2024 (with certain amounts having indefinite carryforward periods). These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The Company's valuation allowances primarily relate to net operating loss and credit carryforwards in certain state and foreign jurisdictions for which utilization is uncertain.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

(in thousands)	2023	2022	2021
Balance at September 1,	$29,747	$5,531	$8,652
Change for tax positions of current year	14,792	17,461	—
Change for tax positions of prior years	(374)	6,755	—
Reductions due to lapse of statute of limitations	—	—	(3,121)
Balance at August 31, (1)	$44,165	$29,747	$5,531
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

U.S. Federal — 2020 and forward
U.S. States — 2019 and forward
Foreign — 2018 and forward

NOTE 13. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and nonqualified stock options, restricted stock awards and performance-based awards. The Compensation Committee of the Board of Directors (the "Compensation Committee") approves all awards that are granted under the Company's stock-based compensation plans. Stock-based compensation expense for 2023, 2022 and 2021 of $60.5 million, $47.0 million and $43.7 million, respectively, was primarily included in SG&A expenses on the Company's consolidated statements of earnings. Total tax benefits recognized in the consolidated statements of earnings related to stock-based compensation expense were $14.2 million, $9.3 million and $9.9 million for the years ended August 31, 2023, 2022 and 2021, respectively. As of August 31, 2023, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $22.6 million, which is expected to be recognized over a weighted average period of 1.8 years.
The following table summarizes the total awards granted:

	Restricted Stock Awards/Units	Performance Awards
2023 grants	633,898	335,746
2022 grants	652,951	328,734
2021 grants	847,872	406,098

As of August 31, 2023, the Company had 3,704,585 shares of common stock available for future grants.

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

Performance targets established by the Compensation Committee for performance stock units awarded in 2023, 2022 and 2021 were weighted 75% based on the Company's cumulative EBITDA targets and positive return on invested capital for the fiscal year in which the awards were granted and the succeeding two fiscal years, as approved by the Board of Directors in the respective year's business plan, and 25% based on a three-year relative total stockholder return metric. Performance stock units awarded will be settled in shares of the Company's common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The performance stock units awarded in 2023 and 2022 associated with the cumulative EBITDA targets have been classified as liability awards because the final EBITDA target will not be set until the third year of the performance period. Consequently, these awards were included in accrued expenses and other payables on the Company's consolidated balance sheets. The fair value of these performance stock units is remeasured each reporting period and is recognized ratably over the service period. The performance stock units associated with the total stockholder return metric were valued at fair value on the date of grant using the Monte Carlo pricing model and were included in equity on the Company's consolidated balance sheets.

Information for restricted stock units and performance stock units is as follows:

	Number	Weighted Average Fair Value
Outstanding as of August 31, 2020	2,245,637	$18.79
Granted	1,519,153	20.49
Vested	(1,451,846)	17.62
Forfeited	(122,149)	20.19
Outstanding as of August 31, 2021	2,190,795	20.67
Granted	1,466,628	28.16
Vested	(1,617,943)	18.84
Forfeited	(45,850)	23.57
Outstanding as of August 31, 2022	1,993,630	27.59
Granted	1,438,695	36.88
Vested	(1,621,002)	25.32
Forfeited	(33,732)	36.65
Outstanding as of August 31, 2023	1,777,591	$37.01

The total fair value of shares vested during 2023, 2022 and 2021 was $41.0 million, $30.5 million and $25.6 million, respectively.

The Company granted 269,052 and 261,275 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during 2023 and 2022, respectively. As of August 31, 2023, the Company had 541,202 equivalent shares of awards outstanding and expects 514,142 equivalent shares to vest.

Stock Purchase Plan

Almost all U.S. resident employees may participate in the Company's employee stock purchase plan. Each eligible employee may purchase up to 500 shares annually. The Board of Directors established a 15% purchase discount based on market prices on specified dates for 2023, 2022 and 2021. Yearly activity of the stock purchase plan was as follows:

	Year Ended August 31,
	2023	2022	2021
Shares subscribed	272,980	279,370	347,510
Price per share	$41.31	$29.90	$17.14
Shares purchased	248,080	313,790	292,690
Price per share	$29.90	$17.14	$18.80
Shares available for future issuance	745,754

NOTE 14. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution 401(k) retirement plan. The tax qualified defined contribution plan is maintained, and contributions are made, in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives benefits pursuant to its Benefit Restoration Plan ("BRP") equal to amounts that would have been available under the tax qualified ERISA plan, but were subject to the limitations of ERISA, tax laws and regulations. Company expenses for these plans, a portion of which are discretionary, totaled $40.4 million, $34.0 million and $47.0 million for 2023, 2022 and 2021, respectively, of which $14.3 million, $7.2 million and $25.5 million was recorded in SG&A expenses during 2023, 2022 and 2021, respectively, and $26.1 million, $26.8 million and $21.5 million was recorded in cost of goods sold during 2023, 2022 and 2021, respectively, in the Company's consolidated statements of earnings.

The deferred compensation liability under the BRP was $48.2 million and $43.1 million at August 31, 2023 and 2022, respectively, of which $41.1 million and $40.0 million, respectively, was included in other noncurrent liabilities, and $7.1 million and $3.1 million, respectively, was included in accrued expenses and other payables on the Company's consolidated balance sheets. Though under no obligation to fund the BRP, the Company has segregated assets in a trust with a value of $60.1 million and $57.9 million at August 31, 2023 and 2022, respectively, and such assets were included in other noncurrent assets on the Company's consolidated balance sheets. The net holding gain on these segregated assets was $5.0 million in 2023, compared to a net holding loss of $7.1 million and a net holding gain of $10.1 million in 2022 and 2021, respectively, and was included in net sales in the Company's consolidated statements of earnings.

U.K. Pension Plan

Following the acquisition of Tensar, the Company assumed the TGL Pension Plan in the United Kingdom (the "U.K.") (the "U.K. Pension Plan"), a defined benefit pension plan. The U.K. Pension Plan provides retirement benefit payments for participating retired employees and their spouses, and was closed to new participants prior to the acquisition of Tensar. Upon acquisition, the excess of projected U.K. Pension Plan assets over the U.K. Pension Plan benefit obligation was recognized as an asset on the Company's consolidated balance sheet and previously existing deferred actuarial gains and losses and unrecognized service costs or benefits were eliminated. The Company’s funding policy for the U.K. Pension Plan is to contribute annually the amount necessary to provide for benefits based on accrued service and meet at least the minimum contributions required by applicable regulations.

U.S. Pension Plan

In 2019, the Company acquired a partially funded defined benefit pension plan (the "U.S. Pension Plan"), which was closed to new participants prior to the acquisition. In October 2022, the Company terminated its U.S. Pension Plan. As part of the termination, the Company made a contribution of $4.1 million. Plan assets were liquidated to purchase annuity contracts with an insurance company for all participants. The Company recognized a $4.2 million settlement charge as a result of the termination, including an immaterial non-cash charge for unrecognized losses within AOCI as of the termination date. The $4.2 million settlement charge was recognized within SG&A expenses in the consolidated statement of earnings during the year ended August 31, 2023. No benefit obligation or plan assets related to the U.S. Pension Plan remain.

The following tables include a reconciliation of the beginning and ending balances of the pension benefit obligation and the fair value of plan assets resulting from the U.K. Pension Plan and the U.S. Pension Plan and the related amounts recognized in the Company’s consolidated balance sheets as of August 31, 2023 and 2022:

	U.K. Pension Plan
(in thousands)	2023	2022
Benefit obligation at beginning of year	$52,042	$—
Acquisition	—	68,966
Interest cost	2,261	635
Actuarial gain	(5,354)	(11,107)
Benefits paid	(2,529)	(942)
Foreign currency translation	4,480	(5,510)
Benefit obligation at end of year	$50,900	$52,042

Fair value of plan assets at beginning of year	$60,454	$—
Acquisition	—	83,586
Actual loss on plan assets	(13,533)	(15,718)
Employer contributions	297	73
Benefits paid	(2,529)	(942)
Foreign currency translation	4,833	(6,545)
Fair value of plan assets at end of year	$49,522	$60,454
Funded status at end of year (net asset (liability) recognized in the consolidated balance sheets as of August 31,)	$(1,378)	$8,412

Amounts recognized in AOCI as of August 31,
Net actuarial loss	$16,477	$5,666

	U.S. Pension Plan
(in thousands)	2023	2022
Benefit obligation at beginning of year	$26,568	$33,687
Interest cost	—	709
Actuarial gain	(47)	(6,010)
Benefits paid	(466)	(1,818)
Settlement	(26,055)	—
Benefit obligation at end of year	$—	$26,568

Fair value of plan assets at beginning of year	$24,440	$34,126
Actuarial gain	(47)	—
Actual loss on plan assets	(1,966)	(7,407)
Administrative expenses	—	(461)
Employer contributions	4,094	—
Benefits paid	(466)	(1,818)
Settlement	(26,055)	—
Fair value of plan assets at end of year	$—	$24,440
Funded status at end of year (net liability recognized in the consolidated balance sheets as of August 31,)	$—	$(2,128)

Amounts recognized in AOCI as of August 31,
Net actuarial loss	$—	$2,278

Weighted average assumptions used to determine benefit obligations are detailed below:

	U.K. Pension Plan		U.S. Pension Plan
	2023	2022	2022
Effective discount rate for benefit obligations	5.3%	4.3%	4.7%

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels.

Net periodic benefit costs (gains) are recorded in SG&A expenses within the consolidated statements of earnings. Components of net periodic benefit costs (gains) and other supplemental information are detailed below:

	U.K. Pension Plan
	Year Ended August 31,
(in thousands)	2023	2022
Interest cost	$2,261	$635
Expected return on plan assets	(2,589)	(1,067)
Total net periodic benefit gain	$(328)	$(432)

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss arising during measurement period	$10,811	$5,666

	U.S. Pension Plan
	Year Ended August 31,
(in thousands)	2023	2022	2021
Expected administrative expenses	$—	$50	$290
Interest cost	—	709	724
Expected return on plan assets	—	(1,579)	(1,493)
Settlement	4,245	—	—
Total net periodic benefit (gain) cost	$4,245	$(820)	$(479)

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss arising during measurement period	$(2,278)	$3,388	$(4,344)

Weighted average assumptions used to determine net periodic benefit cost are detailed below:

	U.K Pension Plan
	2023	2022
Effective rate for interest on benefit obligations	4.3%	2.9%
Expected long-term rate of return	4.6%	4.0%

	U.S. Pension Plan
	2022	2021
Effective rate for interest on benefit obligations	2.2%	2.1%
Expected long-term rate of return	5.0%	5.0%

The Company determines the discount rates used to measure liabilities as of the August 31 measurement date, which is also the date used for the related annual measurement assumptions. The discount rates reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. For the U.K. Pension Plan, the Company sets its discount rate by reference to a corporate bond yield curve derived from AA rated U.K. corporate bonds. The single equivalent discount rate is derived as equivalent to applying the full yield curve approach to each future year's projected benefit cash flow. For the U.S. Pension Plan, the Company used the full yield curve approach and set its rates to reflect the yield of a portfolio of high-quality corporate bonds that would produce cash flows sufficient in timing and amount to settle projected future benefits.

The expected return assumptions are based on the strategic asset allocation of each plan and long-term capital market return expectations. For the U.K. Pension Plan, the interest cost calculation is determined by applying the single equivalent discount rate to the discounted value of the year-by-year projected benefit payments. For the U.S. Pension Plan, the Company measured interest cost using the full yield curve approach. The interest cost calculation was determined by applying duration-specific spot rates to the year-by-year projected benefit payments. Neither the single equivalent discount rate nor the full yield curve approach affect the measurement of the total benefit obligations.

The Company plans to make immaterial contributions to the U.K. Pension Plan in 2024. Future contributions will depend on market conditions, interest rates and other factors.

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

The U.K. Pension Plan's weighted average target allocation ranges and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories, are detailed below:

	Pension Assets
	Target Percent			2023	2022
Fixed income securities	85.0%	to	90.0%	88.2%	71.4%
Equity securities	—	to	5.0	—	12.4
Cash and other	10.0	to	15.0	11.8	16.2
Total				100%	100%

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

Fair Value Measurements

The following table sets forth the fair value of the plan assets by asset class for the U.K. Pension Plan as of August 31, 2023 and 2022. Level 1 assets consist of cash and cash equivalents. Level 2 assets include funds invested in bonds and fixed income securities. Level 3 assets are measured at fair value using significant unobservable inputs and consist primarily of Secured Finance and Multistrategy Funds that invest in debt, loan and structured financial instruments in both public and private secured finance markets.

		Fair Value at Measurement Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of August 31, 2023:
Fixed income securities	$43,654	$—	$40,497	$3,157
Cash and other	5,868	376	5,356	136
Fair value of U.K. Pension Plan assets	$49,522

As of August 31, 2022:
Fixed income securities	$43,160	$—	$35,849	$7,311
Equity securities	7,514	—	7,514	—
Cash and other	9,780	530	7,676	1,574
Fair value of U.K. Pension Plan assets	$60,454

The changes in U.K. Pension Plan Level 3 assets related to actual return on plan assets, sales, transfers and foreign currency translation were immaterial from the Tensar Acquisition Date to August 31, 2022. The following table provides a reconciliation of U.K. Pension Plan Level 3 assets from August 31, 2022 to August 31, 2023:

(in thousands)	Level 3 Plan Assets
Balance at August 31, 2022	$8,885
Sales	(4,997)
Actual return on plan assets:
Assets held as of the reporting date	134
Assets sold during the year	256
Transfers out of Level 3	(1,541)
Foreign currency translation	556
Balance at August 31, 2023	$3,293

The following table sets forth the fair value of the plan assets by asset class for the U.S. Pension Plan as of the August 31, 2022 measurement date. All securities were traded on a national securities exchange and therefore were Level 1 assets in the fair value hierarchy.

(in thousands)	August 31, 2022
Fixed income securities	$23,958
Cash and other	482
Fair value of U.S. Pension Plan assets	$24,440

Future Pension Benefit Payments

The following table provides the estimated aggregate pension benefit payments that are payable from the U.K Pension Plan to participants in future years:

(in thousands)	U.K. Pension Plan
2024	$2,697
2025	2,764
2026	2,834
2027	2,905
2028	2,977
2029 through 2033	16,041

NOTE 15. CAPITAL STOCK

Treasury Stock

In October 2021, the Board of Directors authorized a new share repurchase program under which CMC may repurchase up to $350.0 million of shares of common stock (the "2021 share repurchase program"). The 2021 share repurchase program replaces the previously existing $100.0 million program announced on October 27, 2014, which was terminated by the Board of Directors in connection with the approval of the 2021 share repurchase program. The 2021 share repurchase program does not require the Company to acquire any dollar amount or number of shares of common stock and may be modified, suspended, extended or terminated at any time without prior notice. During 2021, the Company did not purchase any shares of common stock. During 2023 and 2022, the Company repurchased 2,309,452 and 4,496,628 shares of CMC common stock, respectively, at an average purchase price of $43.91 and $36.00 per share, respectively. CMC had remaining authorization to purchase $86.7 million of common stock at August 31, 2023.

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

The calculations of basic and diluted EPS were as follows:

	Year Ended August 31,
(in thousands, except share and per share data)	2023	2022	2021
Net earnings	$859,760	$1,217,262	$412,865

Average basic shares outstanding	117,077,703	120,648,090	120,338,357
Effect of dilutive securities	1,528,568	1,724,296	1,645,140
Average diluted shares outstanding	118,606,271	122,372,386	121,983,497

Earnings per share:
Basic	$7.34	$10.09	$3.43
Diluted	7.25	9.95	3.38

Anti-dilutive shares not included in the table above were immaterial for all periods presented.

NOTE 17. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. At August 31, 2023 and 2022, the amounts accrued for cleanup and remediation costs at certain sites in response to notices, actions and agreements under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $4.5 million and $5.3 million as of August 31, 2023 and 2022, respectively, of which $2.0 million was classified as other noncurrent liabilities at both August 31, 2023 and 2022. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

NOTE 18. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables were as follows:

	Year Ended August 31,
(in thousands)	2023	2022
Salaries and incentive compensation	$133,242	$187,586
Worker's compensation and general liability insurance	41,512	40,529
Taxes other than income taxes	39,433	72,874
Utilities	20,695	28,063

NOTE 19. OPERATING SEGMENTS

The Company's operating segments engage in business activities from which they may earn revenues and incur expenses and for which discrete financial information is available. Operating results for the operating segments are regularly reviewed by the Company's Chief Operating Decision Maker ("CODM") to manage the business, make decisions about resources to be allocated to the segments and to assess performance. As of August 31, 2023, the Company's CODM was identified as the President, the Chief Executive Officer, the Senior Vice President and Chief Financial Officer and the Senior Vice President Operations.

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

The CODM uses adjusted EBITDA to evaluate segment performance and allocate resources. Adjusted EBITDA is the sum of the Company's earnings before interest expense, income taxes, depreciation and amortization expense and impairment expense.

The following table summarizes certain financial information by reportable segment and Corporate and Other:

(in thousands)	North America	Europe	Corporate and Other	Total
2023
Net sales	$7,347,020	$1,416,704	$35,809	$8,799,533
Adjusted EBITDA	1,454,754	61,353	(131,403)	1,384,704
Interest expense(1)	116,650	1,978	(78,501)	40,127
Capital expenditures	548,218	45,295	13,152	606,665
Depreciation and amortization	170,266	39,457	9,107	218,830
Asset impairments	3,733	47	—	3,780
Total assets	5,006,458	1,096,153	536,483	6,639,094
2022
Net sales	$7,298,632	$1,621,642	$(6,793)	$8,913,481
Adjusted EBITDA	1,553,858	346,051	(154,103)	1,745,806
Interest expense(1)	26,798	3,819	20,092	50,709
Capital expenditures	415,157	27,783	7,048	449,988
Depreciation and amortization	135,322	31,250	8,452	175,024
Asset impairments	4,915	11	—	4,926
Total assets	4,467,314	1,056,101	713,612	6,237,027
2021
Net sales	$5,670,976	$1,049,059	$9,725	$6,729,760
Adjusted EBITDA	746,594	148,258	(140,568)	754,284
Interest expense(1)	25,131	476	26,297	51,904
Capital expenditures	134,932	44,002	5,231	184,165
Depreciation and amortization	132,192	27,516	7,905	167,613
Asset impairments	6,360	424	—	6,784
Total assets	3,221,465	729,766	687,440	4,638,671
__________________________________
(1) Includes intercompany interest expense in the segments, which is eliminated within Corporate and Other.

The following table presents a reconciliation of earnings to adjusted EBITDA:

	Year Ended August 31,
(in thousands)	2023	2022	2021
Net earnings	$859,760	$1,217,262	$412,865
Interest expense	40,127	50,709	51,904
Income taxes	262,207	297,885	121,153
Depreciation and amortization	218,830	175,024	167,613
Asset impairments	3,780	4,926	6,784
Amortization of acquired unfavorable contract backlog	—	—	(6,035)
Adjusted EBITDA	$1,384,704	$1,745,806	$754,284

The following tables display revenue by reportable segment and Corporate and Other from external customers, disaggregated by major product:

	Year Ended August 31, 2023
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$1,322,781	$20,034	$—	$1,342,815
Steel products	2,785,266	1,068,946	—	3,854,212
Downstream products	2,517,908	200,196	—	2,718,104
Construction-related solutions	587,573	79,836	—	667,409
Other(1)	132,651	39,649	44,693	216,993
Net sales from external customers	7,346,179	1,408,661	44,693	8,799,533
Intersegment net sales, eliminated on consolidation	841	8,043	(8,884)	—
Net sales	$7,347,020	$1,416,704	$35,809	$8,799,533
_______________________________
(1) Other revenue during the year ended August 31, 2023 includes $17.7 million derived from the Company's NMTC transactions. See Note 9, New Markets Tax Credit Transactions, for further information.

	Year Ended August 31, 2022
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$1,504,107	$25,259	$—	$1,529,366
Steel products	2,955,121	1,235,691	—	4,190,812
Downstream products	2,245,734	292,136	—	2,537,870
Construction-related solutions	453,517	27,279	—	480,796
Other	138,164	39,206	(2,733)	174,637
Net sales from external customers	7,296,643	1,619,571	(2,733)	8,913,481
Intersegment net sales, eliminated on consolidation	1,989	2,071	(4,060)	—
Net sales	$7,298,632	$1,621,642	$(6,793)	$8,913,481

	Year Ended August 31, 2021
(in thousands)	North America	Europe	Corporate and Other	Total
Major product:
Raw materials	$1,162,997	$19,841	$—	$1,182,838
Steel products	2,289,975	808,662	—	3,098,637
Downstream products	1,814,192	192,175	—	2,006,367
Construction-related solutions	289,644	—	—	289,644
Other	114,168	26,567	11,539	152,274
Net sales from external customers	5,670,976	1,047,245	11,539	6,729,760
Intersegment net sales, eliminated on consolidation	—	1,814	(1,814)	—
Net sales	$5,670,976	$1,049,059	$9,725	$6,729,760

The following table presents net sales by geographic area:

	Year Ended August 31,
(in thousands)	2023	2022	2021
Geographic area:
United States	$6,894,990	$6,793,023	$5,295,447
Poland	941,806	1,078,986	793,075
China	217,779	246,679	156,101
Other	744,958	794,793	485,137
Net sales	$8,799,533	$8,913,481	$6,729,760
The following table presents long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	August 31,
(in thousands)	2023	2022	2021
Geographic area:
United States	$2,343,606	$1,858,269	$1,473,745
Poland	209,966	180,350	225,582
Other	39,704	35,199	23
Total long-lived assets, net	$2,593,276	$2,073,818	$1,699,350

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2023.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2023 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2023.

CMC's internal control over financial reporting as of August 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting. No change to our internal control over financial reporting occurred during the quarter ended August 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended August 31, 2023, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive proxy statement for our 2024 annual meeting of stockholders (such proxy statement, the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to the 2024 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to the 2024 Proxy Statement, except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 about our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated herein by reference to the 2024 Proxy Statement.

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

3. Exhibits:

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, certain long-term debt instruments are omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of CMC and its subsidiaries on a consolidated basis. The Company agrees to furnish copies of such instruments to the SEC upon its request.

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

4(i)(c)	Form of 3.875% Senior Note due 2031 (filed as Exhibit 4.2 to Commercial Metals Company's Current Report on Form 8-K dated February 2, 2021 and incorporated herein by reference).

4(i)(d)
Fifth Supplemental Indenture, dated January 28, 2022, by and between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

4(i)(e)	Form of 4.125% Senior Note due 2030 (filed as Exhibit 4.3 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

4(i)(f)
Sixth Supplemental Indenture, dated January 28, 2022, by and between Commercial Metals Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

4(i)(g)	Form of 4.375% Senior Note due 2032 (filed as Exhibit 4.4 to Commercial Metals Company’s Current Report on Form 8-K dated January 28, 2022 and incorporated herein by reference).

4(ii)(a)
The description of Commercial Metals Company's Common Stock (filed as Exhibit 4(ii)(a) to Commercial Metals Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022 and incorporated herein by reference).

10(i)(a)
Purchase and Sale Agreement and Joint Escrow Instructions, dated September 29, 2021, by and among TAMCO, CMC Steel Fabricators, Inc., as sellers, and BTC III Acquisitions LLC, as buyer (filed as exhibit 10.1 to Commercial Metals Company's Current Report on Form 8-K filed September 30, 2021 and incorporated herein by reference).

10(i)(b)
Loan Agreement, dated February 1, 2022, between the Industrial Development Authority of the County of Maricopa and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K dated February 22, 2022 and incorporated herein by reference).

10(i)(c)
Sixth Amended and Restated Credit Agreement, dated October 26, 2022, by and among Commercial Metals Company, CMC International Finance, a société à responsabilité limitée, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2022 and incorporated herein by reference).

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

10(ii)(h)*	Fifth Amendment to Terms and Conditions of Employment, dated July 10, 2023, by and between Barbara R. Smith and Commercial Metals Company (filed herewith).

10(ii)(i)*
Amended and Restated Employment Agreement, dated effective as of November 4, 2021, by and between Ty L. Garrison and Commercial Metals Company (filed as Exhibit 10.3 to Commercial Metals Company’s Quarterly Report on Form 10-Q the quarter ended November 30, 2021 and incorporated herein by reference).

10(ii)(j)*
Commercial Metals Company 2013 Long-Term Equity Incentive Plan as Amended and Restated effective November 19, 2019 (filed as Exhibit 10.2 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(k)*
Commercial Metals Company 2013 Cash Incentive Plan effective November 21, 2017 (filed as Appendix A to Commercial Metals Company’s Definitive Proxy Statement on Schedule 14A filed November 27, 2017 and incorporated herein by reference).

10(ii)(l)*
Terms and Conditions of Stock Award, Employment and Separation dated August 13, 2019, by and between Paul J. Lawrence and Commercial Metals Company (filed as Exhibit 10(iii)(m) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(m)*
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

10(ii)(q)*
Terms and Conditions of Employment, dated February 15, 2023, by and between Peter R. Matt and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 and incorporated herein by reference).

10(ii)(r)*
Amendment No. 1 to Terms and Conditions of Employment, dated March 20, 2023, by and between Peter R. Matt and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 and incorporated herein by reference).

10(ii)(s)*	Amendment No. 2 to Terms and Conditions of Employment, dated July 10, 2023, by and between Peter R. Matt and Commercial Metals Company (filed herewith).

10(ii)(t)*	Form of Performance Award Agreement (filed as Exhibit 10.4 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

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

10(ii)(w)	Form of Director and Officer Indemnification Agreement (filed herewith).

19	Statement of Company Policy on Insider Trading and Anti-Hedging (filed herewith).

21	Subsidiaries of Commercial Metals Company (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31(a)	Certification of Peter R. Matt, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)	Certification of Paul J. Lawrence, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)
Certification of Peter R. Matt, President and Chief Executive Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32(b)
Certification of Paul J. Lawrence, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97	Compensation Recovery Policy (filed herewith).

101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).

*  Denotes management contract or compensatory plan.

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5), and the Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Charged to Costs and Expenses	Charged to Other Accounts (2)	Balance at End of Period
Year Ended August 31, 2023
Allowance for doubtful accounts	$4,990	$463	$157	$—	$(1,475)	$4,135
Deferred tax valuation allowance	$268,547	$16,514	$—	$(4,598)	$—	$280,463
Year Ended August 31, 2022
Allowance for doubtful accounts	$5,553	$300	$193	$—	$(1,056)	$4,990
Deferred tax valuation allowance	$278,099	$3,328	$—	$(12,880)	$—	$268,547
Year Ended August 31, 2021
Allowance for doubtful accounts	$9,597	$(1,429)	$138	$—	$(2,753)	$5,553
Deferred tax valuation allowance	$281,849	$20,058	$—	$(23,808)	$—	$278,099
__________________________________
(1) Recoveries and translation adjustments.
(2) Uncollectible accounts charged to the allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Peter R. Matt
Peter R. Matt
President and Chief Executive Officer
	Date:	October 12, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Peter R. Matt	/s/ Barbara R. Smith

Peter R. Matt, October 12, 2023	Barbara R. Smith, October 12, 2023
President, Chief Executive Officer and Director	Executive Chairman of the Board
(Principal Executive Officer)

/s/ Sarah E. Raiss	/s/ Charles L. Szews

Sarah E. Raiss, October 12, 2023	Charles L. Szews, October 12, 2023
Lead Director	Director

/s/ Vicki L. Avril-Groves	/s/ Robert S. Wetherbee

Vicki L. Avril-Groves, October 12, 2023	Robert S. Wetherbee, October 12, 2023
Director	Director

/s/ Lisa M. Barton	/s/ Paul J. Lawrence

Lisa M. Barton, October 12, 2023	Paul J. Lawrence, October 12, 2023
Director	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Gary E. McCullough	/s/ Lindsay L. Sloan

Gary E. McCullough, October 12, 2023	Lindsay L. Sloan, October 12, 2023
Director	Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ John R. McPherson

John R. McPherson, October 12, 2023
Director