Form 10-Q
period 2023-11-30
COMMERCIAL METALS Co
filed 2024-01-08
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
OR
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
Yes  ☐    No  ☒
As of January 5, 2024, 116,387,828 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended November 30,
(in thousands, except share and per share data)	2023	2022
Net sales	$2,003,051	$2,227,313
Costs and operating expenses:
Cost of goods sold	1,604,068	1,719,414
Selling, general and administrative expenses	162,532	156,355
Interest expense	11,756	13,045
Net costs and operating expenses	1,778,356	1,888,814
Earnings before income taxes	224,695	338,499
Income taxes	48,422	76,725
Net earnings	$176,273	$261,774

Earnings per share:
Basic	$1.51	$2.23
Diluted	1.49	2.20

Average basic shares outstanding	116,771,939	117,273,743
Average diluted shares outstanding	118,354,913	118,925,442
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2023	2022
Net earnings	$176,273	$261,774
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	23,493	41,429
Derivatives:
Net unrealized holding gain (loss)	(42,945)	68,045
Reclassification for realized gain	(1,499)	(6,970)
Net unrealized gain (loss) on derivatives	(44,444)	61,075
Defined benefit plans gain (loss) after amortization of prior service costs	(9)	1,758
Total other comprehensive income (loss), net of income taxes	(20,960)	104,262
Comprehensive income	$155,313	$366,036
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	November 30, 2023	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$704,603	$592,332
Accounts receivable (less allowance for doubtful accounts of $4,408 and $4,135)	1,216,352	1,240,217
Inventories, net	1,028,686	1,035,582
Prepaid and other current assets	294,186	276,024
Total current assets	3,243,827	3,144,155
Property, plant and equipment, net	2,423,684	2,409,360
Intangible assets, net	252,299	259,161
Goodwill	382,688	385,821
Other noncurrent assets	392,671	440,597
Total assets	$6,695,169	$6,639,094
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$343,831	$364,390
Accrued expenses and other payables	409,126	438,811
Current maturities of long-term debt and short-term borrowings	33,998	40,513
Total current liabilities	786,955	843,714
Deferred income taxes	317,518	306,801
Other noncurrent liabilities	240,247	253,181
Long-term debt	1,120,472	1,114,284
Total liabilities	2,465,192	2,517,980
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,708,224 and 116,515,427 shares	1,290	1,290
Additional paid-in capital	377,533	394,672
Accumulated other comprehensive loss	(24,738)	(3,778)
Retained earnings	4,254,787	4,097,262
Less treasury stock 12,352,440 and 12,545,237 shares at cost	(379,136)	(368,573)
Stockholders' equity	4,229,736	4,120,873
Stockholders' equity attributable to non-controlling interests	241	241
Total stockholders' equity	4,229,977	4,121,114
Total liabilities and stockholders' equity	$6,695,169	$6,639,094
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2023	2022
Cash flows from (used by) operating activities:
Net earnings	$176,273	$261,774
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	69,186	51,183
Deferred income taxes and other long-term taxes	21,343	16,744
Write-down of inventory	10,655	4,527
Stock-based compensation	8,059	16,675
Other	1,102	1,440
Changes in operating assets and liabilities, net of acquisitions	(25,558)	20,027
Net cash flows from operating activities	261,060	372,370
Cash flows from (used by) investing activities:
Capital expenditures	(66,991)	(133,052)
Acquisitions, net of cash acquired	—	(63,745)
Other	518	1,247
Net cash flows used by investing activities	(66,473)	(195,550)
Cash flows from (used by) financing activities:
Repayments of long-term debt	(9,276)	(154,631)
Debt issuance costs	—	(1,800)
Debt extinguishment costs	—	(69)
Proceeds from accounts receivable facilities	9,421	49
Repayments under accounts receivable facilities	(17,471)	(25,914)
Treasury stock acquired	(28,408)	(49,149)
Tax withholdings related to share settlements, net of purchase plans	(19,535)	(23,513)
Dividends	(18,748)	(18,787)
Net cash flows used by financing activities	(84,017)	(273,814)
Effect of exchange rate changes on cash	819	5,139
Increase (decrease) in cash, restricted cash and cash equivalents	111,389	(91,855)
Cash, restricted cash and cash equivalents at beginning of period	595,717	679,243
Cash, restricted cash and cash equivalents at end of period	$707,106	$587,388
See notes to condensed consolidated financial statements.

Supplemental information:	Three Months Ended November 30,
(in thousands)	2023	2022
Cash paid for income taxes	$1,398	$15,694
Cash paid for interest	10,888	22,201

Noncash activities:
Liabilities related to additions of property, plant and equipment	$17,828	$47,429
Right of use assets obtained in exchange for operating leases	9,197	16,492
Right of use assets obtained in exchange for finance leases	16,978	10,104

Cash and cash equivalents	$704,603	$582,069
Restricted cash	2,503	5,319
Total cash, restricted cash and cash equivalents	$707,106	$587,388

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended November 30, 2023
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2023	129,060,664	$1,290	$394,672	($3,778)	$4,097,262	(12,545,237)	($368,573)	$241	$4,121,114
Net earnings					176,273				176,273
Other comprehensive loss				(20,960)					(20,960)
Dividends ($0.16 per share)					(18,748)				(18,748)
Treasury stock acquired						(621,643)	(28,408)		(28,408)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(37,380)			814,440	17,845		(19,535)
Stock-based compensation			9,040						9,040
Reclassification of share-based liability awards			11,201						11,201
Balance, November 30, 2023	129,060,664	$1,290	$377,533	($24,738)	$4,254,787	(12,352,440)	($379,136)	$241	$4,229,977

	Three Months Ended November 30, 2022
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2022	129,060,664	$1,290	$382,767	($114,451)	$3,312,438	(11,564,611)	($295,847)	$232	$3,286,429
Net earnings					261,774				261,774
Other comprehensive income				104,262					104,262
Dividends ($0.16 per share)					(18,787)				(18,787)
Treasury stock acquired						(1,275,452)	(49,149)		(49,149)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(44,787)			1,071,036	21,274		(23,513)
Stock-based compensation			13,527						13,527
Reclassification of share-based liability awards			9,692						9,692
Balance, November 30, 2022	129,060,664	$1,290	$361,199	($10,189)	$3,555,425	(11,769,027)	($323,722)	$232	$3,584,235
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2023 (the "2023 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the United States ("U.S.") Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2023 Form 10-K. The results of operations for the three month period ended November 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the three month period ended November 30, 2022. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.

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

During the first quarter of 2024, CMC changed its reportable segments to reflect a change in the manner in which the business is managed. Based on recent changes to CMC’s organizational structure, the evolution of CMC’s solutions offerings outside of traditional steel products, the growing importance of non-steel solutions to CMC’s financial results and future outlook and how CMC's chief operating decision maker ("CODM"), the President and Chief Executive Officer, reviews operating results and makes decisions about resource allocation, CMC now has three reportable segments: North America Steel Group, Europe Steel Group and Emerging Businesses Group.

North America Steel Group

The North America Steel Group segment is primarily composed of a vertically integrated network of recycling facilities, steel mills and fabrication operations located in the U.S. The recycling facilities process ferrous and nonferrous scrap metals (collectively referred to as "raw materials") for use by manufacturers of new metal products. The steel mill operations consist of six electric arc furnace ("EAF") mini mills, three EAF micro mills and one rerolling mill. The steel mills manufacture finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural and other special sections and wire rod, as well as semi-finished billets for rerolling and forging applications (collectively referred to as "steel products"). The fabrication operations primarily fabricate rebar and steel fence posts and offer post-tension cable products (collectively referred to as "downstream products" in the context of the North America Steel Group segment). The general strategy in the North America Steel Group segment is to optimize the Company's vertically integrated value chain to maximize profitability by obtaining the lowest possible input costs and highest possible selling prices. The Company operates the recycling facilities to provide low-cost scrap to the steel mills and the fabrication operations to optimize the steel mill volumes. The North America Steel Group segment's products are sold primarily to steel mills and foundries, construction, fabrication and other manufacturing industries.

Europe Steel Group

The Europe Steel Group segment is primarily composed of a vertically integrated network of recycling facilities, an EAF mini mill and fabrication operations located in Poland. The scrap metal recycling facilities process ferrous scrap metals for use almost exclusively by the mini mill. The steel products manufactured by the mini mill include rebar, merchant bar and wire rod as well as semi-finished billets. The products manufactured by this segment's fabrication operations include fabricated rebar, wire mesh, assembled rebar cages and other fabricated rebar by-products (collectively referred to as "downstream products" in the context of the Europe Steel Group segment). The strategy in the Europe Steel Group segment is to optimize profitability of the products manufactured by the mini mill, and this strategy is executed the same way in the Europe Steel Group segment as it is in the North America Steel Group segment. The Europe Steel Group segment's products are sold primarily to fabricators, manufacturers, distributors and construction companies.

Emerging Businesses Group

The strategy in the Emerging Businesses Group segment is to provide construction-related solutions and value-added products with strong, underlying growth fundamentals to serve domestic and international markets that are adjacent to those served by the vertically integrated operations in the North America Steel Group segment and the Europe Steel Group segment. To execute this strategy, CMC (i) develops proprietary products and solutions that deliver high value to customers by reducing costs and construction time, (ii) provides concrete-related construction products, equipment, and services and (iii) produces reinforcing steel products with increased strength, durability and corrosion resistance to support sustainable concrete construction.

The Emerging Businesses Group segment's portfolio consists of CMC Construction ServicesTM products (collectively referred to as "construction products"), Tensar® products (collectively referred to as "ground stabilization products") and CMC Impact MetalsTM, CMC Anchoring Systems and performance reinforcing steel products (collectively referred to as "downstream products" in the context of the Emerging Businesses Group segment).

•CMC Construction ServicesTM operations sell and rent products and equipment used to execute construction projects. Primary customers include concrete installers and other businesses in the construction industry.
•Tensar® operations sell geogrids and Geopier® foundation systems. Geogrids are polymer-based products used for ground stabilization, soil reinforcement and asphalt optimization in construction applications, including roadways, public infrastructure and industrial facilities. Geopier® foundation systems are ground improvement solutions that increase the load-bearing characteristics of ground structures and working surfaces and can be applied in soil types and construction situations in which traditional support methods are impractical or would make a project infeasible.
•CMC Impact MetalsTM operations manufacture high-strength steel products, such as high-strength bar for the truck trailer industry, special bar quality steel for the energy market and armor plate for military vehicles.
•CMC Anchoring Systems' operations supply a custom engineered line of anchor cages, bolts and fasteners that are fabricated principally from rebar and are used primarily to secure high voltage electrical transmission poles to concrete foundations.
•CMC's group of performance reinforcing steel offerings include innovative products such as Galvabar® (galvanized rebar with a zinc alloy coating that provides corrosion protection and post-fabrication formability), ChromX® (designed for high-strength capabilities, corrosion resistance and a service life of more than 100 years) and CryoSteel® (a cryogenic reinforcing steel that exceeds minimum performance requirements for strength and ductility at extremely low temperatures).

As a result of the change in reportable segments, certain prior year amounts have been recast to conform to the current year presentation. Throughout this Form 10-Q, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company's change in reportable segments. The change in reportable segments had no impact on the Company’s consolidated balance sheets and the consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity previously reported.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

On July 12, 2023, the Company completed the acquisition of EDSCO Fasteners, LLC ("EDSCO"), a leading provider of anchoring solutions for the electrical transmission market, with four manufacturing facilities located in North Carolina, Tennessee, Texas and Utah. Following the acquisition, EDSCO was rebranded as CMC Anchoring Systems.

The acquisitions of ASR, Kodiak, Roane, Tendon, BOSTD and EDSCO (the "2023 acquisitions") were not material individually, or in the aggregate, to the Company's financial position or results of operations, and therefore, pro forma operating results and other disclosures are not presented.

Operating results for the acquired operations of ASR, Kodiak, Roane and Tendon are presented within the Company's North America Steel Group segment. Operating results for BOSTD and CMC Anchoring Systems are presented within the Company's Emerging Businesses Group segment.
NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended November 30, 2023
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, September 1, 2023	$(126,045)	$135,257	$(12,990)	$(3,778)
Other comprehensive income (loss) before reclassifications(1)	23,493	(42,945)	(9)	(19,461)
Reclassification for gain (2)	—	(1,499)	—	(1,499)
Net other comprehensive income (loss)	23,493	(44,444)	(9)	(20,960)
Balance, November 30, 2023	$(102,552)	$90,813	$(12,999)	$(24,738)

	Three Months Ended November 30, 2022
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, September 1, 2022	$(245,897)	$138,242	$(6,796)	$(114,451)
Other comprehensive income before reclassifications(1)	41,429	68,045	1,756	111,230
Reclassification for (gain) loss (2)	—	(6,970)	2	(6,968)
Net other comprehensive income	41,429	61,075	1,758	104,262
Balance, November 30, 2022	$(204,468)	$199,317	$(5,038)	$(10,189)

__________________________________
(1) Other comprehensive income (loss) before reclassifications from derivatives is presented net of income tax benefit (expense) of $10.1 million and $(15.8) million for the three months ended November 30, 2023 and 2022, respectively. Other comprehensive income (loss) before reclassifications from defined benefit pension plans is presented net of immaterial tax benefits for each period presented.
(2) Reclassifications for gains from derivatives included in net earnings are primarily recorded in cost of goods sold in the condensed consolidated statements of earnings and are presented net of tax expenses of $0.3 million and $1.7 million, for the three months ended November 30, 2023 and 2022, respectively. Reclassifications for the loss from defined benefit pension plans included in net earnings is recorded in selling, general and administrative ("SG&A") expenses in the condensed consolidated statements of earnings and is presented net of an immaterial income tax benefit for the three months ended November 30, 2022.
NOTE 4. REVENUE RECOGNITION

The majority of the Company's revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. See Note 13, Segment Information, for further information about disaggregated revenue by the Company's major product lines.

Certain revenues from the Company's downstream products in the North America Steel Group segment are not recognized at a point in time. Revenue resulting from sales of fabricated rebar in the North America Steel Group segment is recognized over time, as discussed below. Revenue resulting from sales of steel fence posts and other downstream products in the North America Steel Group segment is recognized equal to billing under an available practical expedient.

Each of the North America Steel Group segment's fabricated rebar contracts represent a single performance obligation. Revenue from certain fabricated rebar contracts for which the Company provides fabricated product and installation services is recognized over time using an input measure. These contracts represented 9% and 8% of net sales in the North America Steel Group segment in the three months ended November 30, 2023 and 2022, respectively. Revenue from fabricated rebar contracts where the Company does not provide installation services is recognized over time using an output measure. These contracts represented 11% and 13% of net sales in the North America Steel Group segment in the three months ended November 30, 2023 and 2022, respectively.

The following table provides information about assets and liabilities from contracts with customers recognized over time:

(in thousands)	November 30, 2023	August 31, 2023
Contract assets (included in accounts receivable)	$66,118	$67,641
Contract liabilities (included in accrued expenses and other payables)	26,967	28,377

The amount of revenue reclassified from August 31, 2023 contract liabilities during the three months ended November 30, 2023 was approximately $16.2 million.

Remaining Performance Obligations

As of November 30, 2023, revenue totaling $840.6 million has been allocated to remaining performance obligations in the North America Steel Group segment related to contracts for which revenue is recognized using an input or output measure. Of this amount, the Company estimates that approximately 81% of the remaining performance obligations will be recognized in the twelve months after November 30, 2023, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America Steel Group, Europe Steel Group and Emerging Businesses Group segments are typically less than one year.

NOTE 5. INVENTORIES, NET

The majority of the Company's inventories are in the form of semi-finished and finished steel products. Under the Company’s vertically integrated business models in the North America Steel Group segment and the Europe Steel Group segment, steel products are sold to external customers in various stages, from semi-finished billets through fabricated steel, leading these categories to be combined as finished goods.

The components of inventories were as follows:

(in thousands)	November 30, 2023	August 31, 2023
Raw materials	$284,583	$261,619
Work in process	7,846	6,844
Finished goods	736,257	767,119
Total	$1,028,686	$1,035,582

Inventory write-downs were $10.7 million and $4.5 million during the three months ended November 30, 2023 and 2022, respectively, and were primarily recorded in the Europe Steel Group segment.
NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the table below. During the first quarter of 2024, CMC changed its reportable segments as described in Note 1, Nature of Operations and Accounting Policies. Concurrent with the change in reportable segments, the Company reassigned goodwill to the updated reporting units using a relative fair value approach, shown below:

(in thousands)	North America	Europe	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Consolidated
Goodwill, gross
Balance, September 1, 2023	$351,441	$44,561	$—	$—	$—	$396,002
Segment reassignment	(351,441)	(44,561)	126,915	4,075	265,012	—
Acquisition adjustments(1)	—	—	—	—	(3,250)	(3,250)
Foreign currency translation	—	—	—	128	(6)	122
Balance, November 30, 2023	—	—	126,915	4,203	261,756	392,874

Accumulated impairment
Balance, September 1, 2023	(10,036)	(145)	—	—	—	(10,181)
Segment reassignment	10,036	145	(9,542)	(146)	(493)	—
Foreign currency translation	—	—	—	(5)	—	(5)
Balance, November 30, 2023	—	—	(9,542)	(151)	(493)	(10,186)

Goodwill, net
Balance, September 1, 2023	341,405	44,416	—	—	—	385,821
Segment reassignment	(341,405)	(44,416)	117,373	3,929	264,519	—
Acquisition adjustments(1)	—	—	—	—	(3,250)	(3,250)
Foreign currency translation	—	—	—	123	(6)	117
Balance, November 30, 2023	$—	$—	$117,373	$4,052	$261,263	$382,688
__________________________________
(1) Measurement period adjustments related to the 2023 acquisitions which impacted the amount of goodwill originally reported.

The Company evaluated impairment indicators for the previous reporting units immediately prior to the change in reportable segments described above and concluded there were no indicators of impairment. Immediately after the change in reportable segments, the Company performed qualitative tests for five reporting units consisting of $285.0 million of goodwill and quantitative tests for three reporting units consisting of $100.8 million of goodwill. The results of the qualitative and quantitative tests indicated it was more likely than not that the fair value of all reporting units with goodwill exceeded their carrying values.

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	November 30, 2023	August 31, 2023
Trade names	$54,092	$54,056
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$57,242	$57,206

The change in the balance of intangible assets with indefinite lives from August 31, 2023 to November 30, 2023 was due to foreign currency translation adjustments.

Other intangible assets subject to amortization are detailed in the following table:

	November 30, 2023			August 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	$150,900	$29,912	$120,988	$150,445	$25,228	$125,217
Customer relationships	74,607	10,026	64,581	74,582	7,606	66,976
Patents	7,203	5,814	1,389	7,203	5,570	1,633
Perpetual lease rights	6,172	957	5,215	5,984	910	5,074
Trade names	3,300	1,218	2,082	3,287	1,129	2,158
Non-compete agreements	2,300	1,591	709	2,300	1,502	798
Other	223	130	93	224	125	99
Total	$244,705	$49,648	$195,057	$244,025	$42,070	$201,955

The foreign currency translation adjustments for intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets was $7.5 million and $6.1 million in the three months ended November 30, 2023 and 2022, respectively, of which $4.7 million and $4.6 million, respectively, was recorded in cost of goods sold and $2.8 million and $1.5 million, respectively, was recorded in SG&A expenses in the condensed consolidated statements of earnings. Estimated amounts of amortization expense for intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2024	$20,898
2025	26,362
2026	25,138
2027	25,041
2028	23,031

NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2023	November 30, 2023	August 31, 2023
2030 Notes	4.125%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Short-term borrowings	(1)	—	8,419
Other	4.547%	15,859	16,042
Finance leases	5.037%	103,350	95,470
Total debt		1,164,269	1,164,991
Less unamortized debt issuance costs		(14,397)	(14,840)
Plus unamortized bond premium		4,598	4,646
Total amounts outstanding		1,154,470	1,154,797
Less current maturities of long-term debt and short-term borrowings		(33,998)	(40,513)
Long-term debt		$1,120,472	$1,114,284
__________________________________
(1) The weighted average interest rate of short-term borrowings as of August 31, 2023 was 7.800%.

The Company's credit arrangements require compliance with certain covenants, including an interest coverage ratio and a debt to capitalization ratio. At November 30, 2023, the Company was in compliance with all financial covenants in its credit arrangements.

Capitalized interest was $1.2 million and $4.6 million during the three months ended November 30, 2023 and 2022, respectively.

Credit Facilities

The Company has a Sixth Amended and Restated Credit Agreement (the "Credit Agreement") with a revolving credit facility (the "Revolver") of $600.0 million. The Company had no amounts drawn under the Revolver at November 30, 2023 or August 31, 2023. The availability under the Revolver was reduced by outstanding stand-by letters of credit totaling $0.9 million at each of November 30, 2023 and August 31, 2023. The Credit Agreement also provided for a delayed draw senior secured term loan facility with a maximum principal amount of $200.0 million, which expired undrawn in October 2023, in accordance with its terms.

The Company also has credit facilities in Poland through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At November 30, 2023 and August 31, 2023, CMCP's credit facilities totaled PLN 600.0 million, or $150.0 million and $145.4 million, respectively. There were no amounts outstanding under these facilities as of November 30, 2023 or August 31, 2023. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $1.4 million and $16.3 million at November 30, 2023 and August 31, 2023, respectively.

Accounts Receivable Facility

The Poland accounts receivable facility had a limit of PLN 288.0 million, or $72.0 million and $69.8 million, at November 30, 2023 and August 31, 2023, respectively. The Company had no amounts outstanding under the Poland accounts receivable facility at November 30, 2023, compared to PLN 34.7 million, or $8.4 million, advance payments outstanding at August 31, 2023.

NOTE 8. DERIVATIVES

At November 30, 2023 and August 31, 2023, the notional values of the Company's commodity contract commitments were $481.0 million and $456.4 million, respectively. At November 30, 2023 and August 31, 2023, the notional values of the Company's foreign currency contract commitments were $284.9 million and $221.4 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at November 30, 2023:

Commodity	Position	Total
Aluminum	Long	2,525	MT
Aluminum	Short	1,150	MT
Copper	Long	612	MT
Copper	Short	10,433	MT
Electricity	Long	3,257,000	MW(h)
Natural Gas	Long	5,150,550	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Metric Million British thermal unit

The following table summarizes the location and amounts of the fair value of the Company's derivative instruments reported in the condensed consolidated balance sheets:

(in thousands)	Primary Location	November 30, 2023	August 31, 2023
Derivative assets:
Commodity	Prepaid and other current assets	$9,025	$11,427
Commodity	Other noncurrent assets	135,939	184,261
Foreign exchange	Prepaid and other current assets	9,916	1,898
Derivative liabilities:
Commodity	Accrued expenses and other payables	$6,066	$2,983
Commodity	Other noncurrent liabilities	1,003	1,085
Foreign exchange	Accrued expenses and other payables	5,868	2,566

The following table summarizes activities related to the Company's derivatives not designated as cash flow hedging instruments recognized in the condensed consolidated statements of earnings. All other activity related to the Company's derivatives not designated as cash flow hedging instruments was immaterial for the periods presented.

		Three Months Ended November 30,
Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)	Primary Location	2023	2022
Commodity	Cost of goods sold	$(72)	$(3,085)
Foreign exchange	SG&A expenses	3,539	3,462

The following table summarizes activities related to the Company's derivatives designated as cash flow hedging instruments recognized in the condensed consolidated statements of comprehensive income and condensed consolidated statements of earnings, respectively. Amounts presented do not include the effects of foreign currency translation adjustments.

	Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in Other Comprehensive Income (Loss), Net of Income Taxes (in thousands)			Amount of Gain Reclassified from AOCI into Earnings on Derivatives (in thousands)
	Three Months Ended November 30,			Three Months Ended November 30,
	2023	2022	Primary Location	2023	2022
Commodity	$(42,952)	$68,039	Cost of goods sold	$1,765	$8,605
Foreign exchange	7	6	SG&A expenses	61	61

The Company's natural gas commodity derivatives accounted for as cash flow hedging instruments have maturities extending to November 2026. The Company's electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to December 2034. Included in the AOCI balance as of November 30, 2023 was an estimated net gain of $5.4 million from cash flow hedging instruments that is expected to be reclassified into net earnings within the twelve months following November 30, 2023. Cash flows associated with the cash flow hedging instruments are recorded as a component of cash flows from operating activities in the condensed consolidated statements of cash flows. See Note 9, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
NOTE 9. FAIR VALUE

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2023 Form 10-K.

The following table summarizes information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of November 30, 2023:
Assets:
Investment deposit accounts (1)	$553,443	$553,443	$—	$—
Commodity derivative assets (2)	144,964	607	—	144,357
Foreign exchange derivative assets (2)	9,916	—	9,916	—
Liabilities:
Commodity derivative liabilities (2)	7,069	7,069	—	—
Foreign exchange derivative liabilities (2)	5,868	—	5,868	—

As of August 31, 2023:
Assets:
Investment deposit accounts (1)	$508,227	$508,227	$—	$—
Commodity derivative assets (2)	195,689	1,264	—	194,425
Foreign exchange derivative assets (2)	1,898	—	1,898	—
Liabilities:
Commodity derivative liabilities (2)	4,068	4,068	—	—
Foreign exchange derivative liabilities (2)	2,566	—	2,566	—
__________________________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest. The investment portfolio mix can change each period based on the Company's assessment of investment options.
(2) Derivative assets and liabilities classified as Level 1 are commodity futures contracts valued based on quoted market prices in the London Metal Exchange or New York Mercantile Exchange. Amounts in Level 2 are based on broker quotes in the over-the-counter market. Derivatives classified as Level 3 are described below. Further discussion regarding the Company's use of derivative instruments is included in Note 8, Derivatives.

The fair value estimate of the Level 3 commodity derivatives are based on internally developed discounted cash flow models primarily utilizing unobservable inputs for which there is little or no market data. The Company forecasts future energy rates using a range of historical prices (the "floating rate"). The floating rate is the only significant unobservable input used in the Company's discounted cash flow models. Significantly higher or lower floating rates could have resulted in a material difference in our fair value measurement. The following table summarizes the range of floating rates used to measure the fair value of the Level 3 commodity derivatives at November 30, 2023 and August 31, 2023, which are applied uniformly across each of our Level 3 commodity derivatives:

	Floating rate (PLN)
	Low	High	Average
November 30, 2023	424	807	551
August 31, 2023	480	855	630

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time causes volatility in the fair value estimates and is the primary reason for unrealized losses and gains included in other comprehensive income ("OCI") in the three months ended November 30, 2023 and 2022, respectively.

(in thousands)	Three Months Ended November 30, 2023
Balance, September 1, 2023	$194,425
Total activity, realized and unrealized:
Unrealized holding loss before reclassification (1)	(47,277)
Reclassification for gain included in net earnings (2)	(2,791)
Balance, November 30, 2023	$144,357

(in thousands)	Three Months Ended November 30, 2022
Balance, September 1, 2022	$143,500
Total activity, realized and unrealized:
Unrealized holding gain before reclassification (1)	104,197
Reclassification for gain included in net earnings (2)	(6,231)
Balance, November 30, 2022	$241,466
__________________________________
(1) Unrealized holding gain (loss), net of foreign currency translation, less amounts reclassified are included in net unrealized gain (loss) on derivatives in the condensed consolidated statements of comprehensive income.
(2) Gains included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

There were no material non-recurring fair value remeasurements during the three months ended November 30, 2023 or 2022.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $1.0 billion and $900.7 million, respectively, at November 30, 2023, and $1.0 billion and $900.9 million, respectively, at August 31, 2023. The Company estimates these fair values based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, and as a result, their carrying values approximate fair values.

NOTE 10. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described in Note 13, Stock-Based Compensation Plans, to the consolidated financial statements in the 2023 Form 10-K. In general, restricted stock units vest ratably over a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of CMC's Board of Directors, performance stock units vest after a period of three years.

Information for restricted stock units and performance stock units accounted for as equity awards is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of August 31, 2023	1,777,591	$37.01
Granted	1,060,992	47.68
Vested	(1,218,683)	37.80
Forfeited	(14,436)	39.02
Outstanding as of November 30, 2023	1,605,464	$43.45

	Shares	Weighted Average Fair Value
Outstanding as of August 31, 2022	1,993,630	$27.59
Granted	1,423,909	35.78
Vested	(1,611,934)	25.13
Forfeited	(2,259)	31.00
Outstanding as of November 30, 2022	1,803,346	$36.26

The Company granted 188,453 and 242,267 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during the three months ended November 30, 2023 and 2022, respectively. At November 30, 2023, the Company had outstanding 463,334 equivalent shares accounted for under the liability method. The Company expects 440,167 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in SG&A expenses in the Company's condensed consolidated statements of earnings:

	Three Months Ended November 30,
(in thousands)	2023	2022
Stock-based compensation expense	$8,059	$16,675

NOTE 11. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The Company's calculation of basic earnings per share ("EPS") and diluted EPS are described in Note 16, Earnings Per Share, to the consolidated financial statements in the 2023 Form 10-K.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended November 30,
(in thousands, except share and per share data)	2023	2022
Net earnings	$176,273	$261,774

Average basic shares outstanding	116,771,939	117,273,743
Effect of dilutive securities	1,582,974	1,651,699
Average diluted shares outstanding	118,354,913	118,925,442

Earnings per share:
Basic	$1.51	$2.23
Diluted	1.49	2.20

For all periods presented above, the Company had immaterial anti-dilutive shares, which were not included in the computation of average diluted shares outstanding.
In October 2021, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $350.0 million of shares of CMC common stock. During the three months ended November 30, 2023, the Company repurchased 621,643 shares of CMC common stock, at an average purchase price of $45.70 per share. The Company had remaining authorization to repurchase $58.3 million of shares of CMC common stock at November 30, 2023.
NOTE 12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters. At November 30, 2023 and August 31, 2023, the amounts accrued for cleanup and remediation costs at certain sites in response to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $3.7 million and $4.5 million at November 30, 2023 and August 31, 2023, respectively, of which $1.7 million and $2.0 million were classified as other noncurrent liabilities as of November 30, 2023 and August 31, 2023, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

NOTE 13. SEGMENT INFORMATION

The Company structures its business into three reportable segments: North America Steel Group, Europe Steel Group and Emerging Businesses Group. See Note 1, Nature of Operations and Accounting Policies, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's Benefit Restoration Plan assets and short-term investments, expenses of the Company's corporate headquarters, interest expense related to long-term debt and intercompany eliminations. Prior period balances in the tables below have been recast to reflect current period presentation, as described in Note 1, Nature of Operations and Accounting Policies.

The following is a summary of certain financial information by reportable segment and Corporate and Other.

	Three Months Ended November 30, 2023
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Net sales from external customers	$1,592,650	$225,175	$177,239	$7,987	$2,003,051
Adjusted EBITDA	266,820	38,942	30,862	(30,987)	305,637
Total assets at November 30, 2023	4,142,370	838,019	847,744	867,036	6,695,169

	Three Months Ended November 30, 2022
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Net sales from external customers	$1,664,161	$386,503	$170,534	$6,115	$2,227,313
Adjusted EBITDA	349,787	61,248	31,427	(39,726)	402,736
Total assets at August 31, 2023	4,166,521	927,468	874,330	670,775	6,639,094

The following table presents a reconciliation of net earnings to adjusted EBITDA:

	Three Months Ended November 30,
(in thousands)	2023	2022
Net earnings	$176,273	$261,774
Interest expense	11,756	13,045
Income taxes	48,422	76,725
Depreciation and amortization	69,186	51,183
Asset impairments	—	9
Adjusted EBITDA	$305,637	$402,736

Disaggregation of Revenue

The following tables display revenue by reportable segment and Corporate and Other from external customers, disaggregated by major product:

	Three Months Ended November 30, 2023
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$313,655	$3,714	$—	$—	$317,369
Steel products	657,760	175,532	—	—	833,292
Downstream products	577,002	38,628	37,546	—	653,176
Construction products	—	—	77,759	—	77,759
Ground stabilization products	—	—	57,323	—	57,323
Other	44,233	7,301	4,611	7,987	64,132
Net sales from external customers	1,592,650	225,175	177,239	7,987	2,003,051
Intersegment net sales, eliminated on consolidation	19,637	576	4,787	(25,000)	—
Net sales	$1,612,287	$225,751	$182,026	$(17,013)	$2,003,051

	Three Months Ended November 30, 2022
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$293,320	$4,867	$—	$—	$298,187
Steel products	703,594	311,936	—	—	1,015,530
Downstream products	618,967	59,582	24,808	—	703,357
Construction products	—	—	83,567	—	83,567
Ground stabilization products	—	—	59,079	—	59,079
Other	48,280	10,118	3,080	6,115	67,593
Net sales from external customers	1,664,161	386,503	170,534	6,115	2,227,313
Intersegment net sales, eliminated on consolidation	25,854	532	8,778	(35,164)	—
Net sales	$1,690,015	$387,035	$179,312	$(29,049)	$2,227,313
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (this "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2023 (the "2023 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the United States ("U.S.") Securities and Exchange Commission (the "SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the section entitled "Risk Factors" in Part I, Item 1A of our 2023 Form 10-K. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the three month period ended November 30, 2022. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.
BUSINESS CONDITIONS AND DEVELOPMENTS

Change in Reportable Segments

During the first quarter of 2024, we changed our reportable segments to reflect a change in the manner in which our business is managed. Based on recent changes to our organizational structure, the evolution of our solutions offerings outside of traditional steel products, the growing importance of non-steel solutions to our financial results and future outlook and how our chief operating decision maker, our President and Chief Executive Officer, reviews operating results and makes decisions about resource allocation, CMC now has three reportable segments that represent the primary businesses reported in our condensed consolidated financial statements: North America Steel Group, Europe Steel Group and Emerging Businesses Group. See the section titled "Results of Operations Summary" below for more information regarding our reportable segments. As a result of this change, certain prior year amounts have been recast to conform to the current year presentation. Throughout this Form 10-Q, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company's change in reportable segments.

Chief Executive Officer Transition

Effective September 1, 2023, Peter R. Matt, our then President, assumed the role of President and Chief Executive Officer, immediately following the retirement of Barbara R. Smith, our then Chief Executive Officer and Chairman of the Board of Directors. Mr. Matt has served as our President since April 9, 2023 and continues to serve as a member of the Board of Directors, which he joined in June 2020. Ms. Smith was appointed Executive Chairman of the Board of Directors, effective September 1, 2023. The transition from Ms. Smith to Mr. Matt followed the Company's formal succession planning process.

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

On July 12, 2023, we completed the acquisition of EDSCO Fasteners, LLC ("EDSCO"), a leading provider of anchoring solutions for the electrical transmission market, with four manufacturing facilities located in North Carolina, Tennessee, Texas and Utah. Following the acquisition, EDSCO was rebranded as CMC Anchoring Systems.

Operating results for ASR, Kodiak, Roane and Tendon are presented within the North America Steel Group segment. Operating results for BOSTD and CMC Anchoring Systems are presented within the Emerging Businesses Group segment. The acquired operations of ASR, Kodiak, Roane, Tendon, BOSTD and CMC Anchoring Systems are collectively referred to as the "2023 acquisitions."

Capital Expenditures

During the fourth quarter of 2023, our third micro mill was placed into service. Initial commercial production of rebar commenced during commissioning, prior to the startup of merchant bar production that will commence in early calendar year 2024. This micro mill is the first in the world to produce merchant bar quality products through a continuous production process and will employ the latest technology in electric arc furnace ("EAF") power supply systems which will allow us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. The new facility, located in Mesa, Arizona, allows us to more efficiently meet underlying West Coast and Pacific Northwest demand for steel products.

In December 2022, we announced that our planned fourth micro mill will be located in Berkeley County, West Virginia. This new micro mill will be geographically situated to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and will enhance our steel production capabilities by achieving synergies within the existing network of downstream fabrication plants.

Russian Invasion of Ukraine

The Russian invasion of Ukraine did not have a direct material adverse impact on our business, financial condition or results of operations during the three months ended November 30, 2023 or 2022. Our Europe Steel Group segment has not experienced an interruption in energy supply and was able to identify alternate sources for a limited number of materials previously procured through Russia. However, the Russian invasion of Ukraine has led to economic slowdowns in Europe, including significant volatility in commodity prices and credit markets, as well as reductions in demand and supply chain interruptions, and has contributed to global inflation. We will continue to monitor disruptions in supply of energy and materials and the indirect effects on our operations of inflationary pressures, reductions in demand, foreign exchange rate fluctuations, commodity pricing, potential cybersecurity risks and sanctions resulting from the invasion.

See Part I, Item 1A, Risk Factors, of our 2023 Form 10-K for further discussion related to the above business conditions and developments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2023 Form 10-K.

RESULTS OF OPERATIONS SUMMARY

Business Overview

CMC is an innovative solutions provider helping build a stronger, safer and more sustainable world. Through an extensive manufacturing network principally located in the U.S. and Central Europe, we offer products and technologies to meet the critical reinforcement needs of the global construction sector. CMC’s solutions support construction across a wide variety of applications, including infrastructure, non-residential, residential, industrial and energy generation and transmission. Our operations are conducted through three reportable segments: North America Steel Group, Europe Steel Group and Emerging Businesses Group.

North America Steel Group

The North America Steel Group segment is primarily composed of a vertically integrated network of recycling facilities, steel mills and fabrication operations located in the U.S.

The scrap metal recycling facilities process and sell ferrous and nonferrous scrap metals (collectively referred to as "raw materials") to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous scrap metal processed by our recycling operations is the primary raw material used by our steel mills.

Our steel mill operations consist of six EAF mini mills, three EAF micro mills and one rerolling mill. The steel mills manufacture finished long steel products including rebar, merchant bar, light structural and other special sections and wire rod, as well as semi-finished billets for rerolling and forging applications (collectively referred to as "steel products"). The primary end markets for our steel mills are construction and fabricating industries, metals service centers, original equipment manufacturers and agricultural, energy and petrochemical industries.

The fabricated rebar operations shear, bend, weld and fabricate steel that is used to reinforce concrete during the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams, among other projects. Many of the projects are fixed price over the life of the project. We also provide installation services of fabricated rebar in certain markets. Steel for our fabrication operations is obtained primarily from our steel mills. Additionally, we fabricate steel fence posts primarily for use in residential and commercial landscaping and agricultural and livestock containment. Further, we supply post-tension cable for use in a variety of projects, such as slab-on-grade foundations, bridges, buildings, parking structures and rock-and-soil anchors. The fabrication and post-tension cable offerings are collectively referred to as "downstream products" in the context of the North America Steel Group segment.

Europe Steel Group
The Europe Steel Group segment is primarily composed of a vertically integrated network of recycling facilities, an EAF mini mill and fabrication operations located in Poland.

The scrap metal recycling facilities process ferrous scrap metals for use almost exclusively by the mini mill. Nonferrous scrap metal is not material to this segment’s operations. The mini mill is a significant manufacturer of steel products including rebar, merchant bar, wire rod and semi-finished billets in Central Europe and includes three rolling lines. The first rolling line is designed to allow efficient and flexible production of a range of medium section merchant bar products. The second rolling line is dedicated primarily to rebar production. The third rolling line is designed to produce high grade wire rod. The mini mill sells steel products primarily to fabricators, manufacturers, distributors and construction companies, mostly to customers located within Poland. However, the mini mill also exports steel products to the Czech Republic, Germany, Hungary, Slovakia and other countries.

The fabrication operations obtain rebar and wire rod primarily from the mini mill for use in the production of fabricated rebar, fabricated mesh, wire mesh, assembled rebar cages, welded steel mesh, cold rolled wire rod, cold rolled rebar and other fabricated rebar by-products. The products manufactured by the fabrication operations (collectively referred to as "downstream products" in the context of the Europe Steel Group segment) are sold primarily to contractors for incorporation into construction projects. In addition to sales of downstream products in the Polish market, the Company also exports downstream products to neighboring countries such as the Czech Republic and Germany.

Emerging Businesses Group

Our Emerging Businesses Group segment provides construction-related solutions and value-added products with strong, underlying growth fundamentals to serve domestic and international markets that are adjacent to those served by our vertically integrated operations in the North America Steel Group segment and the Europe Steel Group segment. The Emerging Businesses Group segment's portfolio consists of CMC Construction ServicesTM products (collectively referred to as "construction products"), Tensar® products (collectively referred to as "ground stabilization products") and CMC Impact MetalsTM, CMC Anchoring Systems and performance reinforcing steel products (collectively referred to as "downstream products" in the context of the Emerging Businesses Group segment).

•CMC Construction ServicesTM operations sell and rent construction-related products and equipment to concrete installers and other businesses in the construction industry.
•Tensar® operations sell geogrids and Geopier® foundation systems. Geogrids are polymer-based products used for ground stabilization, soil reinforcement and asphalt optimization in construction applications, including roadways, public infrastructure and industrial facilities. Geopier® foundation systems are ground improvement solutions that increase the load-bearing characteristics of ground structures and working surfaces and can be applied in soil types and construction situations in which traditional support methods are impractical or would make a project infeasible.
•CMC Impact MetalsTM operations manufacture high-strength steel products, such as high-strength bar for the truck trailer industry, special bar quality steel for the energy market and armor plate for military vehicles.
•CMC Anchoring Systems' operations supply a custom engineered line of anchor cages, bolts and fasteners that are fabricated principally from rebar and are used primarily to secure high voltage electrical transmission poles to concrete foundations.

•Our group of performance reinforcing steel offerings include innovative products such as Galvabar® (galvanized rebar with a zinc alloy coating that provides corrosion protection and post-fabrication formability), ChromX® (designed for high-strength capabilities, corrosion resistance and a service life of more than 100 years) and CryoSteel® (a cryogenic reinforcing steel that exceeds minimum performance requirements for strength and ductility at extremely low temperatures).

Key Performance Indicators

When evaluating our results for the period, we compare net sales, in the aggregate and for each of our reportable segments, in the current period to net sales in the corresponding period. Specifically, for the North America Steel Group segment and the Europe Steel Group segment we focus on changes in average selling price per ton and tons shipped compared to the prior period for each of our vertically integrated product categories as these are the two variables that typically have the greatest impact on our net sales for those reportable segments. Of the products evaluated by changes in average selling price per ton and tons shipped within the North America Steel Group and Europe Steel Group segments, raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant and other steel products, such as billets and wire rod, and downstream products include fabricated rebar, steel fence posts and wire mesh. The evaluation of average selling price per ton and tons shipped for downstream products exclude post-tension cable, which is not measured on a per ton basis.

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our reportable segments. Adjusted EBITDA is the sum of the Company's earnings before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in metal margins of our steel products and downstream products period-over-period in the North America Steel Group and Europe Steel Group segments is a consistent area of focus for our Company and industry. Metal margin is a metric used by management to monitor the results of our vertically integrated organization. For our steel products, metal margin is the difference between the average selling price per ton of rebar, merchant and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices. The metal margin for our North America Steel Group and Europe Steel Group segments' downstream products is the difference between the average selling price per ton of fabricated rebar and steel fence post products and the scrap input costs to produce these products. The majority of our North America Steel Group and Europe Steel Group segments' downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

Financial Results Overview

	Three Months Ended November 30,
(in thousands, except per share data)	2023	2022
Net sales	$2,003,051	$2,227,313
Net earnings	176,273	261,774
Diluted earnings per share	$1.49	$2.20

Net sales decreased $224.3 million, or 10%, for the three months ended November 30, 2023, compared to the corresponding period. See discussions below, labeled North America Steel Group, Europe Steel Group and Emerging Businesses Group within our Segment Operating Data section, for further information on our period-over-period net sales results.

During the three months ended November 30, 2023, we achieved net earnings of $176.3 million compared to net earnings of $261.8 million during the corresponding period. The change in net earnings in the three months ended November 30, 2023, compared to the corresponding period, was due to compression in steel products metal margins in both our North America Steel Group segment and Europe Steel Group segment, driven by decreases in steel products average selling prices, while the cost of ferrous scrap utilized per ton remained relatively flat. This change in net earnings also reflects $66.3 million of government assistance recognized in the Europe Steel Group segment during the three months ended November 30, 2023, compared to $9.5 million of government assistance recognized in the corresponding period.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased $6.2 million during the three months ended November 30, 2023, compared to the corresponding period. Contributing to the period-over-period increase was $3.8 million of incremental SG&A expenses from the 2023 acquisitions in the three months ended November 30, 2023, compared to the expenses recorded during the corresponding period. Additionally, labor-related expenses increased $1.7 million during the three months ended November 30, 2023, compared to the corresponding period, and information technology expenses increased $1.5 million during the three months ended November 30, 2023, compared to the corresponding period. These increases were offset, in part, by a $4.2 million pension plan settlement charge in the corresponding period, with no such settlement charge in the three months ended November 30, 2023. All remaining fluctuations in SG&A expenses were individually immaterial.

Interest Expense

Interest expense decreased by $1.3 million during the three months ended November 30, 2023, compared to the corresponding period. A lower average balance of long-term debt outstanding during the first quarter of 2024 compared to the first quarter of 2023 drove a $4.7 million decrease in interest expense, partially offset by a $3.4 million reduction in capitalized interest during the three months ended November 30, 2023, compared to the corresponding period.

Income Taxes

The effective income tax rate for the three months ended November 30, 2023 was 21.6% compared to 22.7% in the corresponding period. The decrease is primarily due to a tax benefit driven by an international restructuring transaction during the three months ended November 30, 2023.
SEGMENT OPERATING DATA

The operational data by product category presented in the North America Steel Group and Europe Steel Group tables below is calculated using averages, and therefore, it is not meaningful to quantify the effect that any individual metric had on segment net sales or adjusted EBITDA. See Note 13, Segment Information, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on our reportable segments.

North America Steel Group

	Three Months Ended November 30,
(in thousands, except per ton amounts)	2023	2022
Net sales from external customers	$1,592,650	$1,664,161
Adjusted EBITDA	266,820	349,787

External tons shipped
Raw materials	374	316
Rebar	522	461
Merchant bar and other	230	243
Steel products	752	704
Downstream products	346	382

Average selling price (per ton)
Raw materials	$783	$824
Steel products	892	1,020
Downstream products	1,389	1,399

Cost of ferrous scrap utilized per ton	$343	$325
Steel products metal margin per ton	549	695

Net sales from external customers in our North America Steel Group segment decreased 4% during the three months ended November 30, 2023, compared to the corresponding period. The decrease primarily resulted from reduced average selling prices of 5% for raw materials and 13% for steel products during the three months ended November 30, 2023, compared to the corresponding period, resulting from increased import pressures in the U.S. In contrast, downstream product average selling prices remained flat. The overall reduction in net sales from external customers due to these changes in average selling prices was partially offset by year-over-year increased shipments of raw materials and steel products due to continued strong demand in our end-use markets, which outpaced year-over-year decreased shipments of downstream products.

During the three months ended November 30, 2023, we achieved adjusted EBITDA of $266.8 million compared to adjusted EBITDA of $349.8 million during the corresponding period. The decrease in adjusted EBITDA during the three months ended November 30, 2023 was primarily due to a 21% erosion of steel products metal margin per ton as compared to the corresponding period, while downstream products margin over scrap per ton remained relatively flat. The decrease in steel products metal margin per ton was mainly driven by the decreased steel products average selling prices mentioned above, as well as the slight increase in the cost of ferrous scrap utilized per ton.

Europe Steel Group

	Three Months Ended November 30,
(in thousands, except per ton amounts)	2023	2022
Net sales from external customers	$225,175	$386,503
Adjusted EBITDA	38,942	61,248

External tons shipped
Rebar	122	204
Merchant and other	221	269
Steel products	343	473

Average selling price (per ton)
Steel products	$633	$792

Cost of ferrous scrap utilized per ton	$365	$366
Steel products metal margin per ton	268	426

Net sales from external customers in our Europe Steel Group segment decreased $161.3 million, or 42%, during the three months ended November 30, 2023, compared to the corresponding period. The decrease was primarily due to a reduction in steel products average selling price per ton of 20% during the three months ended November 30, 2023, compared to the corresponding period, and a 27% decrease in steel products shipment volumes during the three months ended November 30, 2023, compared to the corresponding period. The reduced steel products average selling price and slowdown in demand compared to the corresponding period were driven by the indirect impacts of macroeconomic factors affecting the overall global business climate, such as inflation and rising interest rates, which resulted in consumer uncertainties and delayed construction starts across our end markets. During the first quarter of 2024, overall, the U.S. dollar weakened compared to the Polish zloty. Using actual results for the first quarter of 2024, measured at the comparable period's average currency rates, foreign currency translation would result in a decrease in net sales from external customers of approximately $25.7 million for the three months ended November 30, 2023.

Adjusted EBITDA for the three months ended November 30, 2023 decreased $22.3 million compared to the corresponding period. Steel products metal margin per ton decreased $158, or 37%, during the three months ended November 30, 2023, compared to the corresponding period, due to the sharp decline in steel products average selling prices described above, while the cost of ferrous scrap utilized per ton remained flat. Offsetting the impact of the decrease in steel products metal margin per ton, results during the first quarter of 2024 benefited from government assistance programs established to offset the rising costs of electricity and natural gas and the indirect costs of rising carbon emission rights included in energy costs. The government assistance recognized under the programs during the first quarter of 2024 was $66.3 million, compared to $9.5 million of government assistance recognized in the first quarter of 2023. Using actual results for the first quarter of 2024, measured at the comparable period's average currency rates, foreign currency translation would result in a decrease in adjusted EBITDA of approximately $4.9 million for the three months ended November 30, 2023.

Emerging Businesses Group

	Three Months Ended November 30,
(in thousands)	2023	2022
Net sales from external customers	$177,239	$170,534
Adjusted EBITDA	30,862	31,427

Net sales from external customers in our Emerging Businesses Group segment increased $6.7 million, or 4%, for the three months ended November 30, 2023, compared to the corresponding period. The acquired CMC Anchoring Systems operations contributed to the year-over-year change by providing $12.7 million of net sales from external customers in the first quarter of 2024, with no such activity in the corresponding period. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the acquisition of CMC Anchoring Systems. This increase was offset, in part, by a $5.8 million, or 7%, decrease in net sales from CMC Construction Services' operations, primarily due to the timing of significant precipitation in key markets, which delayed project starts during the three months ended November 30, 2023.

Adjusted EBITDA for the three months ended November 30, 2023 remained relatively flat compared to the corresponding period. The acquired CMC Anchoring Systems operations contributed $2.4 million of adjusted EBITDA during the first quarter of 2024, with no such activity in the corresponding period. This increase was offset by a $1.6 million decrease in adjusted EBITDA from CMC Construction Services' operations, which fluctuated in line with the decrease in net sales from external customers described above, and a $1.3 million decrease in adjusted EBITDA from the reduction in average selling prices of Galvabar® products, which decreased faster than the corresponding input costs.

Corporate and Other

	Three Months Ended November 30,
(in thousands)	2023	2022
Adjusted EBITDA loss	$(30,987)	$(39,726)

Corporate and Other reported an adjusted EBITDA loss of $31.0 million for the three months ended November 30, 2023 compared to an adjusted EBITDA loss of $39.7 million in the corresponding period. One contributing factor to the decrease in adjusted EBITDA loss was a $4.2 million pension plan settlement charge recorded during the three months ended November 30, 2022, with no such settlement charge in the three months ended November 30, 2023. Additionally, labor-related expenses decreased by $3.7 million during the three months ended November 30, 2023, compared to the corresponding period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Cash flows from operating activities are our principal sources of liquidity and result from sales of products offered by the vertically integrated operations in the North America Steel Group segment and the Europe Steel Group segment, products offered by our Emerging Businesses Group segment and related materials and services, as described in Part I, Item 1, Business, of our 2023 Form 10-K and Note 1, Nature of Operations and Accounting Policies, in Part I, Item 1, Financial Statements, of this Form 10-Q.

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 13% of total trade receivables at November 30, 2023.

We use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 8, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q for further information.

The table below reflects our sources, facilities and availability of liquidity at November 30, 2023. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$704,603	$704,603
Notes due from 2030 to 2032	900,000	(1)
Revolver	600,000	599,057
Series 2022 Bonds, due 2047	145,060	—
Poland credit facilities	149,996	148,577
Poland accounts receivable facility	71,998	71,998
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

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At November 30, 2023, we believe we were in compliance with all covenants contained in our credit arrangements.

As of November 30, 2023 and August 31, 2023, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Operating Activities
Net cash flows from operating activities were $261.1 million and $372.4 million for the three months ended November 30, 2023 and 2022, respectively. Contributing to the change was a decrease in net earnings of $85.5 million year-over-year. Additionally, there was a $45.6 million year-over-year net decrease in cash provided by operating assets and liabilities. Cash provided by accounts receivable decreased by $59.4 million year-over-year, in line with the fluctuations in net sales from external customers described in the Segment Operating Data section, above. The cash provided by accounts receivable was offset, in part, by remaining fluctuations in cash used by inventory and accounts payable, accrued expenses and other payables year-over-year, which were primarily driven by the declining scrap price environment in the first quarter of 2023, compared to the minor fluctuations in working capital cash flows during a relatively stable scrap price environment in the first quarter of 2024.

Investing Activities
Net cash flows used by investing activities were $66.5 million and $195.6 million for the three months ended November 30, 2023 and 2022, respectively. The fluctuation in net cash flows used by investing activities was driven by a $63.7 million decrease in cash used by acquisitions during the three months ended November 30, 2023, compared to the corresponding period, along with a $66.1 million reduction of capital expenditures during the three months ended November 30, 2023, compared to the corresponding period. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information about the acquisitions completed during the corresponding period.

Financing Activities
Net cash flows used by financing activities were $84.0 million and $273.8 million for the three months ended November 30, 2023 and 2022, respectively. The $189.8 million decrease in net cash flows used by financing activities during the three months ended November 30, 2023, compared to the corresponding period, included a $145.4 million decrease in repayments of long-term debt, a $20.7 million decrease in treasury stock acquired under the share repurchase program and a $17.8 million decrease in net proceeds from our Polish accounts receivable facility. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding our Polish accounts receivable facility and Note 11, Stockholders' Equity and Earnings per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding scheduled maturities of our long-term debt. Interest payable on our long-term debt was $43.5 million due in the twelve months following November 30, 2023 and $377.4 million due thereafter. Additionally, we have a U.S. federal repatriation tax obligation resulting from the repatriation tax provisions of the Tax Cuts and Jobs Act ("TCJA"), of which $4.2 million was due in the twelve months following November 30, 2023 and $12.5 million due thereafter.
As of November 30, 2023, our undiscounted purchase obligations were approximately $740 million due in the next twelve months and $340 million due thereafter under purchase orders and "take or pay" arrangements. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts. The "take or pay" arrangements are multi-year commitments with minimum annual purchase requirements and are entered into primarily for purchases of commodities used in operations such as electrodes and natural gas.

Of the purchase obligations due within the twelve months following November 30, 2023, approximately 22% were for consumable production inputs, such as alloys, 20% were for capital expenditures in connection with normal business operations, 19% were for commodities and 15% were for the construction of our fourth micro mill. Of the purchase obligations due thereafter, 71% were for commodities and 6% were for the construction of our fourth micro mill. The remainder of the purchase obligations are for goods and services in the normal course of business.
Operating lease liabilities due in the twelve months following November 30, 2023 were approximately $35.5 million and $129.7 million due thereafter. Finance lease liabilities due in the twelve months following November 30, 2023 were approximately $30.0 million and $73.3 million due thereafter. Additionally, leases that have not yet commenced, primarily for vehicles, with aggregate fixed payments over their terms, were approximately $17.1 million, with $8.5 million to commence in 2024 and $8.6 million to commence in 2025.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At November 30, 2023, we had committed $41.7 million under these arrangements, of which $0.9 million reduced availability under the Revolver (as defined in Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).
CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. We do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect, individually or in the aggregate, on our results of operations, cash flows or financial condition. See Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information.
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and organic growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, growth rates in certain segments, product margins within our Emerging Businesses Group, share repurchases, legal proceedings, construction activity, international trade, the impact of the Russian invasion of Ukraine, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the timeline for execution of our growth plan and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

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
•rapid and significant changes in the price of metals, potentially impairing our inventory values due to declines in commodity prices or reducing the profitability of downstream contracts within our vertically integrated steel operations due to rising commodity pricing;
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
Refer to the "Risk Factors" disclosed in the section entitled "Risk Factors" in Part I, Item 1A of our 2023 Form 10-K for specific information regarding additional risks that would cause actual results to differ from those expressed or implied by these forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on any forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2023, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $63.5 million, or 29%, compared to August 31, 2023. This increase was primarily due to forward contracts denominated in Polish zloty with a U.S. dollar functional currency, which increased $41.2 million as of November 30, 2023, compared to August 31, 2023.

There were no other material changes to the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2023 Form 10-K.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended November 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For information regarding our legal proceedings, refer to Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q.

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
ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2023 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended November 30, 2023.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
September 1, 2023 - September 30, 2023	110,000	$52.96	110,000	$80,897,040
October 1, 2023 - October 31, 2023	210,752	43.36	210,752	71,758,832
November 1, 2023 - November 30, 2023	300,891	44.68	300,891	58,313,809
	621,643		621,643
__________________________________
(1) On October 13, 2021, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 11, Stockholders' Equity and Earnings per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended November 30, 2023, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.1
Amended and Restated Terms and Conditions of Employment dated as of October 13, 2023 between Commercial Metals Company and Paul Lawrence (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K dated October 13, 2023 and incorporated herein by reference).

10.2
Amended and Restated Terms and Conditions of Employment dated as of October 13, 2023 between Commercial Metals Company and Ty Garrison (filed as Exhibit 10.2 to Commercial Metals Company’s Current Report on Form 8-K dated October 13, 2023 and incorporated herein by reference).

10.3
Amended and Restated Terms and Conditions of Employment dated as of October 13, 2023 between Commercial Metals Company and Jody Absher (filed as Exhibit 10.3 to Commercial Metals Company’s Current Report on Form 8-K dated October 13, 2023 and incorporated herein by reference).

10.4
Amended and Restated Terms and Conditions of Employment dated as of October 13, 2023 between Commercial Metals Company and Jennifer Durbin (filed as Exhibit 10.4 to Commercial Metals Company’s Current Report on Form 8-K dated October 13, 2023 and incorporated herein by reference).

10.5	Amended and Restated Terms and Conditions of Employment dated as of October 10, 2023 between Commercial Metals Company and Steve Simpson (filed herewith).

31.1	Certification of Peter R. Matt, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Lawrence, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

COMMERCIAL METALS COMPANY

January 8, 2024	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)