Form 10-Q
period 2024-02-29
COMMERCIAL METALS Co
filed 2024-03-26
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
As of March 25, 2024, 115,708,291 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net sales	$1,848,287	$2,018,003	$3,851,338	$4,245,316
Costs and operating expenses:
Cost of goods sold	1,552,046	1,621,763	3,156,114	3,341,177
Selling, general and administrative expenses	167,444	150,805	329,976	307,160
Interest expense	11,878	9,945	23,634	22,990
Net costs and operating expenses	1,731,368	1,782,513	3,509,724	3,671,327
Earnings before income taxes	116,919	235,490	341,614	573,989
Income taxes	31,072	55,641	79,494	132,366
Net earnings	$85,847	$179,849	$262,120	$441,623

Earnings per share:
Basic	$0.74	$1.53	$2.25	$3.77
Diluted	0.73	1.51	2.22	3.71

Average basic shares outstanding	116,396,530	117,224,517	116,584,235	117,249,266
Average diluted shares outstanding	117,524,113	118,723,259	118,051,249	118,985,098
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net earnings	$85,847	$179,849	$262,120	$441,623
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	1,341	11,628	24,834	53,057
Derivatives:
Net unrealized holding gain (loss)	(47,924)	23,957	(90,869)	92,002
Reclassification for realized gain	(189)	(863)	(1,688)	(7,833)
Net unrealized gain (loss) on derivatives	(48,113)	23,094	(92,557)	84,169
Defined benefit plans gain (loss) after amortization of prior service costs	(9)	(37)	(18)	1,721
Total other comprehensive income (loss), net of income taxes	(46,781)	34,685	(67,741)	138,947
Comprehensive income	$39,066	$214,534	$194,379	$580,570
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	February 29, 2024	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$638,261	$592,332
Accounts receivable (less allowance for doubtful accounts of $4,335 and $4,135)	1,118,514	1,240,217
Inventories, net	1,150,447	1,035,582
Prepaid and other current assets	290,868	276,024
Total current assets	3,198,090	3,144,155
Property, plant and equipment, net	2,474,520	2,409,360
Intangible assets, net	245,945	259,161
Goodwill	383,587	385,821
Other noncurrent assets	360,123	440,597
Total assets	$6,662,265	$6,639,094
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$367,944	$364,390
Accrued expenses and other payables	359,015	438,811
Current maturities of long-term debt and short-term borrowings	35,588	40,513
Total current liabilities	762,547	843,714
Deferred income taxes	293,342	306,801
Other noncurrent liabilities	257,472	253,181
Long-term debt	1,126,216	1,114,284
Total liabilities	2,439,577	2,517,980
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 116,023,685 and 116,515,427 shares	1,290	1,290
Additional paid-in capital	389,568	394,672
Accumulated other comprehensive loss	(71,519)	(3,778)
Retained earnings	4,322,008	4,097,262
Less treasury stock 13,036,979 and 12,545,237 shares at cost	(418,900)	(368,573)
Stockholders' equity	4,222,447	4,120,873
Stockholders' equity attributable to non-controlling interests	241	241
Total stockholders' equity	4,222,688	4,121,114
Total liabilities and stockholders' equity	$6,662,265	$6,639,094
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023
Cash flows from (used by) operating activities:
Net earnings	$262,120	$441,623
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	137,485	102,399
Stock-based compensation	23,047	33,624
Write-down of inventory	10,392	5,532
Deferred income taxes and other long-term taxes	1,901	26,930
Other	2,225	4,616
Settlement of New Markets Tax Credit transaction	—	(17,659)
Changes in operating assets and liabilities, net of acquisitions	(87,149)	(38,158)
Net cash flows from operating activities	350,021	558,907
Cash flows from (used by) investing activities:
Capital expenditures	(160,772)	(289,251)
Acquisitions, net of cash acquired	—	(65,153)
Other	2,312	1,802
Net cash flows used by investing activities	(158,460)	(352,602)
Cash flows from (used by) financing activities:
Repayments of long-term debt	(17,199)	(160,263)
Debt issuance costs	—	(1,800)
Debt extinguishment costs	—	(96)
Proceeds from accounts receivable facilities	38,079	74,963
Repayments under accounts receivable facilities	(45,693)	(77,843)
Treasury stock acquired	(76,347)	(66,323)
Tax withholdings related to share settlements, net of purchase plans	(9,227)	(14,789)
Dividends	(37,374)	(37,524)
Net cash flows used by financing activities	(147,761)	(283,675)
Effect of exchange rate changes on cash	380	6,545
Increase (decrease) in cash, restricted cash and cash equivalents	44,180	(70,825)
Cash, restricted cash and cash equivalents at beginning of period	595,717	679,243
Cash, restricted cash and cash equivalents at end of period	$639,897	$608,418
See notes to condensed consolidated financial statements.

Supplemental information:	Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023
Cash paid for income taxes	$86,506	$114,585
Cash paid for interest	24,260	35,036

Noncash activities:
Liabilities related to additions of property, plant and equipment	$21,279	$51,239
Right of use assets obtained in exchange for operating leases	40,225	19,327
Right of use assets obtained in exchange for finance leases	31,463	24,275

Cash and cash equivalents	$638,261	$603,966
Restricted cash	1,636	4,452
Total cash, restricted cash and cash equivalents	$639,897	$608,418

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended February 29, 2024
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, December 1, 2023	129,060,664	$1,290	$377,533	$(24,738)	$4,254,787	(12,352,440)	$(379,136)	$241	$4,229,977
Net earnings					85,847				85,847
Other comprehensive loss				(46,781)					(46,781)
Dividends ($0.16 per share)					(18,626)				(18,626)
Treasury stock acquired						(945,205)	(47,939)		(47,939)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			2,133			260,666	8,175		10,308
Stock-based compensation			9,902						9,902
Balance, February 29, 2024	129,060,664	$1,290	$389,568	$(71,519)	$4,322,008	(13,036,979)	$(418,900)	$241	$4,222,688

	Six Months Ended February 29, 2024
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2023	129,060,664	$1,290	$394,672	$(3,778)	$4,097,262	(12,545,237)	$(368,573)	$241	$4,121,114
Net earnings					262,120				262,120
Other comprehensive loss				(67,741)					(67,741)
Dividends ($0.32 per share)					(37,374)				(37,374)
Treasury stock acquired						(1,566,848)	(76,347)		(76,347)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(35,247)			1,075,106	26,020		(9,227)
Stock-based compensation			18,942						18,942
Reclassification of share-based liability awards			11,201						11,201
Balance, February 29, 2024	129,060,664	$1,290	$389,568	$(71,519)	$4,322,008	(13,036,979)	$(418,900)	$241	$4,222,688

	Three Months Ended February 28, 2023
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, December 1, 2022	129,060,664	$1,290	$361,199	$(10,189)	$3,555,425	(11,769,027)	$(323,722)	$232	$3,584,235
Net earnings					179,849				179,849
Other comprehensive income				34,685					34,685
Dividends ($0.16 per share)					(18,737)				(18,737)
Treasury stock acquired						(330,000)	(17,174)		(17,174)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			1,630			243,670	7,094		8,724
Stock-based compensation			11,611						11,611
Balance, February 28, 2023	129,060,664	$1,290	$374,440	$24,496	$3,716,537	(11,855,357)	$(333,802)	$232	$3,783,193

	Six Months Ended February 28, 2023
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2022	129,060,664	$1,290	$382,767	$(114,451)	$3,312,438	(11,564,611)	$(295,847)	$232	$3,286,429
Net earnings					441,623				441,623
Other comprehensive income				138,947					138,947
Dividends ($0.32 per share)					(37,524)				(37,524)
Treasury stock acquired						(1,605,452)	(66,323)		(66,323)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(43,157)			1,314,706	28,368		(14,789)
Stock-based compensation			25,138						25,138
Reclassification of share-based liability awards			9,692						9,692
Balance, February 28, 2023	129,060,664	$1,290	$374,440	$24,496	$3,716,537	(11,855,357)	$(333,802)	$232	$3,783,193
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2023 (the "2023 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the United States ("U.S.") Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2023 Form 10-K. The results of operations for the three and six month periods ended February 29, 2024 are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the relevant three or six month period ended February 28, 2023. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.

Nature of Operations

CMC is an innovative solutions provider helping build a stronger, safer and more sustainable world. Through an extensive manufacturing network principally located in the U.S. and Central Europe, the Company offers products and technologies to meet the critical reinforcement needs of the global construction sector. CMC’s solutions support construction across a wide variety of applications, including infrastructure, non-residential, residential, industrial and energy generation and transmission.

During the first quarter of 2024, CMC changed its reportable segments to reflect a change in the manner in which the business is managed. Based on changes to CMC’s organizational structure, the evolution of CMC’s solutions offerings outside of traditional steel products, the growing importance of non-steel solutions to CMC’s financial results and future outlook and how CMC's chief operating decision maker ("CODM"), the President and Chief Executive Officer, reviews operating results and makes decisions about resource allocation, CMC now has three reportable segments: North America Steel Group, Europe Steel Group and Emerging Businesses Group.

North America Steel Group

The North America Steel Group segment is composed of a vertically integrated network of recycling facilities, steel mills and fabrication operations located in the U.S. The recycling facilities process ferrous and nonferrous scrap metals (collectively referred to as "raw materials") for use by manufacturers of new metal products. The steel mill operations consist of six electric arc furnace ("EAF") mini mills, three EAF micro mills and one rerolling mill. The steel mills manufacture finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural and other special sections and wire rod, as well as semi-finished billets for rerolling and forging applications (collectively referred to as "steel products"). The fabrication operations primarily fabricate rebar and steel fence posts and offer post-tension cable products (collectively referred to as "downstream products" in the context of the North America Steel Group segment). The general strategy in the North America Steel Group segment is to optimize the Company's vertically integrated value chain to maximize profitability by obtaining the lowest possible input costs and highest possible selling prices. The Company operates the recycling facilities to provide low-cost scrap to the steel mills and the fabrication operations to optimize the steel mill volumes. The North America Steel Group segment's products are sold primarily to steel mills and foundries, as well as construction, fabrication and other manufacturing industries.

Europe Steel Group

The Europe Steel Group segment is composed of a vertically integrated network of recycling facilities, an EAF mini mill and fabrication operations located in Poland. The scrap metal recycling facilities process ferrous scrap metals for use almost exclusively by the mini mill. The steel products manufactured by the mini mill include rebar, merchant bar and wire rod as well as semi-finished billets. The products manufactured by this segment's fabrication operations include fabricated rebar, wire mesh, assembled rebar cages and other fabricated rebar by-products (collectively referred to as "downstream products" in the context of the Europe Steel Group segment). The strategy in the Europe Steel Group segment is to optimize profitability of the products manufactured by the mini mill and is executed in the same manner as in the North America Steel Group segment. The Europe Steel Group segment's products are sold primarily to fabricators, manufacturers, distributors and construction companies.

Emerging Businesses Group

The Emerging Businesses Group segment's portfolio consists of CMC Construction ServicesTM products (collectively referred to as "construction products"), Tensar® products and solutions (collectively referred to as "ground stabilization solutions") and CMC Impact MetalsTM, CMC Anchoring Systems and performance reinforcing steel products (collectively referred to as "downstream products" in the context of the Emerging Businesses Group segment).

•CMC Construction ServicesTM operations sell and rent products and equipment used to execute construction projects. Primary customers include concrete installers and other businesses in the construction industry.
•Tensar® operations sell geogrids and Geopier® foundation systems. Geogrids are polymer-based products used for ground stabilization, soil reinforcement and asphalt optimization in construction applications, including roadways, public infrastructure and industrial facilities. Geopier® foundation systems are rammed aggregate pier and other foundation solutions that increase the load-bearing characteristics of ground structures and working surfaces and can be applied in soil types and construction situations in which traditional support methods are impractical or would make a project infeasible.
•CMC Impact MetalsTM operations manufacture heat-treated, high-strength steel products, such as high-strength bar for the truck trailer industry, special bar quality steel for the energy market and armor plate for military vehicles.
•CMC Anchoring Systems' operations supply custom engineered anchor cages, bolts and fasteners that are fabricated principally from rebar and are used primarily to secure high voltage electrical transmission poles to concrete foundations.
•The Company's group of performance reinforcing steel offerings include innovative products such as Galvabar® (galvanized rebar with a zinc alloy coating that provides corrosion protection and post-fabrication formability), ChromX® (designed for high-strength capabilities, corrosion resistance and a service life of more than 100 years) and CryoSteel® (a cryogenic reinforcing steel that exceeds minimum performance requirements for strength and ductility at extremely low temperatures).

The strategy in the Emerging Businesses Group segment is to provide construction-related solutions and value-added products with strong underlying growth fundamentals to serve domestic and international markets that are adjacent to those served by the vertically integrated operations in the North America Steel Group segment and the Europe Steel Group segment. To execute this strategy, the Company (i) develops proprietary products and solutions that deliver high value to customers by reducing costs and construction time, (ii) provides concrete-related construction products, equipment, and services and (iii) produces reinforcing steel products with increased strength, durability and corrosion resistance to support sustainable concrete construction.

As a result of the change in reportable segments, certain prior year amounts have been recast to conform to the current year presentation. Throughout this Form 10-Q, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company's change in reportable segments. The change in reportable segments had no impact on the Company’s condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity previously reported.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and disclosures.

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

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended February 29, 2024
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, December 1, 2023	$(102,552)	$90,813	$(12,999)	$(24,738)
Other comprehensive income (loss) before reclassifications(1)	1,341	(47,924)	(9)	(46,592)
Reclassification for gain(2)	—	(189)	—	(189)
Net other comprehensive income (loss)	1,341	(48,113)	(9)	(46,781)
Balance, February 29, 2024	$(101,211)	$42,700	$(13,008)	$(71,519)

	Six Months Ended February 29, 2024
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, September 1, 2023	$(126,045)	$135,257	$(12,990)	$(3,778)
Other comprehensive income (loss) before reclassifications(1)	24,834	(90,869)	(18)	(66,053)
Reclassification for gain(2)	—	(1,688)	—	(1,688)
Net other comprehensive income (loss)	24,834	(92,557)	(18)	(67,741)
Balance, February 29, 2024	$(101,211)	$42,700	$(13,008)	$(71,519)

	Three Months Ended February 28, 2023
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, December 1, 2022	$(204,468)	$199,317	$(5,038)	$(10,189)
Other comprehensive income (loss) before reclassifications(1)	11,628	23,957	(37)	35,548
Reclassification for gain(2)	—	(863)	—	(863)
Net other comprehensive income (loss)	11,628	23,094	(37)	34,685
Balance, February 28, 2023	$(192,840)	$222,411	$(5,075)	$24,496

	Six Months Ended February 28, 2023
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, September 1, 2022	$(245,897)	$138,242	$(6,796)	$(114,451)
Other comprehensive income before reclassifications(1)	53,057	92,002	1,721	146,780
Reclassification for gain(2)	—	(7,833)	—	(7,833)
Net other comprehensive income	53,057	84,169	1,721	138,947
Balance, February 28, 2023	$(192,840)	$222,411	$(5,075)	$24,496
__________________________________
(1) Other comprehensive income (loss) ("OCI") before reclassifications from derivatives is presented net of income tax benefit (expense) of $11.3 million and $21.4 million for the three and six months ended February 29, 2024, respectively, and $(5.4) million and $(21.2) million for the three and six months ended February 28, 2023, respectively. OCI before reclassifications from defined benefit pension plans is presented net of immaterial tax benefit (expense) for each period presented.
(2) Reclassifications for gains from derivatives included in net earnings are primarily recorded in cost of goods sold in the condensed consolidated statements of earnings and are presented net of immaterial tax expenses for each period presented.

NOTE 4. REVENUE RECOGNITION

The majority of the Company's revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. See Note 13, Segment Information, for further information about disaggregated revenue by the Company's major product lines.

Certain revenue from the Company's downstream products in the North America Steel Group segment is not recognized at a point in time. Revenue resulting from sales of fabricated rebar in the North America Steel Group segment is recognized over time, as discussed below. Revenue resulting from sales of steel fence posts and other downstream products in the North America Steel Group segment is recognized equal to billing under an available practical expedient.

Each of the North America Steel Group segment's fabricated rebar contracts represent a single performance obligation. Revenue from certain fabricated rebar contracts for which the Company provides fabricated product and installation services is recognized over time using an input measure. These contracts represented 8% of net sales in the North America Steel Group segment in each of the three and six months ended February 29, 2024 and February 28, 2023. Revenue from fabricated rebar contracts for which the Company does not provide installation services is recognized over time using an output measure. These contracts represented 10% and 11% of net sales in the North America Steel Group segment in the three and six months ended February 29, 2024, respectively, and 12% and 13% of net sales in the North America Steel Group segment in the three and six months ended February 28, 2023, respectively.

The following table provides information about assets and liabilities from contracts with customers recognized over time:

(in thousands)	February 29, 2024	August 31, 2023
Contract assets (included in accounts receivable)	$61,044	$67,641
Contract liabilities (included in accrued expenses and other payables)	26,047	28,377

The amount of revenue reclassified from August 31, 2023 contract liabilities during the six months ended February 29, 2024 was approximately $23.4 million.

Remaining Performance Obligations

As of February 29, 2024, revenue totaling $1.1 billion has been allocated to remaining performance obligations in the North America Steel Group segment related to contracts for which revenue is recognized using an input or output measure. Of this amount, the Company estimates that approximately 80% of the remaining performance obligations will be recognized in the twelve months following February 29, 2024, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America Steel Group, Europe Steel Group and Emerging Businesses Group segments are typically less than one year.
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

The components of inventories were as follows:

(in thousands)	February 29, 2024	August 31, 2023
Raw materials	$306,681	$261,619
Work in process	5,884	6,844
Finished goods	837,882	767,119
Total	$1,150,447	$1,035,582

Inventory write-down expense was $10.4 million and $5.5 million during the six months ended February 29, 2024 and February 28, 2023, respectively. The inventory write-downs primarily impacted the Europe Steel Group segment and were recorded in cost of goods sold in the condensed consolidated statements of earnings.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the table below. During the first quarter of 2024, the Company changed its reportable segments as described in Note 1, Nature of Operations and Accounting Policies. Concurrent with the change in reportable segments, the Company reassigned goodwill to the updated reporting units using a relative fair value approach, shown below:

(in thousands)	North America	Europe	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Consolidated
Goodwill, gross
Balance, September 1, 2023	$351,441	$44,561	$—	$—	$—	$396,002
Segment reassignment	(351,441)	(44,561)	126,915	4,075	265,012	—
Acquisition adjustments(1)	—	—	—	—	(2,305)	(2,305)
Foreign currency translation	—	—	—	133	(57)	76
Balance, February 29, 2024	—	—	126,915	4,208	262,650	393,773

Accumulated impairment
Balance, September 1, 2023	(10,036)	(145)	—	—	—	(10,181)
Segment reassignment	10,036	145	(9,542)	(146)	(493)	—
Foreign currency translation	—	—	—	(5)	—	(5)
Balance, February 29, 2024	—	—	(9,542)	(151)	(493)	(10,186)

Goodwill, net
Balance, September 1, 2023	341,405	44,416	—	—	—	385,821
Segment reassignment	(341,405)	(44,416)	117,373	3,929	264,519	—
Acquisition adjustments(1)	—	—	—	—	(2,305)	(2,305)
Foreign currency translation	—	—	—	128	(57)	71
Balance, February 29, 2024	$—	$—	$117,373	$4,057	$262,157	$383,587
__________________________________
(1) Measurement period adjustments related to the 2023 acquisitions which impacted the amount of goodwill originally reported.

The Company evaluated impairment indicators for the previous reporting units immediately prior to the change in reportable segments and concluded there were no indicators of impairment. Immediately after the change in reportable segments, the Company performed qualitative tests for five reporting units consisting of $285.0 million of goodwill and quantitative tests for three reporting units consisting of $100.8 million of goodwill. The results of the qualitative and quantitative tests indicated it was more likely than not that the fair value of all reporting units with goodwill exceeded their carrying values.

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	February 29, 2024	August 31, 2023
Trade names	$54,057	$54,056
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$57,207	$57,206

The change in the balance of intangible assets with indefinite lives from August 31, 2023 to February 29, 2024 was due to foreign currency translation adjustments.

Other intangible assets subject to amortization are detailed in the following table:

	February 29, 2024			August 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	$151,509	$34,603	$116,906	$150,445	$25,228	$125,217
Customer relationships	74,593	11,835	62,758	74,582	7,606	66,976
Patents	7,203	6,057	1,146	7,203	5,570	1,633
Perpetual lease rights	6,181	978	5,203	5,984	910	5,074
Trade names	3,309	1,300	2,009	3,287	1,129	2,158
Non-compete agreements	2,300	1,680	620	2,300	1,502	798
Other	224	128	96	224	125	99
Total	$245,319	$56,581	$188,738	$244,025	$42,070	$201,955

The foreign currency translation adjustments for intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets was $7.0 million and $14.5 million in the three and six months ended February 29, 2024, respectively, of which $4.7 million and $9.4 million, respectively, was recorded in cost of goods sold and $2.3 million and $5.1 million, respectively, was recorded in selling, general and administrative ("SG&A") expenses in the condensed consolidated statements of earnings. Amortization expense for intangible assets was $6.2 million and $12.3 million in the three and six months ended February 28, 2023, respectively, of which $4.7 million and $9.3 million, respectively, was recorded in cost of goods sold and $1.5 million and $3.0 million, respectively, was recorded in SG&A expenses in the condensed consolidated statements of earnings. Estimated amounts of amortization expense for intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2024	$13,812
2025	26,568
2026	25,345
2027	25,248
2028	23,521

NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of February 29, 2024	February 29, 2024	August 31, 2023
2030 Notes	4.125%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Short-term borrowings	(1)	378	8,419
Other	4.547%	15,861	16,042
Finance leases	5.092%	109,911	95,470
Total debt		1,171,210	1,164,991
Less unamortized debt issuance costs		(13,956)	(14,840)
Plus unamortized bond premium		4,550	4,646
Total amounts outstanding		1,161,804	1,154,797
Less current maturities of long-term debt and short-term borrowings		(35,588)	(40,513)
Long-term debt		$1,126,216	$1,114,284
__________________________________
(1) The weighted average interest rate of short-term borrowings as of February 29, 2024 and August 31, 2023 was 6.790% and 7.800%, respectively.

The Company's credit arrangements require compliance with certain covenants, including an interest coverage ratio and a debt to capitalization ratio. At February 29, 2024, the Company was in compliance with all financial covenants in its credit arrangements.

Capitalized interest was $1.2 million and $2.4 million during the three and six months ended February 29, 2024, respectively, compared to $5.4 million and $10.0 million, respectively, during the corresponding periods.

Credit Facilities

The Company has a Sixth Amended and Restated Credit Agreement (the "Credit Agreement") with a revolving credit facility (the "Revolver") of $600.0 million. The Company had no amounts drawn under the Revolver at February 29, 2024 or August 31, 2023. The availability under the Revolver was reduced by outstanding stand-by letters of credit totaling $0.9 million at each of February 29, 2024 and August 31, 2023. The Credit Agreement also provided for a delayed draw senior secured term loan facility with a maximum principal amount of $200.0 million, which expired undrawn in October 2023, in accordance with its terms.

The Company has credit facilities in Poland through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At February 29, 2024 and August 31, 2023, CMCP's credit facilities totaled PLN 600.0 million, or $150.2 million and $145.4 million, respectively. There were no amounts outstanding under these facilities as of February 29, 2024 or August 31, 2023. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $1.5 million and $16.3 million at February 29, 2024 and August 31, 2023, respectively.

Accounts Receivable Facility

The Poland accounts receivable facility had a limit of PLN 288.0 million, or $72.1 million and $69.8 million, at February 29, 2024 and August 31, 2023, respectively. The Company had immaterial amounts outstanding under the Poland accounts receivable facility at February 29, 2024, compared to PLN 34.7 million, or $8.4 million, advance payments outstanding at August 31, 2023.

NOTE 8. DERIVATIVES

At February 29, 2024 and August 31, 2023, the notional values of the Company's commodity contract commitments were $478.9 million and $456.4 million, respectively. At February 29, 2024 and August 31, 2023, the notional values of the Company's foreign currency contract commitments were $233.6 million and $221.4 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at February 29, 2024:

Commodity	Position	Total
Aluminum	Long	2,750	MT
Aluminum	Short	1,550	MT
Copper	Long	442	MT
Copper	Short	10,455	MT
Electricity	Long	3,204,000	MW(h)
Natural Gas	Long	4,830,600	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Metric Million British thermal unit

The following table summarizes the location and amounts of the fair value of the Company's derivative instruments reported in the condensed consolidated balance sheets:

(in thousands)	Primary Location	February 29, 2024	August 31, 2023
Derivative assets:
Commodity	Prepaid and other current assets	$7,410	$11,427
Commodity	Other noncurrent assets	79,859	184,261
Foreign exchange	Prepaid and other current assets	951	1,898
Derivative liabilities:
Commodity	Accrued expenses and other payables	$5,124	$2,983
Commodity	Other noncurrent liabilities	1,055	1,085
Foreign exchange	Accrued expenses and other payables	2,199	2,566

The decrease in fair value of the Company's commodity derivatives reported within other noncurrent assets is primarily due to the decrease in the value of a significant input used to measure the fair value of the Company's Level 3 commodity derivatives at February 29, 2024 as compared to August 31, 2023. See Note 9, Fair Value, for further discussion of the measurement of the fair value of the Company's Level 3 commodity derivatives.

The following table summarizes activities related to the Company's derivatives not designated as hedging instruments recognized in the condensed consolidated statements of earnings. All other activity related to the Company's derivatives not designated as hedging instruments was immaterial for the periods presented.

		Three Months Ended		Six Months Ended
Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)	Primary Location	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Commodity	Cost of goods sold	$782	$(5,995)	$710	$(9,080)
Foreign exchange	SG&A expenses	443	2,947	3,982	6,409

The following tables summarize activities related to the Company's derivatives designated as cash flow hedging instruments recognized in the condensed consolidated statements of comprehensive income and condensed consolidated statements of earnings. Amounts presented do not include the effects of foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Recognized in OCI, Net of Income Taxes (in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Commodity	$(47,932)	$23,950	$(90,884)	$91,989
Foreign exchange	8	7	15	13

		Three Months Ended		Six Months Ended
Gain on Derivatives Designated as Cash Flow Hedging Instruments Reclassified from AOCI into Net Earnings (in thousands)	Primary Location	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Commodity	Cost of goods sold	$136	$1,011	$1,901	$9,616
Foreign exchange	SG&A expenses	61	59	122	120

The Company's natural gas commodity derivatives accounted for as cash flow hedging instruments have maturities extending to February 2027. The Company's electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to December 2034. Included in the AOCI balance as of February 29, 2024 was an estimated net gain of $2.7 million from cash flow hedging instruments that is expected to be reclassified into net earnings within the twelve months following February 29, 2024. Cash flows associated with the cash flow hedging instruments are recorded as a component of cash flows from operating activities in the condensed consolidated statements of cash flows. See Note 9, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
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

The Company presents the fair value of its derivative contracts on a net-by-counterparty basis when a legal right to offset exists under an enforceable netting agreement. The following table summarizes information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of February 29, 2024:
Assets:
Investment deposit accounts(1)	$508,855	$508,855	$—	$—
Commodity derivative assets(2)	87,269	952	—	86,317
Foreign exchange derivative assets(2)	951	—	951	—
Liabilities:
Commodity derivative liabilities(2)	6,179	6,179	—	—
Foreign exchange derivative liabilities(2)	2,199	—	2,199	—

As of August 31, 2023:
Assets:
Investment deposit accounts(1)	$508,227	$508,227	$—	$—
Commodity derivative assets(2)	195,689	1,264	—	194,425
Foreign exchange derivative assets(2)	1,898	—	1,898	—
Liabilities:
Commodity derivative liabilities(2)	4,068	4,068	—	—
Foreign exchange derivative liabilities(2)	2,566	—	2,566	—

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

The fair value estimate of the Level 3 commodity derivatives are based on internally developed discounted cash flow models primarily utilizing unobservable inputs for which there is little or no market data. The Company forecasts future energy rates using a range of historical prices (the "floating rate"), which is the only significant unobservable input used in the Company's discounted cash flow models. Significantly higher or lower floating rates could have resulted in a material difference in the fair value measurement. The following table summarizes the range of floating rates used to measure the fair value of the Level 3 commodity derivatives at February 29, 2024 and August 31, 2023, which are applied uniformly across each of our Level 3 commodity derivatives:

	Floating rate (PLN)
	Low	High	Average
February 29, 2024	334	574	468
August 31, 2023	480	855	630

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time causes volatility in the fair value estimates and is the primary reason for unrealized gains and losses included in OCI in the three and six months ended February 29, 2024 and February 28, 2023, respectively.

(in thousands)	Three Months Ended February 29, 2024
Balance, December 1, 2023	$144,357
Total activity, realized and unrealized:
Unrealized holding loss before reclassification(1)	(56,481)
Reclassification for gain included in net earnings(2)	(1,559)
Balance, February 29, 2024	$86,317

(in thousands)	Six Months Ended February 29, 2024
Balance, September 1, 2023	$194,425
Total activity, realized and unrealized:
Unrealized holding loss before reclassification(1)	(103,758)
Reclassification for gain included in net earnings(2)	(4,350)
Balance, February 29, 2024	$86,317

(in thousands)	Three Months Ended February 28, 2023
Balance, December 1, 2022	$241,466
Total activity, realized and unrealized:
Unrealized holding gain before reclassification(1)	40,085
Reclassification for gain included in net earnings(2)	(709)
Balance, February 28, 2023	$280,842

(in thousands)	Six Months Ended February 28, 2023
Balance, September 1, 2022	$143,500
Total activity, realized and unrealized:
Unrealized holding gain before reclassification(1)	144,282
Reclassification for gain included in net earnings(2)	(6,940)
Balance, February 28, 2023	$280,842
__________________________________
(1) Unrealized holding gain (loss), net of foreign currency translation, less amounts reclassified are included in net unrealized gain (loss) on derivatives in the condensed consolidated statements of comprehensive income.
(2) Gains included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

There were no material non-recurring fair value remeasurements during the three or six months ended February 29, 2024 or February 28, 2023.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $1.0 billion and $935.6 million, respectively, at February 29, 2024, and $1.0 billion and $900.9 million, respectively, at August 31, 2023. The Company estimates these fair values based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, and as a result, their carrying values approximate fair values.
NOTE 10. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described in Note 13, Stock-Based Compensation Plans, to the consolidated financial statements in the 2023 Form 10-K. In general, restricted stock units vest ratably over a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of the Company's Board of Directors (the "Board"), performance stock units vest after a period of three years.

Information for restricted stock units and performance stock units accounted for as equity awards during the six months ended February 29, 2024 is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of August 31, 2023	1,777,591	$37.01
Granted	1,080,837	47.71
Vested	(1,235,399)	37.93
Forfeited	(26,529)	40.63
Outstanding as of February 29, 2024	1,596,500	$43.49

The Company granted 188,453 equivalent shares in the form of restricted stock units and performance stock units accounted for as liability awards during the six months ended February 29, 2024. At February 29, 2024, the Company had outstanding 460,093 equivalent shares accounted for under the liability method. The Company expects 437,088 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in SG&A expenses in the Company's condensed consolidated statements of earnings:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Stock-based compensation expense	$14,988	$16,949	$23,047	$33,624

NOTE 11. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The Company's calculation of basic earnings per share ("EPS") and diluted EPS are described in Note 16, Earnings Per Share, to the consolidated financial statements in the 2023 Form 10-K.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net earnings	$85,847	$179,849	$262,120	$441,623

Average basic shares outstanding	116,396,530	117,224,517	116,584,235	117,249,266
Effect of dilutive securities	1,127,583	1,498,742	1,467,014	1,735,832
Average diluted shares outstanding	117,524,113	118,723,259	118,051,249	118,985,098

Earnings per share:
Basic	$0.74	$1.53	$2.25	$3.77
Diluted	0.73	1.51	2.22	3.71

For all periods presented above, the Company had immaterial anti-dilutive shares, which were not included in the computation of average diluted shares outstanding.
In October 2021, the Board approved a share repurchase program under which the Company was authorized to repurchase up to $350.0 million of shares of CMC common stock. In January 2024, the Board authorized an increase of $500.0 million to the existing share repurchase program. During the three and six months ended February 29, 2024, the Company repurchased 945,205 and 1,566,848 shares of CMC common stock, at an average purchase price of $50.72 and $48.73 per share, respectively. The Company had remaining authorization to repurchase $510.4 million of shares of CMC common stock at February 29, 2024.
NOTE 12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters, such as those described below. CMC expenses legal fees as they are incurred.

Legal Proceeding

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the United States District Court for the Northern District of California alleging that Commercial Metals Company, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages, fees and costs. Fact and expert discovery are complete, and summary judgment briefing and arguments are under advisement by the court. Pending the resolution of summary judgment, a jury trial is scheduled for July 2024. The Company believes that it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

Other Matters

At February 29, 2024 and August 31, 2023, the amounts accrued for cleanup and remediation costs at certain sites in response to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $4.1 million and $4.5 million at February 29, 2024 and August 31, 2023, respectively, of which $1.8 million and $2.0 million were classified as other noncurrent liabilities as of February 29, 2024 and August 31, 2023, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.
NOTE 13. SEGMENT INFORMATION

The Company structures its business into three reportable segments: North America Steel Group, Europe Steel Group and Emerging Businesses Group. See Note 1, Nature of Operations and Accounting Policies, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Other revenue resulting from the Company's New Markets Tax Credit ("NMTC") transactions are reflected in Corporate and Other net sales and are described in Note 9, New Markets Tax Credit Transactions, to the consolidated financial statements in the 2023 Form 10-K. In addition to other revenue from NMTC transactions, "Corporate and Other expenses" contains unallocated corporate amounts, such as earnings or losses resulting from the Company's Benefit Restoration Plan assets and liabilities and short-term investments, expenses of the Company's corporate headquarters, interest expense related to long-term debt and intercompany eliminations. Prior period balances in the tables below have been recast to reflect current period presentation, as described in Note 1, Nature of Operations and Accounting Policies.

The following is a summary of certain financial information by reportable segment and Corporate and Other, as applicable:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net sales from external customers:
North America Steel Group	$1,486,202	$1,503,774	$3,078,852	$3,167,935
Europe Steel Group	192,500	337,560	417,675	724,063
Emerging Businesses Group	155,994	153,598	333,233	324,132
Reportable segments total	1,834,696	1,994,932	3,829,760	4,216,130
Corporate and Other	13,591	23,071	21,578	29,186
Total	$1,848,287	$2,018,003	$3,851,338	$4,245,316

Adjusted EBITDA:
North America Steel Group	$222,294	$274,240	$489,114	$624,027
Europe Steel Group	(8,611)	11,469	30,331	72,717
Emerging Businesses Group	17,929	26,551	48,791	57,977
Reportable segments total	$231,612	$312,260	$568,236	$754,721

	February 29, 2024	August 31, 2023
Total assets:
North America Steel Group	$4,252,618	$4,166,521
Europe Steel Group	739,354	927,468
Emerging Businesses Group	837,668	874,330
Reportable segments total	5,829,640	5,968,319
Corporate and Other	832,625	670,775
Total	$6,662,265	$6,639,094

The following table presents a reconciliation of net earnings to adjusted EBITDA from the reportable segments:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net earnings	$85,847	$179,849	$262,120	$441,623
Interest expense	11,878	9,945	23,634	22,990
Income taxes	31,072	55,641	79,494	132,366
Depreciation and amortization	68,299	51,216	137,485	102,399
Asset impairments	4	36	4	45
Corporate and Other expenses	34,512	15,573	65,499	55,298
Adjusted EBITDA reportable segments	$231,612	$312,260	$568,236	$754,721

Disaggregation of Revenue

The following tables display revenue by reportable segment and Corporate and Other from external customers, disaggregated by major product:

	Three Months Ended February 29, 2024
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$325,006	$4,137	$—	$—	$329,143
Steel products	612,308	158,180	—	—	770,488
Downstream products	513,253	23,517	40,507	—	577,277
Construction products	—	—	65,467	—	65,467
Ground stabilization solutions	—	—	45,135	—	45,135
Other	35,635	6,666	4,885	13,591	60,777
Net sales from external customers	1,486,202	192,500	155,994	13,591	1,848,287
Intersegment net sales, eliminated on consolidation	18,904	1,058	7,453	(27,415)	—
Net sales	$1,505,106	$193,558	$163,447	$(13,824)	$1,848,287

	Six Months Ended February 29, 2024
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$638,661	$7,851	$—	$—	$646,512
Steel products	1,270,068	333,712	—	—	1,603,780
Downstream products	1,090,255	62,145	78,053	—	1,230,453
Construction products	—	—	143,226	—	143,226
Ground stabilization solutions	—	—	102,458	—	102,458
Other	79,868	13,967	9,496	21,578	124,909
Net sales from external customers	3,078,852	417,675	333,233	21,578	3,851,338
Intersegment net sales, eliminated on consolidation	38,541	1,634	12,240	(52,415)	—
Net sales	$3,117,393	$419,309	$345,473	$(30,837)	$3,851,338

	Three Months Ended February 28, 2023
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$317,807	$4,894	$—	$—	$322,701
Steel products	628,806	272,607	—	—	901,413
Downstream products	515,492	50,128	25,530	—	591,150
Construction products	—	—	75,431	—	75,431
Ground stabilization solutions	—	—	48,914	—	48,914
Other(1)	41,669	9,931	3,723	23,071	78,394
Net sales from external customers	1,503,774	337,560	153,598	23,071	2,018,003
Intersegment net sales, eliminated on consolidation	21,713	663	7,146	(29,522)	—
Net sales	$1,525,487	$338,223	$160,744	$(6,451)	$2,018,003

	Six Months Ended February 28, 2023
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$611,127	$9,761	$—	$—	$620,888
Steel products	1,332,400	584,543	—	—	1,916,943
Downstream products	1,134,459	109,710	50,338	—	1,294,507
Construction products	—	—	158,998	—	158,998
Ground stabilization solutions	—	—	107,993	—	107,993
Other(1)	89,949	20,049	6,803	29,186	145,987
Net sales from external customers	3,167,935	724,063	324,132	29,186	4,245,316
Intersegment net sales, eliminated on consolidation	47,567	1,195	15,924	(64,686)	—
Net sales	$3,215,502	$725,258	$340,056	$(35,500)	$4,245,316
_______________________________
(1) Other revenue during the three and six months ended February 28, 2023 includes $17.7 million derived from the Company's NMTC transactions. See Note 9, New Markets Tax Credit Transactions, to the consolidated financial statements in the 2023 Form 10-K for further information.
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

Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the relevant three or six month period ended February 28, 2023. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.
BUSINESS CONDITIONS AND DEVELOPMENTS

Change in Reportable Segments

During the first quarter of 2024, we changed our reportable segments to reflect a change in the manner in which our business is managed. Based on changes to our organizational structure, the evolution of our solutions offerings outside of traditional steel products, the growing importance of non-steel solutions to our financial results and future outlook and how our chief operating decision maker, our President and Chief Executive Officer, reviews operating results and makes decisions about resource allocation, the Company now has three reportable segments that represent the primary businesses reported in our condensed consolidated financial statements: North America Steel Group, Europe Steel Group and Emerging Businesses Group. See the section titled "Results of Operations Summary" below for more information regarding our reportable segments. As a result of this change, certain prior year amounts have been recast to conform to the current year presentation. Throughout this Form 10-Q, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company's change in reportable segments.

Chief Executive Officer Transition

Effective September 1, 2023, Peter R. Matt, our then President, assumed the role of President and Chief Executive Officer, immediately following the retirement of Barbara R. Smith, our then Chief Executive Officer and Chairman of the Board of Directors (the "Board"). Mr. Matt has served as our President since April 9, 2023 and continues to serve as a member of the Board, which he joined in June 2020. Ms. Smith was appointed Executive Chairman of the Board, effective September 1, 2023. The transition from Ms. Smith to Mr. Matt followed the Company's formal succession planning process.

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

Capital Expenditures

During the fourth quarter of 2023, our third micro mill was placed into service. The new facility, located in Mesa, Arizona, allows us to more efficiently meet underlying West Coast and Pacific Northwest demand for steel products. Designed to produce both rebar and merchant bar, this micro mill is the first in the world to produce merchant bar quality products through a continuous production process. Initial commercial production of rebar commenced during commissioning, prior to the startup of merchant bar production, which commenced during the second quarter of 2024. The merchant bar products produced at this facility will consist of a wide variety of shapes and sizes of long steel, and, combined with rebar production, the capacity of this micro mill is approximately 40% greater than that of the other micro mills we have constructed. The micro mill will employ the latest technology in electric arc furnace ("EAF") power supply systems which will allow us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. Additionally, this micro mill is the Company’s first micro mill to utilize Q-ONE technology on an EAF, which provides energy efficiencies and precise electrical control during production, creating a stable and consistent output.

In December 2022, we announced that our planned fourth micro mill will be located in Berkeley County, West Virginia. This new micro mill will be geographically situated to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and will enhance our steel production capabilities by achieving synergies within the existing network of downstream fabrication plants. Site improvements and foundations for the micro mill are nearing completion. We expect this micro mill to be commissioned in late calendar 2025.

Russian Invasion of Ukraine

The Russian invasion of Ukraine did not have a direct material adverse impact on our business, financial condition or results of operations during the three or six months ended February 29, 2024 or February 28, 2023. Our Europe Steel Group segment has not experienced an interruption in energy supply and was able to identify alternate sources for a limited number of materials previously procured through Russia. However, the Russian invasion of Ukraine has led to economic slowdowns in Europe, including significant volatility in commodity prices and credit markets, as well as reductions in demand and supply chain interruptions, and has contributed to global inflation. We will continue to monitor disruptions in supply of energy and materials and the indirect effects on our operations of inflationary pressures, reductions in demand, foreign exchange rate fluctuations, commodity pricing, potential cybersecurity risks and sanctions resulting from the invasion.

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

RESULTS OF OPERATIONS SUMMARY

Business Overview

CMC is an innovative solutions provider helping build a stronger, safer and more sustainable world. Through an extensive manufacturing network principally located in the U.S. and Central Europe, the Company offers products and technologies to meet the critical reinforcement needs of the global construction sector. CMC’s solutions support construction across a wide variety of applications, including infrastructure, non-residential, residential, industrial and energy generation and transmission. Our operations are conducted through three reportable segments: North America Steel Group, Europe Steel Group and Emerging Businesses Group.

North America Steel Group

The North America Steel Group segment is composed of a vertically integrated network of recycling facilities, steel mills and fabrication operations located in the U.S.

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

Europe Steel Group
The Europe Steel Group segment is composed of a vertically integrated network of recycling facilities, an EAF mini mill and fabrication operations located in Poland.

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

Emerging Businesses Group

Our Emerging Businesses Group segment provides construction-related solutions and value-added products with strong, underlying growth fundamentals to serve domestic and international markets that are adjacent to those served by our vertically integrated operations in the North America Steel Group segment and the Europe Steel Group segment. The Emerging Businesses Group segment's portfolio consists of CMC Construction ServicesTM products (collectively referred to as "construction products"), Tensar® products and solutions (collectively referred to as "ground stabilization solutions") and CMC Impact MetalsTM, CMC Anchoring Systems and performance reinforcing steel products (collectively referred to as "downstream products" in the context of the Emerging Businesses Group segment).

•CMC Construction ServicesTM operations sell and rent construction-related products and equipment to concrete installers and other businesses in the construction industry.
•Tensar® operations sell geogrids and Geopier® foundation systems. Geogrids are polymer-based products used for ground stabilization, soil reinforcement and asphalt optimization in construction applications, including roadways, public infrastructure and industrial facilities. Geopier® foundation systems are rammed aggregate pier and other foundation solutions that increase the load-bearing characteristics of ground structures and working surfaces and can be applied in soil types and construction situations in which traditional support methods are impractical or would make a project infeasible.
•CMC Impact MetalsTM operations manufacture heat-treated, high-strength steel products, such as high-strength bar for the truck trailer industry, special bar quality steel for the energy market and armor plate for military vehicles.

•CMC Anchoring Systems' operations supply custom engineered anchor cages, bolts and fasteners that are fabricated principally from rebar and are used primarily to secure high voltage electrical transmission poles to concrete foundations.
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

Financial Results Overview

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net sales	$1,848,287	$2,018,003	$3,851,338	$4,245,316
Net earnings	85,847	179,849	262,120	441,623
Diluted earnings per share	$0.73	$1.51	$2.22	$3.71

Net sales decreased $169.7 million, or 8%, for the three months ended February 29, 2024, compared to the corresponding period, and decreased $394.0 million, or 9%, for the six months ended February 29, 2024, compared to the corresponding period. See discussions below, labeled North America Steel Group, Europe Steel Group and Emerging Businesses Group within our Segment Operating Data section, for further information on our period-over-period net sales results.

During the three and six months ended February 29, 2024, we achieved net earnings of $85.8 million and $262.1 million, respectively, compared to net earnings of $179.8 million and $441.6 million, respectively, during the corresponding periods. The change in net earnings in the three and six months ended February 29, 2024, compared to the corresponding periods, was primarily due to compression in steel products metal margins in both our North America Steel Group segment and Europe Steel Group segment, driven by decreases in steel products average selling prices, while the cost of ferrous scrap utilized per ton increased. The year-over-year change in net earnings includes $66.3 million of government assistance recognized in the Europe Steel Group segment during the six months ended February 29, 2024, compared to $9.5 million of government assistance recognized in the corresponding period.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased $16.6 million and $22.8 million during the three and six months ended February 29, 2024, respectively, compared to the corresponding periods. Contributing to the period-over-period increases were $2.9 million and $6.6 million of incremental SG&A expenses from the 2023 acquisitions in the three and six months ended February 29, 2024, respectively, compared to the expenses recorded during the corresponding periods. Additionally, as compared to the respective corresponding periods, the three and six months ended February 29, 2024 included $4.2 million and $4.4 million of increased benefit restoration plan expenses and $2.9 million and $3.0 million of increased professional services expenses. The increase in SG&A expenses during the six months ended February 29, 2024 was offset, in part, by a $4.2 million pension plan settlement charge in the six months ended February 28, 2023, with no such settlement charge in the six months ended February 29, 2024. The remaining fluctuations in SG&A expenses during the three and six months ended February 29, 2024, compared to the corresponding periods, were due to multiple factors of which no single category was material.

Interest Expense

Interest expense increased by $1.9 million during the three months ended February 29, 2024, compared to the corresponding period, and remained relatively flat during the six months ended February 29, 2024, compared to the corresponding period. While quarter-over-quarter interest expense decreased by $2.7 million due to a lower average balance of long-term debt outstanding during the second quarter of 2024 compared to the corresponding period, this decrease was offset by a $4.2 million reduction in capitalized interest during the three months ended February 29, 2024, compared to the corresponding period.

Income Taxes

The effective income tax rates for the three and six months ended February 29, 2024 were 26.6% and 23.3%, respectively, compared to 23.6% and 23.1%, respectively, in the corresponding periods. The increase for the three months ended February 29, 2024, compared with the corresponding period, is due to multiple factors of which no single item was material. The effective income tax rate remained relatively flat for the six months ended February 29, 2024 when compared to the corresponding period.

SEGMENT OPERATING DATA
The operational data by product category presented in the North America Steel Group and Europe Steel Group tables below is calculated using averages during each period presented. See Note 13, Segment Information, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on our reportable segments.

North America Steel Group

	Three Months Ended		Six Months Ended
(in thousands, except per ton amounts)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net sales from external customers	$1,486,202	$1,503,774	$3,078,852	$3,167,935
Adjusted EBITDA	222,294	274,240	489,114	624,027

External tons shipped
Raw materials	347	321	721	637
Rebar	460	425	982	886
Merchant bar and other	234	235	464	478
Steel products	694	660	1,446	1,364
Downstream products	316	315	662	697

Average selling price (per ton)
Raw materials	$880	$868	$829	$846
Steel products	905	985	898	1,003
Downstream products	1,358	1,421	1,374	1,409

Cost of ferrous scrap utilized per ton	$379	$346	$361	$335
Steel products metal margin per ton	526	639	537	668

Net sales from external customers in our North America Steel Group segment decreased 1% and 3% during the three and six months ended February 29, 2024, respectively, compared to the corresponding periods. The decreases primarily resulted from a reduction in steel products average selling prices per ton of 8% and 10% during the three and six months ended February 29, 2024, respectively, compared to the corresponding periods, and reductions in downstream products average selling prices per ton, compared to the corresponding periods, in both cases due to increased competitive pricing in our key markets. These reductions in net sales from external customers driven by lower average selling prices were partially offset by increased shipments of raw materials and steel products in both periods presented due to strong construction activity and demand in our end-use markets.

During the three and six months ended February 29, 2024, we achieved adjusted EBITDA of $222.3 million and $489.1 million, respectively, compared to adjusted EBITDA of $274.2 million and $624.0 million, during the respective corresponding periods. The decrease in adjusted EBITDA during the three and six months ended February 29, 2024 was primarily due to an 18% and a 20% erosion of steel products metal margin per ton, respectively, compared to the corresponding periods, and 9% and 6% decreases in downstream products margin over scrap per ton, respectively, compared to the corresponding periods. The decreased margins resulted from the decreased steel products and downstream products average selling prices per ton mentioned above, combined with increases in the cost of ferrous scrap during both periods.

Europe Steel Group

	Three Months Ended		Six Months Ended
(in thousands, except per ton amounts)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net sales from external customers	$192,500	$337,560	$417,675	$724,063
Adjusted EBITDA	(8,611)	11,469	30,331	72,717

External tons shipped
Rebar	64	183	186	387
Merchant bar and other	211	253	432	522
Steel products	275	436	618	909

Average selling price (per ton)
Steel products	$673	$756	$651	$775

Cost of ferrous scrap utilized per ton	$394	$389	$380	$377
Steel products metal margin per ton	279	367	271	398

Net sales from external customers in our Europe Steel Group segment decreased $145.1 million, or 43%, and $306.4 million, or 42%, during the three and six months ended February 29, 2024, respectively, compared to the corresponding periods. The decreases were primarily due to reductions in steel products shipment volumes of 37% and 32% during the three and six months ended February 29, 2024, respectively, compared to the corresponding periods, and reductions in steel products average selling prices per ton of 11% and 16% during the three and six months ended February 29, 2024, respectively, compared to the corresponding periods. The slowdown in demand and reduced steel products average selling prices per ton were driven by the indirect impacts of macroeconomic factors affecting the business climate in European end markets, such as inflation and rising interest rates, which resulted in lower construction and industrial activity. During both the three and six months ended February 29, 2024, overall, the U.S. dollar weakened compared to the Polish zloty. Using actual results for the three and six months ended February 29, 2024, measured at the comparable periods' average currency rates, foreign currency translation would result in decreases in net sales from external customers of approximately $18.0 million and $43.7 million for the three and six months ended February 29, 2024, respectively.

Adjusted EBITDA for the three and six months ended February 29, 2024 decreased $20.1 million and $42.4 million, respectively, compared to the corresponding periods. The adjusted EBITDA loss of $8.6 million in the three months ended February 29, 2024 resulted primarily from a decrease in steel products metal margin per ton of $88, or 24%, during the three months ended February 29, 2024, compared to the corresponding period. Steel products metal margin per ton also decreased $127, or 32%, during the six months ended February 29, 2024, compared to the corresponding period. Both decreases were a result of the declines in steel products average selling prices described above, while the cost of ferrous scrap utilized per ton remained relatively flat. Adjusted EBITDA for the three and six months ended February 29, 2024 was also negatively impacted by lower shipment volumes compared to the corresponding periods, as described above. Offsetting the impact of the decrease in steel products metal margin per ton, results during the six months ended February 29, 2024 benefited from government assistance programs established to offset the rising costs of electricity and natural gas and the indirect costs of rising carbon emission rights included in energy costs. The government assistance recognized under the programs during the six months ended February 29, 2024 was $66.3 million, compared to $9.5 million of government assistance recognized in the six months ended February 28, 2023. Using actual results for the three and six months ended February 29, 2024, measured at the comparable periods' average currency rates, foreign currency translation would result in an immaterial change to adjusted EBITDA loss during the three months ended February 29, 2024 and a decrease in adjusted EBITDA of approximately $4.1 million for the six months ended February 29, 2024.

Emerging Businesses Group

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net sales from external customers	$155,994	$153,598	$333,233	$324,132
Adjusted EBITDA	17,929	26,551	48,791	57,977

Net sales from external customers in our Emerging Businesses Group segment increased $2.4 million, or 2%, for the three months ended February 29, 2024, compared to the corresponding period, and increased $9.1 million, or 3%, for the six months ended February 29, 2024, compared to the corresponding period. The acquired CMC Anchoring Systems operations contributed to the year-over-year changes by providing $12.0 million and $24.7 million of net sales from external customers in the three and six months ended February 29, 2024, respectively, with no such activity in the corresponding periods. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the acquisition of CMC Anchoring Systems. These increases were offset, in part, by decreases in net sales from CMC Construction Services' operations for the three and six months ended February 29, 2024, respectively, compared to the corresponding periods, primarily resulting from job site delays caused by weather disruptions. Our Tensar operations also experienced reduced net sales for the three and six months ended February 29, 2024, compared to the corresponding periods, due to weather-related shipment disruptions in the U.S. and economic conditions in international markets.

Adjusted EBITDA decreased $8.6 million, or 32%, for the three months ended February 29, 2024, compared to the corresponding period, and decreased $9.2 million, or 16%, for the six months ended February 29, 2024, compared to the corresponding period. The decreases in adjusted EBITDA for the three and six months ended February 29, 2024, compared to the corresponding periods, were primarily a result of the decline in net sales from external customers for CMC Construction Services and our Tensar operations as described above, which impacted fixed cost leverage, and more than offset the positive contribution from the acquired CMC Anchoring Systems operations.

Corporate and Other

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Adjusted EBITDA loss	$(34,512)	$(15,573)	$(65,499)	$(55,298)

Adjusted EBITDA loss for Corporate and Other increased $18.9 million and $10.2 million during the three and six months ended February 29, 2024, respectively, compared to the corresponding periods. The increase in adjusted EBITDA loss during each period is partially due to the recognition of $17.7 million of other revenue from our New Markets Tax Credit (“NMTC”) transactions during the three and six months ended February 28, 2023, with no such transactions in the three and six months ended February 29, 2024. Additionally, there were $4.1 million and $6.6 million of increased professional services expenses during the three and six months ended February 29, 2024, compared to the respective corresponding periods. These increases to adjusted EBITDA loss were offset by $3.9 million and $7.7 million of increased interest income on short-term investments during the three and six months ended February 29, 2024, respectively, compared to the corresponding periods. Additionally, the six months ended February 28, 2023 included a $4.2 million pension plan settlement charge, with no such settlement charge in the six months ended February 29, 2024.

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

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 11% of total trade receivables at February 29, 2024.

We use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 8, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q for further information.

The table below reflects our sources, facilities and availability of liquidity at February 29, 2024. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$638,261	$638,261
Notes due from 2030 to 2032	900,000	(1)
Revolver	600,000	599,057
Series 2022 Bonds, due 2047	145,060	—
Poland credit facilities	150,218	148,751
Poland accounts receivable facility	72,105	71,727
__________________________________
(1) We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.

We continually review our capital resources to determine whether we can meet our short and long-term goals. We anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, invest in the development of new micro mills, pay dividends, fund potential expenditures in connection with litigation or other legal proceedings and opportunistically repurchase shares for at least the next twelve months. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

We estimate that our 2024 capital spending will range from $550 million to $600 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

In January 2024, our Board authorized an increase of $500.0 million to the existing share repurchase program. We had remaining authorization to repurchase $510.4 million of shares of CMC common stock at February 29, 2024. See Note 11, Stockholders' Equity and Earnings per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At February 29, 2024, we believe we were in compliance with all covenants contained in our credit arrangements.

As of February 29, 2024 and August 31, 2023, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Operating Activities
Net cash flows from operating activities were $350.0 million and $558.9 million for the six months ended February 29, 2024 and February 28, 2023, respectively. Contributing to the change was a decrease in net earnings of $179.5 million year-over-year and a $25.0 million decrease in deferred income taxes and other long-term taxes. Additionally, there was a $49.0 million year-over-year net increase in cash used by operating assets and liabilities. Cash used by inventory increased year-over-year due to both greater inventory volumes and prices during a higher scrap price environment in the second quarter of 2024 compared to the corresponding period, offset, in part, by a year-over-year decrease in cash used by accounts payable, accrued expenses and other payables. These reductions to cash flows from operating activities were offset, in part, by $35.1 million of additional depreciation and amortization expense year-over-year, primarily attributable to our third micro mill being placed into service during the fourth quarter of 2023.

Investing Activities
Net cash flows used by investing activities were $158.5 million and $352.6 million for the six months ended February 29, 2024 and February 28, 2023, respectively. The fluctuation in net cash flows used by investing activities was driven by a $65.2 million decrease in cash used by acquisitions during the six months ended February 29, 2024, compared to the corresponding period, along with a $128.5 million reduction of capital expenditures during the six months ended February 29, 2024, compared to the corresponding period. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information about the acquisitions completed during the corresponding period.

Financing Activities
Net cash flows used by financing activities were $147.8 million and $283.7 million for the six months ended February 29, 2024 and February 28, 2023, respectively. The $135.9 million decrease in net cash flows used by financing activities during the six months ended February 29, 2024, compared to the corresponding period, included a $143.1 million decrease in repayments of long-term debt, offset, in part, by a $10.0 million increase in treasury stock acquired under the share repurchase program and a $4.7 million increase in net repayments under our Polish accounts receivable facility. See Note 11, Stockholders' Equity and Earnings per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program and Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding our Polish accounts receivable facility.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. The amount and composition of our material cash commitments have not changed materially since those disclosed in the 2023 Form 10-K.
Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At February 29, 2024, we had committed $41.7 million under these arrangements, of which $0.9 million reduced availability under the Revolver (as defined in Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).
CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments because of some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. See Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on pending litigation and other matters.

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
•our ability to successfully manage leadership transitions;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2023 Form 10-K.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended February 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the United States District Court for the Northern District of California alleging that Commercial Metals Company, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages, fees and costs. Fact and expert discovery are complete, and summary judgment briefing and arguments are under advisement by the court. Pending the resolution of summary judgment, a jury trial is scheduled for July 2024. The Company believes that it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

With respect to administrative or judicial proceedings arising under any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, the Company has determined that it will disclose any such proceeding to which a governmental authority is a party if it reasonably believes such proceeding could result in monetary sanctions, exclusive of interest and costs, of at least $1.0 million. The Company believes that this threshold is reasonably designed to result in disclosure of environmental proceedings that are material to the Company's business or financial condition. Applying this threshold, there were no environmental matters to disclose for this period.
ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2023 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended February 29, 2024.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
December 1, 2023 - December 31, 2023	270,058	$47.41	270,058	$45,509,040
January 1, 2024 - January 31, 2024	299,399	50.52	299,399	530,383,288
February 1, 2024 - February 29, 2024	375,748	53.25	375,748	510,374,682
	945,205		945,205
__________________________________
(1) On October 13, 2021, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. On January 10, 2024, the Company announced that the Board authorized an increase of $500.0 million to the existing share repurchase program. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 11, Stockholders' Equity and Earnings per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended February 29, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

COMMERCIAL METALS COMPANY

March 26, 2024	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)