Form 10-Q
period 2024-05-31
COMMERCIAL METALS Co
filed 2024-06-25
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
Yes  ☐    No  ☒
As of June 20, 2024, 114,992,420 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net sales	$2,078,485	$2,344,989	$5,929,823	$6,590,305
Costs and operating expenses:
Cost of goods sold	1,738,086	1,862,299	4,894,200	5,203,476
Selling, general and administrative expenses	167,975	163,742	497,951	470,902
Interest expense	12,117	8,878	35,751	31,868
Net costs and operating expenses	1,918,178	2,034,919	5,427,902	5,706,246
Earnings before income taxes	160,307	310,070	501,921	884,059
Income taxes	40,867	76,099	120,361	208,465
Net earnings	$119,440	$233,971	$381,560	$675,594

Earnings per share:
Basic	$1.03	$2.00	$3.28	$5.76
Diluted	1.02	1.98	3.25	5.69

Average basic shares outstanding	115,529,942	117,066,623	116,228,826	117,192,710
Average diluted shares outstanding	116,664,885	118,397,899	117,583,055	118,747,084
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2024	2023	2024	2023
Net earnings	$119,440	$233,971	$381,560	$675,594
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	9,845	42,723	34,679	95,780
Derivatives:
Net unrealized holding gain (loss)	(29,559)	(11,848)	(120,428)	80,154
Reclassification for realized (gain) loss	553	(295)	(1,135)	(8,128)
Net unrealized gain (loss) on derivatives	(29,006)	(12,143)	(121,563)	72,026
Defined benefit plans gain (loss) after amortization of prior service costs	(9)	(94)	(27)	1,627
Total other comprehensive income (loss), net of income taxes	(19,170)	30,486	(86,911)	169,433
Comprehensive income	$100,270	$264,457	$294,649	$845,027
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	May 31, 2024	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$698,338	$592,332
Accounts receivable (less allowance for doubtful accounts of $4,375 and $4,135)	1,182,269	1,240,217
Inventories, net	1,075,176	1,035,582
Prepaid and other current assets	283,845	276,024
Total current assets	3,239,628	3,144,155
Property, plant and equipment, net	2,511,865	2,409,360
Intangible assets, net	239,691	259,161
Goodwill	383,900	385,821
Other noncurrent assets	335,147	440,597
Total assets	$6,710,231	$6,639,094
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$303,057	$364,390
Accrued expenses and other payables	399,026	438,811
Current maturities of long-term debt and short-term borrowings	62,871	40,513
Total current liabilities	764,954	843,714
Deferred income taxes	286,078	306,801
Other noncurrent liabilities	262,535	253,181
Long-term debt	1,137,602	1,114,284
Total liabilities	2,451,169	2,517,980
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 115,104,191 and 116,515,427 shares	1,290	1,290
Additional paid-in capital	398,851	394,672
Accumulated other comprehensive loss	(90,689)	(3,778)
Retained earnings	4,420,633	4,097,262
Less treasury stock 13,956,473 and 12,545,237 shares at cost	(471,271)	(368,573)
Stockholders' equity	4,258,814	4,120,873
Stockholders' equity attributable to non-controlling interests	248	241
Total stockholders' equity	4,259,062	4,121,114
Total liabilities and stockholders' equity	$6,710,231	$6,639,094
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended May 31,
(in thousands)	2024	2023
Cash flows from (used by) operating activities:
Net earnings	$381,560	$675,594
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	208,177	157,528
Stock-based compensation	35,893	44,000
Write-down of inventory	6,586	8,931
Deferred income taxes and other long-term taxes	(4,066)	34,815
Other	3,684	6,179
Settlement of New Markets Tax Credit transaction	—	(17,659)
Changes in operating assets and liabilities, net of acquisitions	(83,943)	25,291
Net cash flows from operating activities	547,891	934,679
Cash flows from (used by) investing activities:
Capital expenditures	(242,803)	(439,742)
Acquisitions, net of cash acquired	—	(167,069)
Other	1,856	1,649
Net cash flows used by investing activities	(240,947)	(605,162)
Cash flows from (used by) financing activities:
Repayments of long-term debt	(27,484)	(380,700)
Debt issuance and extinguishment	—	(1,896)
Proceeds from accounts receivable facilities	142,015	242,408
Repayments under accounts receivable facilities	(122,284)	(244,105)
Treasury stock acquired	(128,164)	(82,839)
Tax withholdings related to share settlements, net of purchase plans	(8,563)	(13,665)
Dividends	(58,189)	(56,257)
Contribution from non-controlling interest	7	9
Net cash flows used by financing activities	(202,662)	(537,045)
Effect of exchange rate changes on cash	511	6,970
Increase (decrease) in cash, restricted cash and cash equivalents	104,793	(200,558)
Cash, restricted cash and cash equivalents at beginning of period	595,717	679,243
Cash, restricted cash and cash equivalents at end of period	$700,510	$478,685
See notes to condensed consolidated financial statements.

Supplemental information:	Nine Months Ended May 31,
(in thousands)	2024	2023
Cash paid for income taxes	$131,229	$150,658
Cash paid for interest	35,604	51,305

Noncash activities:
Liabilities related to additions of property, plant and equipment	$14,570	$28,312
Right of use assets obtained in exchange for operating leases	47,743	33,785
Right of use assets obtained in exchange for finance leases	54,209	38,962

Cash and cash equivalents	$698,338	$475,489
Restricted cash	2,172	3,196
Total cash, restricted cash and cash equivalents	$700,510	$478,685

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended May 31, 2024
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2024	129,060,664	$1,290	$389,568	$(71,519)	$4,322,008	(13,036,979)	$(418,900)	$241	$4,222,688
Net earnings					119,440				119,440
Other comprehensive loss				(19,170)					(19,170)
Dividends ($0.18 per share)					(20,815)				(20,815)
Treasury stock acquired and excise tax						(931,281)	(52,578)		(52,578)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			331			11,787	207		538
Stock-based compensation			8,952						8,952
Contribution of non-controlling interest								7	7
Balance, May 31, 2024	129,060,664	$1,290	$398,851	$(90,689)	$4,420,633	(13,956,473)	$(471,271)	$248	$4,259,062

	Nine Months Ended May 31, 2024
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2023	129,060,664	$1,290	$394,672	$(3,778)	$4,097,262	(12,545,237)	$(368,573)	$241	$4,121,114
Net earnings					381,560				381,560
Other comprehensive loss				(86,911)					(86,911)
Dividends ($0.50 per share)					(58,189)				(58,189)
Treasury stock acquired and excise tax						(2,498,129)	(128,925)		(128,925)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			(34,916)			1,086,893	26,227		(8,689)
Stock-based compensation			27,894						27,894
Contribution of non-controlling interest								7	7
Reclassification of share-based liability awards			11,201						11,201
Balance, May 31, 2024	129,060,664	$1,290	$398,851	$(90,689)	$4,420,633	(13,956,473)	$(471,271)	$248	$4,259,062

	Three Months Ended May 31, 2023
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2023	129,060,664	$1,290	$374,440	$24,496	$3,716,537	(11,855,357)	$(333,802)	$232	$3,783,193
Net earnings					233,971				233,971
Other comprehensive income				30,486					30,486
Dividends ($0.16 per share)					(18,733)				(18,733)
Treasury stock acquired						(352,000)	(16,516)		(16,516)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			887			10,039	237		1,124
Stock-based compensation			10,091						10,091
Contribution of non-controlling interest								9	9
Balance, May 31, 2023	129,060,664	$1,290	$385,418	$54,982	$3,931,775	(12,197,318)	$(350,081)	$241	$4,023,625

	Nine Months Ended May 31, 2023
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2022	129,060,664	$1,290	$382,767	$(114,451)	$3,312,438	(11,564,611)	$(295,847)	$232	$3,286,429
Net earnings					675,594				675,594
Other comprehensive income				169,433					169,433
Dividends ($0.48 per share)					(56,257)				(56,257)
Treasury stock acquired						(1,957,452)	(82,839)		(82,839)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(42,270)			1,324,745	28,605		(13,665)
Stock-based compensation			35,229						35,229
Contribution of non-controlling interest								9	9
Reclassification of share-based liability awards			9,692						9,692
Balance, May 31, 2023	129,060,664	$1,290	$385,418	$54,982	$3,931,775	(12,197,318)	$(350,081)	$241	$4,023,625
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2023 (the "2023 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the United States ("U.S.") Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2023 Form 10-K. The results of operations for the three and nine month periods ended May 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year. Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the relevant three or nine month period ended May 31, 2023. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.

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

North America Steel Group

The North America Steel Group segment is composed of a vertically integrated network of recycling facilities, steel mills and fabrication operations located in the U.S. The recycling facilities process ferrous and nonferrous scrap metals (collectively referred to as "raw materials") for use by manufacturers of metal products. The steel mill operations consist of six electric arc furnace ("EAF") mini mills, three EAF micro mills and one rerolling mill. The steel mills manufacture finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural and other special sections and wire rod, as well as semi-finished billets for rerolling and forging applications (collectively referred to as "steel products"). The fabrication operations primarily fabricate rebar and steel fence posts and offer post-tension cable products (collectively referred to as "downstream products" in the context of the North America Steel Group segment). The general strategy in the North America Steel Group segment is to optimize the Company's vertically integrated value chain to maximize profitability by obtaining the lowest possible input costs and highest possible selling prices. The Company operates the recycling facilities to provide low-cost scrap to the steel mills and the fabrication operations to optimize the steel mill volumes. The North America Steel Group segment's products are sold primarily to steel mills and foundries, as well as construction, fabrication and other manufacturing industries.

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

On May 1, 2023, the Company completed the acquisition of all of the assets of BOSTD America, LLC ("BOSTD"), a geogrid manufacturing facility located in Blackwell, Oklahoma. Prior to the acquisition, BOSTD produced several product lines for the Company's Tensar® operations under a contract manufacturing arrangement.

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

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended May 31, 2024
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, March 1, 2024	$(101,211)	$42,700	$(13,008)	$(71,519)
Other comprehensive income (loss) before reclassifications(1)	9,845	(29,559)	(9)	(19,723)
Reclassification for loss(2)	—	553	—	553
Net other comprehensive income (loss)	9,845	(29,006)	(9)	(19,170)
Balance, May 31, 2024	$(91,366)	$13,694	$(13,017)	$(90,689)

	Nine Months Ended May 31, 2024
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, September 1, 2023	$(126,045)	$135,257	$(12,990)	$(3,778)
Other comprehensive income (loss) before reclassifications(1)	34,679	(120,428)	(27)	(85,776)
Reclassification for gain(2)	—	(1,135)	—	(1,135)
Net other comprehensive income (loss)	34,679	(121,563)	(27)	(86,911)
Balance, May 31, 2024	$(91,366)	$13,694	$(13,017)	$(90,689)

	Three Months Ended May 31, 2023
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, March 1, 2023	$(192,840)	$222,411	$(5,075)	$24,496
Other comprehensive income (loss) before reclassifications(1)	42,723	(11,848)	(94)	30,781
Reclassification for gain(2)	—	(295)	—	(295)
Net other comprehensive income (loss)	42,723	(12,143)	(94)	30,486
Balance, May 31, 2023	$(150,117)	$210,268	$(5,169)	$54,982

	Nine Months Ended May 31, 2023
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, September 1, 2022	$(245,897)	$138,242	$(6,796)	$(114,451)
Other comprehensive income before reclassifications(1)	95,780	80,154	1,627	177,561
Reclassification for gain(2)	—	(8,128)	—	(8,128)
Net other comprehensive income	95,780	72,026	1,627	169,433
Balance, May 31, 2023	$(150,117)	$210,268	$(5,169)	$54,982
__________________________________
(1) Other comprehensive income (loss) ("OCI") before reclassifications from derivatives is presented net of income tax (expense) benefit of $6.9 million and $28.4 million for the three and nine months ended May 31, 2024, respectively, and $2.8 million and $(18.4) million for the three and nine months ended May 31, 2023, respectively. OCI before reclassifications from defined benefit pension plans is presented net of immaterial income tax impacts.
(2) Reclassifications for (gains) losses from derivatives included in net earnings are primarily recorded in cost of goods sold in the condensed consolidated statements of earnings and are presented net of immaterial income tax impacts.

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

Each of the North America Steel Group segment's fabricated rebar contracts represent a single performance obligation. Revenue from certain fabricated rebar contracts for which the Company provides fabricated product and installation services is recognized over time using an input measure. These contracts represented 7% of net sales in the North America Steel Group segment during both the three months ended May 31, 2024 and 2023, and 8% of net sales in the North America Steel Group segment during both the nine months ended May 31, 2024 and 2023. Revenue from fabricated rebar contracts for which the Company does not provide installation services is recognized over time using an output measure. These contracts represented 10% of net sales in the North America Steel Group segment in each of the three and nine months ended May 31, 2024, and 11% and 12% of net sales in the North America Steel Group segment in the three and nine months ended May 31, 2023, respectively.

The following table provides information about assets and liabilities from contracts with customers recognized over time:

(in thousands)	May 31, 2024	August 31, 2023
Contract assets (included in accounts receivable)	$59,401	$67,641
Contract liabilities (included in accrued expenses and other payables)	31,496	28,377

The amount of revenue reclassified from August 31, 2023 contract liabilities during the nine months ended May 31, 2024 was approximately $25.2 million.

Remaining Performance Obligations

As of May 31, 2024, revenue totaling $1.0 billion has been allocated to remaining performance obligations in the North America Steel Group segment related to contracts for which revenue is recognized using an input or output measure. Of this amount, the Company estimates that approximately 78% of the remaining performance obligations will be recognized in the twelve months following May 31, 2024, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America Steel Group, Europe Steel Group and Emerging Businesses Group segments are typically less than one year.
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

The components of inventories were as follows:

(in thousands)	May 31, 2024	August 31, 2023
Raw materials	$278,118	$261,619
Work in process	5,315	6,844
Finished goods	791,743	767,119
Total	$1,075,176	$1,035,582

Inventory write-down expense was $6.6 million and $8.9 million during the nine months ended May 31, 2024 and 2023, respectively. The inventory write-downs primarily impacted the Europe Steel Group segment and were recorded in cost of goods sold in the condensed consolidated statements of earnings.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the table below. During the first quarter of 2024, the Company changed its reportable segments as described in Note 1, Nature of Operations and Accounting Policies. Concurrent with the change in reportable segments, the Company reassigned goodwill to the updated reporting units using a relative fair value approach, shown below:

(in thousands)	North America	Europe	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Consolidated
Goodwill, gross
Balance, September 1, 2023	$351,441	$44,561	$—	$—	$—	$396,002
Segment reassignment	(351,441)	(44,561)	126,915	4,075	265,012	—
Acquisition adjustments(1)	—	—	—	—	(2,305)	(2,305)
Foreign currency translation	—	—	—	193	198	391
Balance, May 31, 2024	—	—	126,915	4,268	262,905	394,088

Accumulated impairment
Balance, September 1, 2023	(10,036)	(145)	—	—	—	(10,181)
Segment reassignment	10,036	145	(9,542)	(146)	(493)	—
Foreign currency translation	—	—	—	(7)	—	(7)
Balance, May 31, 2024	—	—	(9,542)	(153)	(493)	(10,188)

Goodwill, net
Balance, September 1, 2023	341,405	44,416	—	—	—	385,821
Segment reassignment	(341,405)	(44,416)	117,373	3,929	264,519	—
Acquisition adjustments(1)	—	—	—	—	(2,305)	(2,305)
Foreign currency translation	—	—	—	186	198	384
Balance, May 31, 2024	$—	$—	$117,373	$4,115	$262,412	$383,900
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

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	May 31, 2024	August 31, 2023
Trade names	$54,119	$54,056
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$57,269	$57,206

The change in the balance of intangible assets with indefinite lives from August 31, 2023 to May 31, 2024 was due to foreign currency translation adjustments.

Other intangible assets subject to amortization are detailed in the following table:

	May 31, 2024			August 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	$152,105	$39,160	$112,945	$150,445	$25,228	$125,217
Customer relationships	74,671	13,951	60,720	74,582	7,606	66,976
Patents	7,203	6,301	902	7,203	5,570	1,633
Perpetual lease rights	6,267	1,012	5,255	5,984	910	5,074
Trade names	3,366	1,382	1,984	3,287	1,129	2,158
Non-compete agreements	2,300	1,770	530	2,300	1,502	798
Other	224	138	86	224	125	99
Total	$246,136	$63,714	$182,422	$244,025	$42,070	$201,955

The foreign currency translation adjustments for intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets was $7.1 million and $21.6 million in the three and nine months ended May 31, 2024, respectively, of which $4.5 million and $13.9 million, respectively, was recorded in cost of goods sold and the remainder was recorded in selling, general and administrative ("SG&A") expenses in the condensed consolidated statements of earnings. Amortization expense for intangible assets was $6.6 million and $18.9 million in the three and nine months ended May 31, 2023, respectively, of which $4.7 million and $14.0 million, respectively, was recorded in cost of goods sold and the remainder was recorded in SG&A expenses in the condensed consolidated statements of earnings. Estimated amounts of amortization expense for intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2024	$6,782
2025	26,644
2026	25,420
2027	25,323
2028	23,596

NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2024	May 31, 2024	August 31, 2023
2030 Notes	4.125%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Short-term borrowings	(1)	28,004	8,419
Other	5.100%	11,910	16,042
Finance leases	5.158%	124,512	95,470
Total debt		1,209,486	1,164,991
Less unamortized debt issuance costs		(13,514)	(14,840)
Plus unamortized bond premium		4,501	4,646
Total amounts outstanding		1,200,473	1,154,797
Less current maturities of long-term debt and short-term borrowings		(62,871)	(40,513)
Long-term debt		$1,137,602	$1,114,284
__________________________________
(1) The weighted average interest rate of short-term borrowings as of May 31, 2024 and August 31, 2023 was 6.800% and 7.800%, respectively.

The Company's credit arrangements require compliance with certain covenants, including an interest coverage ratio and a debt to capitalization ratio. At May 31, 2024, the Company was in compliance with all financial covenants in its credit arrangements.

Capitalized interest was $1.3 million and $3.7 million during the three and nine months ended May 31, 2024, respectively, compared to $6.2 million and $16.2 million, respectively, during the corresponding periods.

Credit Facilities

The Company has a Sixth Amended and Restated Credit Agreement (the "Credit Agreement") with a revolving credit facility (the "Revolver") of $600.0 million. The Company had no amounts drawn under the Revolver at May 31, 2024 or August 31, 2023. The availability under the Revolver was reduced by outstanding stand-by letters of credit totaling $0.9 million at each of May 31, 2024 and August 31, 2023. The Credit Agreement also provided for a delayed draw senior secured term loan facility with a maximum principal amount of $200.0 million, which expired undrawn in October 2023, in accordance with its terms.

The Company has credit facilities in Poland through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At May 31, 2024 and August 31, 2023, CMCP's credit facilities totaled PLN 600.0 million, or $152.3 million and $145.4 million, respectively. There were no amounts outstanding under these facilities as of May 31, 2024 or August 31, 2023. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $2.3 million and $16.3 million at May 31, 2024 and August 31, 2023, respectively.

Accounts Receivable Facility

The Poland accounts receivable facility had a limit of PLN 288.0 million, or $73.1 million and $69.8 million, at May 31, 2024 and August 31, 2023, respectively. The Company had PLN 110.3 million, or $28.0 million, advance payments outstanding under the Poland accounts receivable facility at May 31, 2024, compared to PLN 34.7 million, or $8.4 million, advance payments outstanding at August 31, 2023.

Other

As of August 31, 2023, the Company had a $2.1 million Qualifying Equity Investment ("QEI") associated with its New Markets Tax Credit ("NMTC") transactions, which was included in current maturities of long-term debt and short-term borrowings in the Company's consolidated balance sheet. The QEI is described in Note 9, New Markets Tax Credit Transactions, to the consolidated financial statements in the 2023 Form 10-K. The Company repaid the outstanding QEI at maturity in March 2024.

NOTE 8. DERIVATIVES

At May 31, 2024 and August 31, 2023, the notional values of the Company's commodity contract commitments were $510.4 million and $456.4 million, respectively. At May 31, 2024 and August 31, 2023, the notional values of the Company's foreign currency contract commitments were $195.2 million and $221.4 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at May 31, 2024:

Commodity	Position	Total
Aluminum	Long	3,350	MT
Aluminum	Short	1,525	MT
Copper	Long	771	MT
Copper	Short	11,385	MT
Electricity	Long	3,153,000	MW(h)
Natural Gas	Long	5,210,650	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Metric Million British thermal unit

The following table summarizes the location and amounts of the fair value of the Company's derivative instruments reported in the condensed consolidated balance sheets:

(in thousands)	Primary Location	May 31, 2024	August 31, 2023
Derivative assets:
Commodity	Prepaid and other current assets	$10,054	$11,427
Commodity	Other noncurrent assets	41,044	184,261
Foreign exchange	Prepaid and other current assets	1,720	1,898
Derivative liabilities:
Commodity	Accrued expenses and other payables	$10,160	$2,983
Commodity	Other noncurrent liabilities	528	1,085
Foreign exchange	Accrued expenses and other payables	794	2,566

The decrease in fair value of the Company's commodity derivatives reported within other noncurrent assets is primarily due to the decrease in the value of a significant input used to measure the fair value of the Company's Level 3 commodity derivatives at May 31, 2024 as compared to August 31, 2023. See Note 9, Fair Value, for further discussion of the measurement of the fair value of the Company's Level 3 commodity derivatives.

The following table summarizes activities related to the Company's derivatives not designated as hedging instruments recognized in the condensed consolidated statements of earnings. All other activity related to the Company's derivatives not designated as hedging instruments was immaterial for the periods presented.

Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Primary Location	2024	2023	2024	2023
Commodity	Cost of goods sold	$(19,667)	$7,540	$(18,957)	$(1,540)
Foreign exchange	SG&A expenses	2,141	3,686	6,123	10,095

The following tables summarize activities related to the Company's derivatives designated as cash flow hedging instruments recognized in the condensed consolidated statements of comprehensive income and condensed consolidated statements of earnings. Amounts presented do not include the effects of foreign currency translation adjustments.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Gain (Loss) Recognized in OCI, Net of Income Taxes (in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Commodity	$(29,567)	$(11,855)	$(120,451)	$80,134
Foreign exchange	8	7	23	20

Gain (Loss) on Derivatives Designated as Cash Flow Hedging Instruments Reclassified from AOCI into Net Earnings (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Primary Location	2024	2023	2024	2023
Commodity	Cost of goods sold	$(797)	$256	$1,104	$9,872
Foreign exchange	SG&A expenses	63	63	185	183

The Company's natural gas commodity derivatives accounted for as cash flow hedging instruments have maturities extending to May 2027. The Company's electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to December 2034. Included in the AOCI balance as of May 31, 2024 was an estimated net gain of $6.3 million from cash flow hedging instruments that is expected to be reclassified into net earnings within the twelve months following May 31, 2024. Cash flows associated with the cash flow hedging instruments are recorded as a component of cash flows from operating activities in the condensed consolidated statements of cash flows. See Note 9, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
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

The Company presents the fair value of its derivative contracts on a net-by-counterparty basis when a legal right to offset exists under an enforceable netting agreement. The following table summarizes information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of May 31, 2024:
Assets:
Investment deposit accounts(1)	$561,442	$561,442	$—	$—
Commodity derivative assets(2)	51,098	1,986	—	49,112
Foreign exchange derivative assets(2)	1,720	—	1,720	—
Liabilities:
Commodity derivative liabilities(2)	10,688	10,688	—	—
Foreign exchange derivative liabilities(2)	794	—	794	—

As of August 31, 2023:
Assets:
Investment deposit accounts(1)	$508,227	$508,227	$—	$—
Commodity derivative assets(2)	195,689	1,264	—	194,425
Foreign exchange derivative assets(2)	1,898	—	1,898	—
Liabilities:
Commodity derivative liabilities(2)	4,068	4,068	—	—
Foreign exchange derivative liabilities(2)	2,566	—	2,566	—
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

The fair value estimate of the Level 3 commodity derivatives are based on internally developed discounted cash flow models primarily utilizing unobservable inputs for which there is little or no market data. The Company forecasts future energy rates using a range of historical prices (the "floating rate"), which is the only significant unobservable input used in the Company's discounted cash flow models. Significantly higher or lower floating rates could have resulted in a material difference in the fair value measurement. The following table summarizes the range of floating rates used to measure the fair value of the Level 3 commodity derivatives at May 31, 2024 and August 31, 2023, which are applied uniformly across each of our Level 3 commodity derivatives:

	Floating rate (PLN)
	Low	High	Average
May 31, 2024	324	532	419
August 31, 2023	480	855	630

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income. The fluctuation in energy rates over time causes volatility in the fair value estimates and is the primary reason for unrealized gains and losses included in OCI in the three and nine months ended May 31, 2024 and 2023.

(in thousands)	Three Months Ended May 31, 2024
Balance, March 1, 2024	$86,317
Total activity, realized and unrealized:
Unrealized holding loss before reclassification(1)	(35,907)
Reclassification for gain included in net earnings(2)	(1,298)
Balance, May 31, 2024	$49,112

(in thousands)	Nine Months Ended May 31, 2024
Balance, September 1, 2023	$194,425
Total activity, realized and unrealized:
Unrealized holding loss before reclassification(1)	(139,665)
Reclassification for gain included in net earnings(2)	(5,648)
Balance, May 31, 2024	$49,112

(in thousands)	Three Months Ended May 31, 2023
Balance, March 1, 2023	$280,842
Total activity, realized and unrealized:
Unrealized holding gain before reclassification(1)	1,526
Reclassification for gain included in net earnings(2)	(2,083)
Balance, May 31, 2023	$280,285

(in thousands)	Nine Months Ended May 31, 2023
Balance, September 1, 2022	$143,500
Total activity, realized and unrealized:
Unrealized holding gain before reclassification(1)	145,808
Reclassification for gain included in net earnings(2)	(9,023)
Balance, May 31, 2023	$280,285
__________________________________
(1) Unrealized holding gain (loss), net of foreign currency translation, less amounts reclassified are included in net unrealized gain (loss) on derivatives in the condensed consolidated statements of comprehensive income.
(2) Gains included in net earnings are recorded in cost of goods sold in the condensed consolidated statements of earnings.

There were no material non-recurring fair value remeasurements during the three or nine months ended May 31, 2024 or 2023.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $1.0 billion and $932.3 million, respectively, at May 31, 2024, and $1.0 billion and $900.9 million, respectively, at August 31, 2023. The Company estimates these fair values based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, and as a result, their carrying values approximate fair values.
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

Information for restricted stock units and performance stock units accounted for as equity awards during the nine months ended May 31, 2024 is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of August 31, 2023	1,777,591	$37.01
Granted	1,082,858	47.72
Vested	(1,255,826)	38.03
Forfeited	(41,865)	41.32
Outstanding as of May 31, 2024	1,562,758	$43.51

The Company granted 188,453 equivalent shares in the form of restricted stock units and performance stock units accounted for as liability awards during the nine months ended May 31, 2024. At May 31, 2024, the Company had outstanding 456,674 equivalent shares accounted for under the liability method. The Company expects 433,840 equivalent shares to vest.

The following table summarizes total stock-based compensation expense, including fair value remeasurements, which was primarily included in SG&A expenses in the Company's condensed consolidated statements of earnings:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$12,846	$10,376	$35,893	$44,000

NOTE 11. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The Company's calculation of basic earnings per share ("EPS") and diluted EPS are described in Note 16, Earnings Per Share, to the consolidated financial statements in the 2023 Form 10-K.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net earnings	$119,440	$233,971	$381,560	$675,594

Average basic shares outstanding	115,529,942	117,066,623	116,228,826	117,192,710
Effect of dilutive securities	1,134,943	1,331,276	1,354,229	1,554,374
Average diluted shares outstanding	116,664,885	118,397,899	117,583,055	118,747,084

Earnings per share:
Basic	$1.03	$2.00	$3.28	$5.76
Diluted	1.02	1.98	3.25	5.69
For all periods presented above, the Company had immaterial anti-dilutive shares, which were not included in the computation of average diluted shares outstanding.
In October 2021, the Board approved a share repurchase program under which the Company was authorized to repurchase up to $350.0 million of shares of CMC common stock. In January 2024, the Board authorized an increase of $500.0 million to the existing share repurchase program. During the three and nine months ended May 31, 2024, the Company repurchased 931,281 and 2,498,129 shares of CMC common stock, at an average purchase price of $55.64 and $51.30 per share, respectively. The Company had remaining authorization to repurchase $458.6 million of shares of CMC common stock at May 31, 2024.
NOTE 12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters, such as those described below. CMC expenses legal fees as they are incurred.

Legal Proceeding

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the United States District Court for the Northern District of California (the "Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages, fees and costs. Fact and expert discovery are complete. Both the motion for summary judgment filed by CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC and the cross-motion for summary judgment filed by PSG were denied by the Court on June 10, 2024. A jury trial is scheduled for October 2024. The Company believes that it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

Other Matters

At May 31, 2024 and August 31, 2023, the amounts accrued for cleanup and remediation costs at certain sites in response to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $5.2 million and $4.5 million at May 31, 2024 and August 31, 2023, respectively, of which $2.0 million was classified as other noncurrent liabilities as of both May 31, 2024 and August 31, 2023. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

NOTE 13. SEGMENT INFORMATION

The Company structures its business into three reportable segments: North America Steel Group, Europe Steel Group and Emerging Businesses Group. See Note 1, Nature of Operations and Accounting Policies, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Other revenue resulting from the Company's NMTC transactions are reflected in Corporate and Other net sales and are described in Note 9, New Markets Tax Credit Transactions, to the consolidated financial statements in the 2023 Form 10-K. In addition to other revenue from NMTC transactions, "Corporate and Other expenses" contains unallocated corporate amounts, such as earnings or losses resulting from the Company's Benefit Restoration Plan assets and liabilities and short-term investments, expenses of the Company's corporate headquarters, interest expense related to long-term debt and intercompany eliminations. Prior period balances in the tables below have been recast to reflect current period presentation, as described in Note 1, Nature of Operations and Accounting Policies.

The following is a summary of certain financial information by reportable segment and Corporate and Other, as applicable:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2024	2023	2024	2023
Net sales to external customers:
North America Steel Group	$1,671,358	$1,818,391	$4,750,210	$4,986,326
Europe Steel Group	208,806	330,767	626,481	1,054,830
Emerging Businesses Group	188,593	189,055	521,826	513,187
Reportable segments total	2,068,757	2,338,213	5,898,517	6,554,343
Corporate and Other	9,728	6,776	31,306	35,962
Total	$2,078,485	$2,344,989	$5,929,823	$6,590,305

Adjusted EBITDA:
North America Steel Group	$246,304	$367,561	$735,418	$991,588
Europe Steel Group	(4,192)	5,837	26,139	78,554
Emerging Businesses Group	38,220	38,395	87,011	96,372
Reportable segments total	$280,332	$411,793	$848,568	$1,166,514

	May 31, 2024	August 31, 2023
Total assets:
North America Steel Group	$4,261,895	$4,166,521
Europe Steel Group	713,394	927,468
Emerging Businesses Group	845,770	874,330
Reportable segments total	5,821,059	5,968,319
Corporate and Other	889,172	670,775
Total	$6,710,231	$6,639,094

The following table presents a reconciliation of net earnings to adjusted EBITDA from the reportable segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2024	2023	2024	2023
Net earnings	$119,440	$233,971	$381,560	$675,594
Interest expense	12,117	8,878	35,751	31,868
Income taxes	40,867	76,099	120,361	208,465
Depreciation and amortization	70,692	55,129	208,177	157,528
Asset impairments	146	1	150	46
Corporate and Other expenses	37,070	37,715	102,569	93,013
Adjusted EBITDA reportable segments	$280,332	$411,793	$848,568	$1,166,514

Disaggregation of Revenue

The following tables display revenue by reportable segment and Corporate and Other from external customers, disaggregated by major product:

	Three Months Ended May 31, 2024
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$396,954	$4,721	$—	$—	$401,675
Steel products	648,618	167,705	—	—	816,323
Downstream products	594,329	29,599	41,904	—	665,832
Construction products	—	—	73,117	—	73,117
Ground stabilization solutions	—	—	69,451	—	69,451
Other	31,457	6,781	4,121	9,728	52,087
Net sales to external customers	1,671,358	208,806	188,593	9,728	2,078,485
Intersegment net sales, eliminated in consolidation	19,495	737	8,041	(28,273)	—
Net sales	$1,690,853	$209,543	$196,634	$(18,545)	$2,078,485

	Nine Months Ended May 31, 2024
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$1,035,615	$12,572	$—	$—	$1,048,187
Steel products	1,918,686	501,417	—	—	2,420,103
Downstream products	1,684,584	91,744	119,957	—	1,896,285
Construction products	—	—	216,343	—	216,343
Ground stabilization solutions	—	—	171,909	—	171,909
Other	111,325	20,748	13,617	31,306	176,996
Net sales to external customers	4,750,210	626,481	521,826	31,306	5,929,823
Intersegment net sales, eliminated in consolidation	58,036	2,371	20,281	(80,688)	—
Net sales	$4,808,246	$628,852	$542,107	$(49,382)	$5,929,823

	Three Months Ended May 31, 2023
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$387,106	$5,967	$—	$—	$393,073
Steel products	749,623	269,112	—	—	1,018,735
Downstream products	631,964	46,448	29,648	—	708,060
Construction products	—	—	86,505	—	86,505
Ground stabilization solutions	—	—	69,628	—	69,628
Other	49,698	9,240	3,274	6,776	68,988
Net sales to external customers	1,818,391	330,767	189,055	6,776	2,344,989
Intersegment net sales, eliminated in consolidation	24,031	569	3,622	(28,222)	—
Net sales	$1,842,422	$331,336	$192,677	$(21,446)	$2,344,989

	Nine Months Ended May 31, 2023
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$998,233	$15,728	$—	$—	$1,013,961
Steel products	2,082,023	853,655	—	—	2,935,678
Downstream products	1,766,423	156,158	79,986	—	2,002,567
Construction products	—	—	245,503	—	245,503
Ground stabilization solutions	—	—	177,621	—	177,621
Other(1)	139,647	29,289	10,077	35,962	214,975
Net sales to external customers	4,986,326	1,054,830	513,187	35,962	6,590,305
Intersegment net sales, eliminated in consolidation	71,598	1,764	19,546	(92,908)	—
Net sales	$5,057,924	$1,056,594	$532,733	$(56,946)	$6,590,305
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

Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the relevant three or nine month period ended May 31, 2023. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted.
BUSINESS CONDITIONS AND DEVELOPMENTS

Change in Reportable Segments

During the first quarter of 2024, we changed our reportable segments to reflect a change in the manner in which our business is managed. Based on changes to our organizational structure, the evolution of our solutions offerings outside of traditional steel products, the growing importance of non-steel solutions to our financial results and future outlook and how our chief operating decision maker, our President and Chief Executive Officer, reviews operating results and makes decisions about resource allocation, we now have three reportable segments that represent the primary businesses reported in our condensed consolidated financial statements: North America Steel Group, Europe Steel Group and Emerging Businesses Group. See the section titled "Results of Operations Summary" below for more information regarding our reportable segments. As a result of this change, certain prior year amounts have been recast to conform to the current year presentation. Throughout this Form 10-Q, unless otherwise indicated, amounts and activity reflect reclassifications related to our change in reportable segments.

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

On May 1, 2023, we completed the acquisition of all of the assets of BOSTD America, LLC ("BOSTD"), a geogrid manufacturing facility located in Blackwell, Oklahoma. Prior to the acquisition, BOSTD produced several product lines for our Tensar® operations under a contract manufacturing arrangement.

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

Capital Expenditures

During the fourth quarter of 2023, our third micro mill was placed into service. The new facility, located in Mesa, Arizona, allows us to meet underlying West Coast and Pacific Northwest demand for steel products. Designed to produce both rebar and merchant bar, this micro mill is the first in the world to produce merchant bar quality products through a continuous production process. Initial commercial production of rebar commenced during commissioning, prior to the startup of merchant bar production, which commenced during the second quarter of 2024. The merchant bar products produced at this facility consist of a wide variety of shapes and sizes of long steel, and, combined with rebar production, the capacity of this micro mill is approximately 40% greater than that of the other micro mills we have constructed. The micro mill was designed with the latest technology in electric arc furnace ("EAF") power supply systems, which can allow us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. Additionally, this micro mill is the Company’s first micro mill to utilize Q-ONE technology on an EAF, which provides energy efficiencies and precise electrical control during production, creating a stable and consistent output.

In December 2022, we announced that our planned fourth micro mill will be located in Berkeley County, West Virginia. This new micro mill will be geographically situated to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and will be supported by our existing network of downstream fabrication plants. Site improvements and foundation work for the micro mill continue to progress and we expect an operational start-up in late calendar 2025.

Russian Invasion of Ukraine

The Russian invasion of Ukraine did not have a direct material adverse impact on our business, financial condition or results of operations during the three or nine months ended May 31, 2024 or 2023. Our Europe Steel Group segment has not experienced an interruption in energy supply and was able to identify alternate sources for a limited number of materials previously procured through Russia. However, the Russian invasion of Ukraine has led to economic slowdowns in Europe, including significant volatility in commodity prices and credit markets, reductions in demand, supply chain interruptions and higher global inflation. We will continue to monitor disruptions in supply of energy and materials and the indirect effects on our operations of inflationary pressures, reductions in demand, foreign exchange rate fluctuations, commodity pricing, potential cybersecurity risks and sanctions resulting from the invasion.

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

Our scrap metal recycling facilities process and sell ferrous and nonferrous scrap metals (collectively referred to as "raw materials") to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Ferrous scrap metal processed by our recycling operations is the primary raw material used by our steel mills.

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

Our fabricated rebar operations shear, bend, weld and fabricate steel that is used to reinforce concrete during the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams, among other projects. Many of the projects are fixed price over the life of the project. We also provide installation services of fabricated rebar in certain markets. Steel for our fabrication operations is obtained primarily from our steel mills. Additionally, we fabricate steel fence posts primarily for use in residential and commercial landscaping and agricultural and livestock containment. Further, we supply post-tension cable for use in a variety of projects, such as slab-on-grade foundations, bridges, buildings, parking structures and rock-and-soil anchors. The fabrication and post-tension cable offerings are collectively referred to as "downstream products" in the context of the North America Steel Group segment.

Europe Steel Group
The Europe Steel Group segment is composed of a vertically integrated network of recycling facilities, an EAF mini mill and fabrication operations located in Poland.

Our scrap metal recycling facilities process ferrous scrap metals for use almost exclusively by the mini mill. Nonferrous scrap metal is not material to this segment’s operations. Our mini mill is a significant manufacturer of steel products including rebar, merchant bar, wire rod and semi-finished billets in Central Europe and includes three rolling lines. The first rolling line is designed to allow efficient and flexible production of a range of medium section merchant bar products. The second rolling line is dedicated primarily to rebar production. The third rolling line is designed to produce high grade wire rod. Our mini mill sells steel products primarily to fabricators, manufacturers, distributors and construction companies, mostly to customers located within Poland. However, we also export steel products to the Czech Republic, Germany, Hungary, Slovakia and other countries.

Our fabrication operations obtain rebar and wire rod primarily from our mini mill for use in the production of fabricated rebar, fabricated mesh, wire mesh, assembled rebar cages, welded steel mesh, cold rolled wire rod, cold rolled rebar and other fabricated rebar by-products. The products manufactured by our fabrication operations (collectively referred to as "downstream products" in the context of the Europe Steel Group segment) are sold primarily to contractors for incorporation into construction projects. In addition to sales of downstream products in the Polish market, we also export downstream products to neighboring countries such as the Czech Republic and Germany.

Emerging Businesses Group

Our Emerging Businesses Group segment provides construction-related solutions and value-added products with strong underlying growth fundamentals to serve domestic and international markets that are adjacent to those served by our vertically integrated operations in the North America Steel Group segment and the Europe Steel Group segment. The Emerging Businesses Group segment's portfolio consists of CMC Construction ServicesTM products (collectively referred to as "construction products"), Tensar® products and solutions (collectively referred to as "ground stabilization solutions") and CMC Impact MetalsTM, CMC Anchoring Systems and performance reinforcing steel products (collectively referred to as "downstream products" in the context of the Emerging Businesses Group segment).

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

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our reportable segments. Adjusted EBITDA is the sum of the Company's earnings before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings, changes in metal margins of our steel products and downstream products period-over-period in the North America Steel Group and Europe Steel Group segments is a consistent area of focus for our Company and industry. Metal margin is a metric used by management to monitor the results of our vertically integrated organization. For our steel products, metal margin is the difference between the average selling price per ton of rebar, merchant bar and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. An increase or decrease in input costs can impact profitability of these products when there is no corresponding change in selling prices. The metal margin for the North America Steel Group and Europe Steel Group segments' downstream products is the difference between the average selling price per ton of fabricated rebar and steel fence post products and the scrap input costs to produce these products. The majority of the North America Steel Group and Europe Steel Group segments' downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

Financial Results Overview

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$2,078,485	$2,344,989	$5,929,823	$6,590,305
Net earnings	119,440	233,971	381,560	675,594
Diluted earnings per share	$1.02	$1.98	$3.25	$5.69

Net sales decreased $266.5 million, or 11%, for the three months ended May 31, 2024, compared to the corresponding period, and decreased $660.5 million, or 10%, for the nine months ended May 31, 2024, compared to the corresponding period. See discussions below, labeled North America Steel Group, Europe Steel Group and Emerging Businesses Group within our Segment Operating Data section, for further information on our period-over-period net sales results.

During the three and nine months ended May 31, 2024, we achieved net earnings of $119.4 million and $381.6 million, respectively, compared to net earnings of $234.0 million and $675.6 million, respectively, during the corresponding periods. The decreases in net earnings in the three and nine months ended May 31, 2024, compared to the corresponding periods, were primarily due to compression in steel products metal margins in both our North America Steel Group and Europe Steel Group segments, driven by declining steel products average selling prices per ton, while the cost of ferrous scrap utilized per ton decreased at a lesser rate or increased slightly compared to the corresponding periods. The year-over-year change in net earnings includes $66.3 million of government assistance recognized in the Europe Steel Group segment during the nine months ended May 31, 2024, compared to $13.8 million of government assistance recognized in the corresponding period.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased $4.2 million and $27.0 million during the three and nine months ended May 31, 2024, respectively, compared to the corresponding periods. Contributing to the period-over-period increases were $2.7 million and $9.3 million of incremental SG&A expenses attributable to the 2023 acquisitions in the three and nine months ended May 31, 2024, respectively, compared to expenses recorded during the corresponding periods. During the nine months ended May 31, 2024 there were $5.7 million of increased professional services expenses, $5.0 million of increased benefit restoration plan expenses and $4.0 million of increased information technology expenses, compared to the corresponding period. Additionally, the nine months ended May 31, 2023 included a $4.2 million pension plan settlement charge, with no such settlement charge in the nine months ended May 31, 2024. The remaining fluctuations in SG&A expenses during the three and nine months ended May 31, 2024, compared to the corresponding periods, were due to multiple factors of which no single category was material.

Interest Expense

Interest expense increased by $3.2 million and $3.9 million during the three and nine months ended May 31, 2024, respectively, compared to the corresponding periods. Although lower average balances of long-term debt outstanding decreased interest expense by $2.3 million and $9.7 million during the three and nine months ended May 31, 2024, respectively, compared to the corresponding periods, these decreases were offset by $4.9 million and $12.5 million of reduced capitalized interest during the three and nine months ended May 31, 2024, respectively, compared to the corresponding periods. The decreases in capitalized interest were attributable to the timing of micro mill construction activities, as construction of our third micro mill was nearing completion during the nine months ended May 31, 2023, whereas construction of our fourth micro mill was in the beginning stages during the nine months ended May 31, 2024.

Income Taxes

The effective income tax rates for the three and nine months ended May 31, 2024 were 25.5% and 24.0%, respectively, compared to 24.5% and 23.6%, respectively, in the corresponding periods. The increases for the three and nine months ended May 31, 2024, compared with the corresponding periods, were due to multiple factors of which no single item was material.

SEGMENT OPERATING DATA
The operating data by product category presented in the North America Steel Group and Europe Steel Group tables below is calculated using averages for each period presented. See Note 13, Segment Information, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on our reportable segments.

North America Steel Group

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per ton amounts)	2024	2023	2024	2023
Net sales to external customers	$1,671,358	$1,818,391	$4,750,210	$4,986,326
Adjusted EBITDA	246,304	367,561	735,418	991,588

External tons shipped
Raw materials	371	409	1,092	1,046
Rebar	520	539	1,502	1,425
Merchant bar and other	244	249	708	727
Steel products	764	788	2,210	2,152
Downstream products	371	382	1,033	1,079

Average selling price (per ton)
Raw materials	$970	$833	$877	$841
Steel products	891	979	896	994
Downstream products	1,330	1,452	1,358	1,424

Cost of ferrous scrap utilized per ton	$353	$384	$358	$352
Steel products metal margin per ton	538	595	538	642

Net sales to external customers in our North America Steel Group segment decreased $147.0 million, or 8%, and $236.1 million, or 5%, during the three and nine months ended May 31, 2024, respectively, compared to the corresponding periods. The decreases primarily resulted from reductions in steel products average selling prices per ton of 9% and 10% during the three and nine months ended May 31, 2024, respectively, compared to the corresponding periods, and reductions in downstream products average selling prices per ton of 8% and 5% during the three and nine months ended May 31, 2024, respectively, compared to the corresponding periods. For both steel products and downstream products, the reductions in selling prices were due to increased competitive pricing in our key markets and fluctuations in the price of ferrous scrap during the periods. Furthermore, downstream products average selling prices during the corresponding period reflect contracts that were awarded during a period of heightened steel commodity pricing, which has since declined. Despite excessive rainfall throughout the third quarter of 2024, steel products and downstream products volumes decreased only modestly during the three months ended May 31, 2024, compared to the corresponding period, and volumes remained relatively flat or increased slightly across our major product lines during the nine months ended May 31, 2024, compared to the corresponding period.

Adjusted EBITDA in our North America Steel Group segment decreased $121.3 million, or 33%, and $256.2 million, or 26%, during the three and nine months ended May 31, 2024, respectively, compared to the corresponding periods. The decrease in adjusted EBITDA in the three and nine months ended May 31, 2024, compared to the corresponding periods, was caused by metal margin compression for both steel products and downstream products in each period. The cost of ferrous scrap utilized per ton is the largest single driver of cost of goods sold for steel products and downstream products and is driven by market conditions and demand. The cost of ferrous scrap utilized per ton decreased $31 quarter-over-quarter, compared to selling price per ton decreases for steel products and downstream products of $88 and $122, respectively, during the three months ended May 31, 2024, compared to the corresponding period, resulting in margin compression. Similarly, there was a slight increase in the cost of ferrous scrap utilized per ton during the nine months ended May 31, 2024, compared to the corresponding period, which negatively impacted adjusted EBITDA for both steel products and downstream products, while selling prices decreased for both product lines, as explained above.

Europe Steel Group

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per ton amounts)	2024	2023	2024	2023
Net sales to external customers	$208,806	$330,767	$626,481	$1,054,830
Adjusted EBITDA	(4,192)	5,837	26,139	78,554

External tons shipped
Rebar	80	146	266	533
Merchant bar and other	217	283	649	805
Steel products	297	429	915	1,338

Average selling price (per ton)
Steel products	$681	$753	$661	$768

Cost of ferrous scrap utilized per ton	$389	$427	$383	$395
Steel products metal margin per ton	292	326	278	373

Net sales to external customers in our Europe Steel Group segment decreased $122.0 million, or 37%, and $428.3 million, or 41%, during the three and nine months ended May 31, 2024, respectively, compared to the corresponding periods. The decreases were primarily due to reductions in steel products shipment volumes of 31% and 32% during the three and nine months ended May 31, 2024, respectively, compared to the corresponding periods, and reductions in steel products average selling prices per ton of 10% and 14% during the three and nine months ended May 31, 2024, respectively, compared to the corresponding periods. The slowdown in demand and reduced steel products average selling prices per ton were driven by the sustained indirect impacts of macroeconomic factors affecting the business climate in European end markets, which resulted in lower construction and industrial activity. During both the three and nine months ended May 31, 2024, overall, the U.S. dollar weakened compared to the Polish zloty. Estimated by using actual results for the three and nine months ended May 31, 2024, measured at the comparable periods' average currency rates, the effect of foreign currency translation was an increase in net sales to external customers of approximately $13.7 million and $57.4 million for the three and nine months ended May 31, 2024, respectively.

Adjusted EBITDA for the three and nine months ended May 31, 2024 decreased $10.0 million and $52.4 million, respectively, compared to the corresponding periods. The adjusted EBITDA loss of $4.2 million in the three months ended May 31, 2024 resulted primarily from a decrease in steel products metal margin per ton of $34, or 10%, during the three months ended May 31, 2024, compared to the corresponding period. Steel products metal margin per ton also decreased $95, or 25%, during the nine months ended May 31, 2024, compared to the corresponding period. Both decreases were a result of the declines in steel products average selling prices described above, which outpaced the decreases in the cost of ferrous scrap utilized per ton. Adjusted EBITDA for the three and nine months ended May 31, 2024 was also negatively impacted by lower shipment volumes compared to the corresponding periods, as described above. Offsetting the impact of the decrease in steel products metal margin per ton, results during the nine months ended May 31, 2024 benefited from government assistance programs established to offset the rising costs of electricity and natural gas and the indirect costs of rising carbon emission rights included in energy costs. The government assistance recognized under the programs during the nine months ended May 31, 2024 was $66.3 million, compared to $13.8 million of government assistance recognized in the nine months ended May 31, 2023. Estimated by using actual results for the three and nine months ended May 31, 2024, measured at the comparable periods' average currency rates, the effect of foreign currency translation was immaterial for the three months ended May 31, 2024 and was an increase in adjusted EBITDA of approximately $3.8 million for the nine months ended May 31, 2024.

Emerging Businesses Group

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2024	2023	2024	2023
Net sales to external customers	$188,593	$189,055	$521,826	$513,187
Adjusted EBITDA	38,220	38,395	87,011	96,372

Net sales to external customers in our Emerging Businesses Group segment remained flat for the three months ended May 31, 2024, compared to the corresponding period, and increased $8.6 million, or 2%, for the nine months ended May 31, 2024, compared to the corresponding period. The acquired CMC Anchoring Systems' operations contributed $10.8 million and $35.4 million of net sales to external customers in the three and nine months ended May 31, 2024, respectively, with no such activity in the corresponding periods. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the acquisition of CMC Anchoring Systems. Alternatively, CMC Construction Services' operations experienced a decline in net sales for the three and nine months ended May 31, 2024, compared to the corresponding periods, primarily resulting from job site delays caused by weather disruptions.

Adjusted EBITDA remained flat for the three months ended May 31, 2024, compared to the corresponding period, and decreased $9.4 million, or 10%, for the nine months ended May 31, 2024, compared to the corresponding period. The decrease in adjusted EBITDA for the nine months ended May 31, 2024, compared to the corresponding period, was primarily a result of the decline in net sales to external customers for CMC Construction Services as described above, which impacted fixed cost leverage, and more than offset the positive contribution from the acquired CMC Anchoring Systems operations.

Corporate and Other

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDA loss	$(37,070)	$(37,715)	$(102,569)	$(93,013)

Adjusted EBITDA loss for Corporate and Other remained relatively flat during the three months ended May 31, 2024, compared to the corresponding period, and increased $9.6 million during the nine months ended May 31, 2024, compared to the corresponding period. The increase in adjusted EBITDA loss during the nine months ended May 31, 2024 is partially due to transactions that occurred only during the corresponding period, including the recognition of $17.7 million of other revenue from our New Markets Tax Credit (“NMTC”) transactions, offset, in part, by a $4.2 million pension plan settlement charge, with no such transactions in the nine months ended May 31, 2024. During the nine months ended May 31, 2024, there were $9.1 million of increased professional services expenses, compared to the corresponding period, offset by $10.5 million of increased interest income on short-term investments, compared to the corresponding period. The remaining fluctuations in Corporate and Other adjusted EBITDA loss during the three and nine months ended May 31, 2024, compared to the corresponding periods, were due to multiple factors of which no single category was material.

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

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 12% of total trade receivables at May 31, 2024.

We use futures or forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 8, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q for further information.

The table below reflects our sources, facilities and availability of liquidity at May 31, 2024. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$698,338	$698,338
Notes due from 2030 to 2032	900,000	(1)
Revolver	600,000	599,057
Series 2022 Bonds, due 2047	145,060	—
Poland credit facilities	152,307	149,990
Poland accounts receivable facility	73,108	45,104
__________________________________
(1) We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.

We continually review our capital resources to determine whether we can meet our short and long-term goals. For at least the next twelve months, we anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, invest in the development of new micro mills, pay dividends and opportunistically repurchase shares. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

We estimate that our 2024 capital spending will range from $400 million to $425 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

In January 2024, our Board authorized an increase of $500.0 million to the existing share repurchase program. During the nine months ended May 31, 2024 and May 31, 2023 we repurchased $128.2 million and $82.8 million, respectively, of shares of CMC common stock. We had remaining authorization to repurchase $458.6 million of shares of CMC common stock at May 31, 2024. See Note 11, Stockholders' Equity and Earnings per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

For 239 consecutive quarters, we have declared and paid a cash dividend. In March 2024, our Board authorized an increase of $0.02 to our quarterly cash dividend, resulting in an $0.18 per share cash dividend paid during the three months ended May 31, 2024, compared to the $0.16 per share quarterly cash dividends paid during the preceding quarters of 2024 and during the nine months ended May 31, 2023. During the nine months ended May 31, 2024 and May 31, 2023 we paid $58.2 million and $56.3 million, respectively, of cash dividends to our stockholders.

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At May 31, 2024, we believe we were in compliance with all covenants contained in our credit arrangements.

As of May 31, 2024 and August 31, 2023, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Operating Activities
Net cash flows from operating activities were $547.9 million and $934.7 million for the nine months ended May 31, 2024 and May 31, 2023, respectively. Contributing to the change was a $294.0 million decrease in net earnings year-over-year and a $38.9 million decrease in deferred income taxes and other long-term taxes, partially offset by $50.6 million of additional depreciation and amortization expense year-over-year. The additional depreciation and amortization expense was largely attributable to placing our third micro mill into service during the fourth quarter of 2023. Additionally, there was a $109.2 million year-over-year net increase in cash used by operating assets and liabilities. Cash provided by accounts receivable decreased year-over-year, in line with the fluctuations in net sales to external customers described in the Segment Operating Data section, above. Additionally, cash used by inventory increased year-over-year due to greater inventory volumes in our North America Steel Group segment, offset, in part, by less cash used by inventory in our Europe Steel Group segment during the nine months ended May 31, 2024, compared to the corresponding period. These working capital fluctuations were offset, in part, by a year-over-year decrease in cash used by accrued expenses and other payables, primarily due to accrued labor-related expenses.

Investing Activities
Net cash flows used by investing activities were $240.9 million and $605.2 million for the nine months ended May 31, 2024 and May 31, 2023, respectively. During the nine months ended May 31, 2023, cash flows used by investing activities included $167.1 million of cash used for acquisitions, with no such acquisitions during the nine months ended May 31, 2024. Additionally, capital expenditures decreased by $196.9 million during the nine months ended May 31, 2024, compared to the corresponding period. The decrease in capital expenditures was largely driven by the timing of micro mill construction, which resulted in greater cash outflows as we neared the completion of our third micro mill during the nine months ended May 31, 2023, compared to the expenditures to begin construction of our fourth micro mill during the nine months ended May 31, 2024. See Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information about the acquisitions completed during the corresponding period.

Financing Activities
Net cash flows used by financing activities were $202.7 million and $537.0 million for the nine months ended May 31, 2024 and May 31, 2023, respectively. The decrease in net cash flows used by financing activities during the nine months ended May 31, 2024, compared to the corresponding period, included a $353.2 million decrease in repayments of long-term debt and a $21.4 million increase in net proceeds under our Polish accounts receivable facility, offset, in part, by a $45.3 million increase in treasury stock acquired under the share repurchase program. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding our Polish accounts receivable facility and Note 11, Stockholders' Equity and Earnings per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment and purchase obligations as part of normal operations. The amount and composition of our material cash commitments have not changed materially since those disclosed in the 2023 Form 10-K.
Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At May 31, 2024, we had committed $44.8 million under these arrangements, of which $0.9 million reduced availability under the Revolver (as defined in Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).

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
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, growth rates in certain segments, product margins within our Emerging Businesses Group, share repurchases, legal proceedings, construction activity, international trade, the impact of the Russian invasion of Ukraine, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the timeline for execution of our growth plan and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 31, 2024, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments decreased $26.2 million, or 12%, compared to August 31, 2023. This decrease was primarily due to forward contracts denominated in Polish zloty with a U.S. dollar functional currency, which decreased $28.1 million as of May 31, 2024, compared to August 31, 2023.

As of May 31, 2024, the Company's total commodity contract commitments increased $54.0 million, or 12%, compared to August 31, 2023, primarily due to a $45.2 million increase related to copper commodity commitments as of May 31, 2024, compared to August 31, 2023.

There have been no other material changes to the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2023 Form 10-K.
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
Changes in Internal Control over Financial Reporting

During the third quarter of 2024, we executed a portion of a phased implementation of a new information system for our scrap metal recycling facilities, which will replace our existing information system for this line of business. The implementation is expected to be completed during the first quarter of 2025. There will be changes in our internal controls as this system becomes operational at each scrap metal recycling facility.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended May 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the United States District Court for the Northern District of California (the "Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages, fees and costs. Fact and expert discovery are complete. Both the motion for summary judgment filed by CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC and the cross-motion for summary judgment filed by PSG were denied by the Court on June 10, 2024. A jury trial is scheduled for October 2024. The Company believes that it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended May 31, 2024.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
March 1, 2024 - March 31, 2024	366,990	$54.52	366,990	$490,368,120
April 1, 2024 - April 30, 2024	380,301	56.42	380,301	468,911,153
May 1, 2024 - May 31, 2024	183,990	56.27	183,990	458,558,228
	931,281		931,281
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended May 31, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

COMMERCIAL METALS COMPANY

June 25, 2024	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)