Form 10-Q
period 2024-11-30
COMMERCIAL METALS Co
filed 2025-01-06
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
OR
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
Yes  ☐    No  ☒
As of December 31, 2024, 113,641,513 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
	Three Months Ended November 30,
(in thousands, except share and per share data)	2024	2023
Net sales	$1,909,602	$2,003,051
Costs and operating expenses:
Cost of goods sold	1,601,722	1,604,068
Selling, general and administrative expenses	177,858	162,532
Interest expense	11,322	11,756
Litigation expense	350,000	—
Net costs and operating expenses	2,140,902	1,778,356
Earnings (loss) before income taxes	(231,300)	224,695
Income tax expense (benefit)	(55,582)	48,422
Net earnings (loss)	$(175,718)	$176,273

Earnings (loss) per share:
Basic	$(1.54)	$1.51
Diluted	(1.54)	1.49

Average basic shares outstanding	114,053,455	116,771,939
Average diluted shares outstanding	114,053,455	118,354,913
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2024	2023
Net earnings (loss)	$(175,718)	$176,273
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(34,957)	23,493
Derivatives:
Net unrealized holding gain (loss)	420	(42,945)
Reclassification for realized gain	(1,356)	(1,499)
Net unrealized loss on derivatives	(936)	(44,444)
Net other comprehensive loss on defined benefit pension plans	(10)	(9)
Total other comprehensive loss, net of income taxes	(35,903)	(20,960)
Comprehensive income (loss)	$(211,621)	$155,313
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	November 30, 2024	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$856,104	$857,922
Accounts receivable (less allowance for doubtful accounts of $3,254 and $3,494)	1,106,139	1,158,946
Inventories, net	960,088	971,755
Prepaid and other current assets	294,588	285,489
Assets held for sale	1,204	18,656
Total current assets	3,218,123	3,292,768
Property, plant and equipment, net	2,612,836	2,577,136
Intangible assets, net	227,153	234,869
Goodwill	384,249	385,630
Other noncurrent assets	330,038	327,436
Total assets	$6,772,399	$6,817,839
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$323,492	$350,550
Accrued contingent litigation-related loss	350,000	—
Other accrued expenses and payables	453,377	445,514
Current maturities of long-term debt	38,561	38,786
Total current liabilities	1,165,430	834,850
Deferred income taxes	200,056	276,908
Other noncurrent liabilities	243,080	255,222
Long-term debt	1,148,536	1,150,835
Total liabilities	2,757,102	2,517,815
Other commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 113,919,151 and 114,104,057 shares	1,290	1,290
Additional paid-in capital	384,782	407,232
Accumulated other comprehensive loss	(121,855)	(85,952)
Retained earnings	4,307,613	4,503,885
Less treasury stock 15,141,513 and 14,956,607 shares at cost	(556,781)	(526,679)
Stockholders' equity	4,015,049	4,299,776
Stockholders' equity attributable to non-controlling interests	248	248
Total stockholders' equity	4,015,297	4,300,024
Total liabilities and stockholders' equity	$6,772,399	$6,817,839
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2024	2023
Cash flows from (used by) operating activities:
Net earnings (loss)	$(175,718)	$176,273
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation and amortization	70,437	69,186
Stock-based compensation	10,232	8,059
Write-down of inventory	8,950	10,655
Deferred income taxes and other long-term taxes	(76,940)	21,343
Litigation expense	350,000	—
Other	(185)	1,102
Changes in operating assets and liabilities	26,248	(25,558)
Net cash flows from operating activities	213,024	261,060
Cash flows from (used by) investing activities:
Capital expenditures	(118,187)	(66,991)
Proceeds from the sale of property, plant and equipment	5,167	—
Other	(467)	518
Net cash flows used by investing activities	(113,487)	(66,473)
Cash flows from (used by) financing activities:
Repayments of long-term debt	(10,940)	(9,276)
Debt issuance costs	(38)	—
Proceeds from accounts receivable facilities	13,303	9,421
Repayments under accounts receivable facilities	(13,303)	(17,471)
Treasury stock acquired	(50,417)	(28,408)
Tax withholdings related to share settlements, net of purchase plans	(19,560)	(19,535)
Dividends	(20,554)	(18,748)
Net cash flows used by financing activities	(101,509)	(84,017)
Effect of exchange rate changes on cash	(695)	819
Increase (decrease) in cash, restricted cash and cash equivalents	(2,667)	111,389
Cash, restricted cash and cash equivalents at beginning of period	859,555	595,717
Cash, restricted cash and cash equivalents at end of period	$856,888	$707,106
See notes to condensed consolidated financial statements.

Supplemental information:	Three Months Ended November 30,
(in thousands)	2024	2023
Cash paid (refund received) for income taxes	$(3,031)	$1,398
Cash paid for interest	11,270	10,888

Noncash activities:
Liabilities related to additions of property, plant and equipment	$19,722	$17,828
Right of use assets obtained in exchange for operating leases	10,574	9,197
Right of use assets obtained in exchange for finance leases	8,026	16,978

Cash and cash equivalents	$856,104	$704,603
Restricted cash	784	2,503
Total cash, restricted cash and cash equivalents	$856,888	$707,106

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended November 30, 2024
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2024	129,060,664	$1,290	$407,232	$(85,952)	$4,503,885	(14,956,607)	$(526,679)	$248	$4,300,024
Net loss					(175,718)				(175,718)
Other comprehensive loss				(35,903)					(35,903)
Dividends ($0.18 per share)					(20,554)				(20,554)
Treasury stock acquired and excise tax						(919,481)	(50,529)		(50,529)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(39,987)			734,575	20,427		(19,560)
Stock-based compensation			7,628						7,628
Reclassification of share-based liability awards			9,909						9,909
Balance, November 30, 2024	129,060,664	$1,290	$384,782	$(121,855)	$4,307,613	(15,141,513)	$(556,781)	$248	$4,015,297

	Three Months Ended November 30, 2023
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2023	129,060,664	$1,290	$394,672	$(3,778)	$4,097,262	(12,545,237)	$(368,573)	$241	$4,121,114
Net earnings					176,273				176,273
Other comprehensive loss				(20,960)					(20,960)
Dividends ($0.16 per share)					(18,748)				(18,748)
Treasury stock acquired						(621,643)	(28,408)		(28,408)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(37,380)			814,440	17,845		(19,535)
Stock-based compensation			9,040						9,040
Reclassification of share-based liability awards			11,201						11,201
Balance, November 30, 2023	129,060,664	$1,290	$377,533	$(24,738)	$4,254,787	(12,352,440)	$(379,136)	$241	$4,229,977
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2024 (the "2024 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the United States ("U.S.") Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings (loss), comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2024 Form 10-K. The results of operations for the three month period ended November 30, 2024 are not necessarily indicative of the results expected for the full fiscal year. Any reference in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2024 ("Form 10-Q") to the "corresponding period" or "comparable period" relates to the relevant three month period ended November 30, 2023. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

Nature of Operations

CMC is an innovative solutions provider helping build a stronger, safer and more sustainable world. Through an extensive manufacturing network principally located in the U.S. and Central Europe, CMC offers products and technologies to meet the critical reinforcement needs of the global construction sector. CMC’s solutions support early-stage construction across a wide variety of applications, including infrastructure, non-residential, residential, industrial and energy generation and transmission.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disaggregated income statement expense disclosures related to functional or natural expense line items within continuing operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and requires either prospective or retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
NOTE 2. CHANGES IN BUSINESS

On November 22, 2024, the Company completed the sale of a rebar fabrication facility within the North America Steel Group segment for gross consideration of $6.9 million, which consisted of $5.0 million in cash proceeds and $1.9 million in the form of a seller financing receivable, subject to working capital adjustments. The sale resulted in an immaterial impact to selling, general and administrative ("SG&A") expenses in the condensed consolidated statements of earnings (loss) during the three months ended November 30, 2024.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables reflect the changes in accumulated other comprehensive income (loss) ("AOCI"):

	Three Months Ended November 30, 2024
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, September 1, 2024	$(76,854)	$3,614	$(12,712)	$(85,952)
Other comprehensive income (loss) before reclassifications(1)	(34,957)	420	(10)	(34,547)
Reclassification for gain(2)	—	(1,356)	—	(1,356)
Net other comprehensive loss	(34,957)	(936)	(10)	(35,903)
Balance, November 30, 2024	$(111,811)	$2,678	$(12,722)	$(121,855)

	Three Months Ended November 30, 2023
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCI
Balance, September 1, 2023	$(126,045)	$135,257	$(12,990)	$(3,778)
Other comprehensive income (loss) before reclassifications(1)	23,493	(42,945)	(9)	(19,461)
Reclassification for gain(2)	—	(1,499)	—	(1,499)
Net other comprehensive income (loss)	23,493	(44,444)	(9)	(20,960)
Balance, November 30, 2023	$(102,552)	$90,813	$(12,999)	$(24,738)
__________________________________
(1) Other comprehensive income (loss) ("OCI") before reclassifications from derivatives is presented net of an immaterial income tax impact for the three months ended November 30, 2024 and net of income tax benefit of $10.1 million for the three months ended November 30, 2023. OCI before reclassifications from defined benefit pension plans is presented net of immaterial income tax impacts for each period presented.
(2) Reclassifications for gains from derivatives included in net earnings (loss) are primarily recorded in cost of goods sold in the condensed consolidated statements of earnings (loss) and are presented net of immaterial income tax impacts.
NOTE 4. REVENUE RECOGNITION

The majority of the Company's revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. See Note 13, Segment Information, for further information about disaggregated revenue by the Company's major product lines.

Certain revenue from the Company's downstream products in the North America Steel Group segment is not recognized at a point in time. Revenue resulting from sales of fabricated rebar in the North America Steel Group segment is recognized over time, as discussed below. Revenue resulting from sales of other downstream products in the North America Steel Group segment is recognized at the time of billing under an available practical expedient.

Each of the North America Steel Group segment's fabrication contracts represents a single performance obligation. Revenue from certain fabrication contracts for which the Company provides fabricated product and installation services is recognized over time using an input measure, and these contracts represented 8% and 9% of net sales in the North America Steel Group segment in the three months ended November 30, 2024 and 2023, respectively. Revenue from fabrication contracts for which the Company does not provide installation services is recognized over time using an output measure, and these contracts represented 10% and 11% of net sales in the North America Steel Group segment in the three months ended November 30, 2024 and 2023, respectively.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	November 30, 2024	August 31, 2024
Contract assets (included in accounts receivable)	$43,713	$57,007
Contract liabilities (included in other accrued expenses and payables)	41,314	35,356

The amount of revenue reclassified from August 31, 2024 contract liabilities during the three months ended November 30, 2024 was approximately $17.6 million.

Remaining Performance Obligations

As of November 30, 2024, revenue totaling $888.9 million has been allocated to remaining performance obligations in the North America Steel Group segment related to contracts for which revenue is recognized using an input or output measure. Of this amount, the Company estimates that approximately 81% of the remaining performance obligations will be recognized in the twelve months following November 30, 2024, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America Steel Group, Europe Steel Group and Emerging Businesses Group segments is typically less than one year.
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

The components of inventories were as follows:

(in thousands)	November 30, 2024	August 31, 2024
Raw materials	$255,036	$232,982
Work in process	7,712	5,390
Finished goods	697,340	733,383
Total	$960,088	$971,755

Inventory write-down expense was $9.0 million and $10.7 million during the three months ended November 30, 2024 and 2023, respectively, and primarily impacted the Europe Steel Group segment. The inventory write-downs were recorded in cost of goods sold in the condensed consolidated statements of earnings (loss).
NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the table below:

(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Consolidated
Goodwill, gross
Balance, September 1, 2024	$126,915	$4,337	$264,568	$395,820
Foreign currency translation	—	(200)	(1,188)	(1,388)
Balance, November 30, 2024	126,915	4,137	263,380	394,432

Accumulated impairment
Balance, September 1, 2024	(9,542)	(155)	(493)	(10,190)
Foreign currency translation	—	7	—	7
Balance, November 30, 2024	(9,542)	(148)	(493)	(10,183)

Goodwill, net
Balance, September 1, 2024	117,373	4,182	264,075	385,630
Foreign currency translation	—	(193)	(1,188)	(1,381)
Balance, November 30, 2024	$117,373	$3,989	$262,887	$384,249

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	November 30, 2024	August 31, 2024
Trade names	$54,110	$54,531
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$57,260	$57,681

The change in the balance of intangible assets with indefinite lives from August 31, 2024 to November 30, 2024 was due to foreign currency translation adjustments.

Other intangible assets subject to amortization are detailed in the following table:

	November 30, 2024			August 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	$152,375	$47,614	$104,761	$152,659	$43,540	$109,119
Customer relationships	74,641	18,116	56,525	75,000	16,118	58,882
Patents	8,055	6,850	1,205	7,970	6,595	1,375
Perpetual lease rights	6,108	1,019	5,089	6,404	1,049	5,355
Trade names	3,445	1,550	1,895	3,413	1,474	1,939
Non-compete agreements	2,300	1,948	352	2,300	1,859	441
Other	224	158	66	224	147	77
Total	$247,148	$77,255	$169,893	$247,970	$70,782	$177,188

The foreign currency translation adjustments related to the intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets was $6.8 million and $7.5 million in the three months ended November 30, 2024 and 2023, respectively, of which $4.3 million and $4.7 million, respectively, was recorded in cost of goods sold and the remainder was recorded in SG&A expenses in the condensed consolidated statements of earnings (loss). Estimated amortization expense for intangible assets for the next five years is as follows:

(in thousands)
Remainder of 2025	$19,947
2026	25,531
2027	25,434
2028	23,708
2029	19,135

NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2024	November 30, 2024	August 31, 2024
2030 Notes	4.125%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Other	5.100%	11,910	11,910
Finance leases	5.230%	138,352	141,271
Total debt		1,195,322	1,198,241
Less unamortized debt issuance costs		(12,631)	(13,073)
Plus unamortized bond premium		4,406	4,453
Total amounts outstanding		1,187,097	1,189,621
Less current maturities of long-term debt		(38,561)	(38,786)
Long-term debt		$1,148,536	$1,150,835

The Company's credit arrangements require compliance with certain covenants, including an interest coverage ratio and a debt to capitalization ratio. At November 30, 2024, the Company was in compliance with all financial covenants in its credit arrangements.

Capitalized interest was immaterial during the three months ended November 30, 2024 and 2023.

Credit Facilities

On October 30, 2024, the Company entered into the First Amendment to the Sixth Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), which, among other things, extended the maturity date of the Credit Agreement from October 26, 2027 to October 26, 2029. The Credit Agreement provides for a $600.0 million revolving credit facility (the "Revolver"). The Company had no amounts drawn under the Revolver at November 30, 2024 or August 31, 2024. The availability under the Revolver was reduced by outstanding stand-by letters of credit totaling $0.9 million at November 30, 2024 and August 31, 2024.

The Company also has credit facilities in Poland through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At November 30, 2024 and August 31, 2024, CMCP's credit facilities totaled PLN 600.0 million, or $147.6 million and $154.8 million, respectively. There were no amounts outstanding under these facilities as of November 30, 2024 or August 31, 2024. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $2.3 million and $2.4 million at November 30, 2024 and August 31, 2024, respectively.

Accounts Receivable Facility

The Poland accounts receivable facility had a limit of PLN 288.0 million, or $70.9 million and $74.3 million, at November 30, 2024 and August 31, 2024, respectively. The Company had no advance payments outstanding under the Poland accounts receivable facility at November 30, 2024 or August 31, 2024.

NOTE 8. DERIVATIVES

At November 30, 2024 and August 31, 2024, the notional values of the Company's commodity contract commitments were $467.0 million and $480.1 million, respectively. At November 30, 2024 and August 31, 2024, the notional values of the Company's foreign currency contract commitments were $236.0 million and $225.1 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at November 30, 2024:

Commodity	Position	Total
Aluminum	Long	2,775	MT
Aluminum	Short	1,275	MT
Copper	Long	181	MT
Copper	Short	9,741	MT
Electricity	Long	3,056,000	MW(h)
Natural Gas	Long	5,070,750	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Million British thermal unit

The following table summarizes the location and amounts of the fair value of the Company's derivative instruments reported in the condensed consolidated balance sheets:

(in thousands)	Primary Location	November 30, 2024	August 31, 2024
Derivative assets:
Commodity	Prepaid and other current assets	$11,254	$9,823
Commodity	Other noncurrent assets	26,945	30,402
Foreign exchange	Prepaid and other current assets	1,746	419
Derivative liabilities:
Commodity	Other accrued expenses and payables	$1,932	$3,445
Commodity	Other noncurrent liabilities	38	157
Foreign exchange	Other accrued expenses and payables	441	1,885

The following table summarizes activities related to the Company's derivatives not designated as hedging instruments recognized in the condensed consolidated statements of earnings (loss). All other activity related to the Company's derivatives not designated as hedging instruments was immaterial for the periods presented.

Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)		Three Months Ended November 30,
	Primary Location	2024	2023
Commodity	Cost of goods sold	$3,742	$(72)
Foreign exchange	SG&A expenses	(3,172)	3,539

The following tables summarize activities related to the Company's derivatives designated as cash flow hedging instruments recognized in the condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of earnings (loss). Amounts presented do not include the effects of foreign currency translation adjustments.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Gain (Loss) Recognized in OCI, Net of Income Taxes (in thousands)	Three Months Ended November 30,
	2024	2023
Commodity	$412	$(42,952)
Foreign exchange	8	7

Gain on Derivatives Designated as Cash Flow Hedging Instruments Reclassified from AOCI into Net Earnings (Loss) (in thousands)		Three Months Ended November 30,
	Primary Location	2024	2023
Commodity	Cost of goods sold	$1,573	$1,765
Foreign exchange	SG&A expenses	65	61

The Company's natural gas commodity derivatives accounted for as cash flow hedging instruments have maturities extending to November 2027. The Company's electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to December 2034. Included in the AOCI balance as of November 30, 2024 was an estimated net gain of $5.9 million from cash flow hedging instruments that is expected to be reclassified into net earnings (loss) within the twelve months following November 30, 2024. Cash flows associated with the cash flow hedging instruments are recorded as a component of cash flows from operating activities in the condensed consolidated statements of cash flows. See Note 9, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
NOTE 9. FAIR VALUE

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2024 Form 10-K.

The Company presents the fair value of its derivative contracts on a net-by-counterparty basis when a legal right to offset exists under an enforceable netting agreement. The following table summarizes information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of November 30, 2024:
Assets:
Investment deposit accounts(1)	$709,450	$709,450	$—	$—
Commodity derivative assets(2)	38,199	4,896	—	33,303
Foreign exchange derivative assets(2)	1,746	—	1,746	—
Liabilities:
Commodity derivative liabilities(2)	1,970	1,970	—	—
Foreign exchange derivative liabilities(2)	441	—	441	—

As of August 31, 2024:
Assets:
Investment deposit accounts(1)	$718,110	$718,110	$—	$—
Commodity derivative assets(2)	40,225	2,196	—	38,029
Foreign exchange derivative assets(2)	419	—	419	—
Liabilities:
Commodity derivative liabilities(2)	3,602	3,602	—	—
Foreign exchange derivative liabilities(2)	1,885	—	1,885	—
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

The fair value estimate of the Level 3 commodity derivatives is based on internally developed discounted cash flow models primarily utilizing unobservable inputs for which there is little or no market data. The Company forecasts future energy rates using a range of historical prices (the "floating rate"), which is the only significant unobservable input used in the Company's discounted cash flow models. Significantly higher or lower floating rates could have resulted in a material difference in the fair value measurement. The following table summarizes the range of floating rates used to measure the fair value of the Level 3 commodity derivatives at November 30, 2024 and August 31, 2024, which are applied uniformly across each of our Level 3 commodity derivatives:

	Floating rate (PLN)
	Low	High	Average
November 30, 2024	324	518	406
August 31, 2024	324	510	405

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income (loss). Amounts presented are before income taxes. The fluctuation in energy rates over time may cause volatility in the fair value estimate and is the primary reason for unrealized gains and losses in OCI in the three months ended November 30, 2024 and 2023.

(in thousands)	Three Months Ended November 30, 2024
Balance, September 1, 2024	$38,029
Total activity, realized and unrealized:
Unrealized holding loss before reclassification(1)	(1,691)
Reclassification for gain included in net loss(2)	(3,035)
Balance, November 30, 2024	$33,303

(in thousands)	Three Months Ended November 30, 2023
Balance, September 1, 2023	$194,425
Total activity, realized and unrealized:
Unrealized holding loss before reclassification(1)	(47,277)
Reclassification for gain included in net earnings(2)	(2,791)
Balance, November 30, 2023	$144,357
__________________________________
(1) Unrealized holding losses, net of foreign currency translation, less amounts reclassified are included in net unrealized holding gain (loss) on derivatives in the condensed consolidated statements of comprehensive income (loss).
(2) Gains included in net earnings (loss) are recorded in cost of goods sold in the condensed consolidated statements of earnings (loss).

There were no material non-recurring fair value remeasurements during the three months ended November 30, 2024 or 2023.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $1.0 billion and $965.6 million, respectively, at November 30, 2024, and $1.0 billion and $962.8 million, respectively, at August 31, 2024. The Company estimates these fair values based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, and as a result, their carrying values approximate fair values.

NOTE 10. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described in Note 13, Stock-Based Compensation Plans, to the consolidated financial statements in the 2024 Form 10-K. In general, restricted stock units awarded to executive officers and other employees vest ratably over a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of the Company's Board of Directors (the "Board"), performance stock units vest after a period of three years.

Information for restricted stock units and performance stock units accounted for as equity awards during the three months ended November 30, 2024 is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of August 31, 2024	1,548,586	$43.52
Granted	1,028,463	48.05
Vested	(1,095,813)	38.87
Forfeited	(41,545)	46.64
Outstanding as of November 30, 2024	1,439,691	$50.20

The Company granted 172,992 equivalent shares in the form of restricted stock units and performance stock units accounted for as liability awards during the three months ended November 30, 2024. At November 30, 2024, the Company had outstanding 360,393 equivalent shares accounted for under the liability method. The Company expects 341,851 equivalent shares to vest.

Total stock-based compensation expense, including fair value remeasurements, which was primarily included in SG&A expenses in the Company's condensed consolidated statements of earnings (loss), was $10.2 million and $8.1 million for the three months ended November 30, 2024 and 2023, respectively.
NOTE 11. STOCKHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

The Company's calculation of basic earnings (loss) per share ("EPS") and diluted EPS are described in Note 16, Earnings Per Share, to the consolidated financial statements in the 2024 Form 10-K.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended November 30,
(in thousands, except share and per share data)	2024	2023
Net earnings (loss)	$(175,718)	$176,273

Average basic shares outstanding	114,053,455	116,771,939
Effect of dilutive securities	—	1,582,974
Average diluted shares outstanding	114,053,455	118,354,913

Earnings (loss) per share:
Basic	$(1.54)	$1.51
Diluted	(1.54)	1.49
For the three months ended November 30, 2024, there were 1,413,248 shares that could potentially dilute basic EPS in the future that were not included in the computation of average diluted shares outstanding due to the Company's net loss position. For the three months ended November 30, 2023, the Company had immaterial anti-dilutive shares, which were not included in the computation of average diluted shares outstanding.
In October 2021, the Board approved a share repurchase program under which the Company was authorized to repurchase up to $350.0 million of shares of CMC common stock. In January 2024, the Board authorized an increase of $500.0 million to the existing share repurchase program. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. During the three months ended November 30, 2024, the Company repurchased 919,481 shares of

CMC common stock, at an average purchase price of $54.83 per share. The Company had remaining authorization to repurchase $353.4 million of shares of CMC common stock at November 30, 2024.
NOTE 12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

Legal Proceedings

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the United States District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG will also be entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. The Company is confident it conducted its business appropriately and intends to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. However, as a judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. This $350.0 million expense, which represents the Company's estimate of its current understanding of the PSG judgment, PSG's attorneys' fees and other related costs, was included within litigation expense in the condensed consolidated statements of earnings (loss) and was classified as a current liability in the condensed consolidated balance sheets because the timing of the potential payment is uncertain. All other legal expenses for the three months ended November 30, 2024 and 2023 are reported within SG&A expenses. If the verdict and judgment are overturned either as a result of post-trial motions or through the appeals process, the expense and related liability will be reversed in the same period the verdict and judgment are overturned. The Company's litigation defense costs are expensed as incurred. Although the Company is vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain.

On March 13, 2022, PSG filed a second suit in the San Diego County Superior Court of California alleging that CMC Steel Fabricators, Inc., CMC Steel US, LLC, and CMC Rebar West (which later merged into CMC Steel Fabricators, Inc.) violated California state antitrust and unfair competition laws by bidding below their costs for rebar furnish-and-install projects in California to hamper PSG's ability to win jobs and to reduce PSG’s profitability. These allegations were initially brought in PSG's lawsuit in the Northern District Court, but were dismissed without prejudice by the Northern District Court for lack of jurisdiction. This second lawsuit was later removed to the United States District Court for the Southern District of California. There, PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages, fees and costs. Fact and expert discovery are complete. On November 12, 2024, CMC Steel Fabricators, Inc., CMC Steel US, LLC and CMC Rebar West filed a motion for summary judgment, and briefing remains ongoing. As of the date of this Form 10-Q, no trial has been scheduled. The Company is confident it conducted its business appropriately, believes it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

Other Matters

At November 30, 2024 and August 31, 2024, the amounts accrued for cleanup and remediation costs at certain sites in response to notices, actions and agreements under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $3.5 million and $3.4 million at November 30, 2024 and August 31, 2024, respectively, of which $2.1 million and $1.9 million was classified as other noncurrent liabilities at November 30, 2024 and August 31, 2024, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

NOTE 13. SEGMENT INFORMATION

The Company structures its business into three reportable segments: North America Steel Group, Europe Steel Group and Emerging Businesses Group. See Note 1, Nature of Operations and Summary of Significant Accounting Policies to the consolidated financial statements in the 2024 Form 10-K, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales.

Corporate and Other contains earnings or losses on assets and liabilities related to the Company's benefit restoration plan assets and short-term investments, expenses of the Company's corporate headquarters, litigation-related expenses, interest expense related to long-term debt and intercompany eliminations. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense.

The following table summarizes certain financial information by reportable segment and Corporate and Other, as applicable:

	Three Months Ended November 30,
(in thousands)	2024	2023
Net sales to external customers:
North America Steel Group	$1,518,637	$1,592,650
Europe Steel Group	209,407	225,175
Emerging Businesses Group	169,415	177,239
Reportable segments total	1,897,459	1,995,064
Corporate and Other	12,143	7,987
Total	$1,909,602	$2,003,051

Adjusted EBITDA:
North America Steel Group	$188,205	$266,820
Europe Steel Group	25,839	38,942
Emerging Businesses Group	22,660	30,862
Reportable segments total	$236,704	$336,624

	November 30, 2024	August 31, 2024
Total assets:
North America Steel Group	$4,243,560	$4,219,603
Europe Steel Group	661,365	677,697
Emerging Businesses Group	841,310	861,025
Reportable segments total	5,746,235	5,758,325
Corporate and Other	1,026,164	1,059,514
Total	$6,772,399	$6,817,839

The following table presents a reconciliation of net earnings (loss) to adjusted EBITDA for the reportable segments:

	Three Months Ended November 30,
(in thousands)	2024	2023
Net earnings (loss)	$(175,718)	$176,273
Interest expense	11,322	11,756
Income tax expense (benefit)	(55,582)	48,422
Depreciation and amortization	70,437	69,186
Corporate and Other expenses	386,245	30,987
Adjusted EBITDA reportable segments	$236,704	$336,624

Disaggregation of Revenue

The following tables display net sales to external customers by reportable segment and Corporate and Other, disaggregated by major product:

	Three Months Ended November 30, 2024
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$310,119	$5,285	$—	$—	$315,404
Steel products	625,465	162,137	—	—	787,602
Downstream products	527,598	33,634	32,378	—	593,610
Construction products	—	—	75,981	—	75,981
Ground stabilization solutions	—	—	56,512	—	56,512
Other	55,455	8,351	4,544	12,143	80,493
Net sales to external customers	1,518,637	209,407	169,415	12,143	1,909,602
Intersegment net sales, eliminated in consolidation	16,112	617	11,793	(28,522)	—
Net sales	$1,534,749	$210,024	$181,208	$(16,379)	$1,909,602

	Three Months Ended November 30, 2023
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$313,655	$3,714	$—	$—	$317,369
Steel products	657,760	175,532	—	—	833,292
Downstream products	577,002	38,628	37,546	—	653,176
Construction products	—	—	77,759	—	77,759
Ground stabilization solutions	—	—	57,323	—	57,323
Other	44,233	7,301	4,611	7,987	64,132
Net sales to external customers	1,592,650	225,175	177,239	7,987	2,003,051
Intersegment net sales, eliminated in consolidation	19,637	576	4,787	(25,000)	—
Net sales	$1,612,287	$225,751	$182,026	$(17,013)	$2,003,051
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (this "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2024 (the "2024 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the United States ("U.S.") Securities and Exchange Commission (the "SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the section entitled "Risk Factors" in Part I, Item 1A of our 2024 Form 10-K. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "corresponding period" or "comparable period" relates to the relevant three month period ended November 30, 2023. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

Certain trademarks or service marks of CMC appearing in this Form 10-Q are the property of CMC and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.
BUSINESS CONDITIONS AND DEVELOPMENTS

Transform, Advance and Grow Initiative

In 2024, we implemented our Transform, Advance and Grow ("TAG") operational and commercial excellence program, which is a key component of our long-term strategic growth plan. Through a disciplined and structured approach, execution of the TAG program is intended to enhance the value of our operations through sustained margin enhancement, reduced working capital needs and greater invested capital efficiency. We have begun executing the first wave of initiatives related to the TAG program, and we expect our efforts will drive financial benefits in 2025.

Capital Expenditures

During the fourth quarter of 2023, our third micro mill was placed into service, and ramp up of the third micro mill continued in the first quarter of 2025. The new facility, located in Mesa, Arizona, allows us to meet underlying West Coast and Pacific Northwest demand for steel products. Designed to produce both rebar and merchant bar, this micro mill is the first in the world to produce merchant bar quality products through a continuous production process. Initial commercial production of rebar commenced prior to the startup of merchant bar production, which commenced during the second quarter of 2024. The merchant bar products produced at this facility consist of a wide variety of shapes and sizes of long steel, and, combined with rebar production, the capacity of this micro mill is approximately 40% greater than that of the other micro mills we have constructed. The micro mill was designed with the latest technology in electric arc furnace ("EAF") power supply systems, which allows us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. Additionally, this micro mill is the Company’s first micro mill to utilize Q-ONE technology on an EAF, which provides energy efficiencies and precise electrical control during production, creating a stable and consistent output.

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

Russian Invasion of Ukraine

The Russian invasion of Ukraine did not have a direct material adverse impact on our business, financial condition or results of operations during the three months ended November 30, 2024 or 2023. Our Europe Steel Group segment has not experienced an interruption in energy supply and was able to identify alternate sources for a limited number of materials previously procured through Russia. However, the Russian invasion of Ukraine has led to economic slowdowns in Europe, including significant volatility in commodity prices and credit markets, reductions in demand, supply chain interruptions and higher global inflation. We will continue to monitor disruptions in supply of energy and materials and the indirect effects on our operations of inflationary pressures, reductions in demand, foreign exchange rate fluctuations, commodity pricing, potential cybersecurity risks and sanctions resulting from the invasion.

See Part I, Item 1A, Risk Factors, of our 2024 Form 10-K for further discussion related to the above business conditions and developments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2024 Form 10-K.

RESULTS OF OPERATIONS SUMMARY

Business Overview

CMC is an innovative solutions provider helping build a stronger, safer and more sustainable world. Through an extensive manufacturing network principally located in the U.S. and Central Europe, the Company offers products and technologies to meet the critical reinforcement needs of the global construction sector. CMC’s solutions support early-stage construction across a wide variety of applications, including infrastructure, non-residential, residential, industrial and energy generation and transmission. Our operations are conducted through three reportable segments: North America Steel Group, Europe Steel Group and Emerging Businesses Group.

Key Performance Indicators

When evaluating our results for the period, we compare net sales, in the aggregate and for each of our reportable segments, in the current period to net sales in the corresponding period. Specifically, for the North America Steel Group segment and the Europe Steel Group segment, we focus on changes in average selling price per ton and tons shipped compared to the prior period for each of our vertically integrated product categories as these are the two variables that typically have the greatest impact on our net sales for those reportable segments. Of the products evaluated by changes in average selling price per ton and tons shipped within the North America Steel Group and Europe Steel Group segments, raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant bar and other steel products, such as billets and wire rod, and downstream products include fabricated rebar, steel fence posts and wire mesh. The evaluations of average selling price per ton and tons shipped for downstream products exclude post-tension cable, which is not measured on a per ton basis.

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our reportable segments. Adjusted EBITDA is the sum of the Company's earnings or losses before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings or losses, changes in metal margins of our steel products and downstream products period-over-period in the North America Steel Group and Europe Steel Group segments are a consistent area of focus for our Company and industry. Metal margin is a metric used by management to monitor the results of our vertically integrated organization. For our steel products, metal margin is the difference between the average selling price per ton of rebar, merchant bar and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. The metal margin for the North America Steel Group and Europe Steel Group segments' downstream products is the difference between the average selling price per ton of our downstream products and the scrap input costs to produce these products. An increase or decrease in input costs can impact profitability of steel products and downstream products when there is no corresponding change in selling prices. The majority of the North America Steel Group and Europe Steel Group segments' downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. Because the selling price generally remains fixed over the life of a project, changes in input costs over the life of the project can significantly impact profitability.

Financial Results Overview

	Three Months Ended November 30,
(in thousands, except per share data)	2024	2023
Net sales	$1,909,602	$2,003,051
Net earnings (loss)	(175,718)	176,273
Diluted earnings (loss) per share	$(1.54)	$1.49

Net sales decreased $93.4 million, or 5%, for the three months ended November 30, 2024, compared to the corresponding period. See discussions below, labeled North America Steel Group, Europe Steel Group and Emerging Businesses Group within our Segment Operating Data section, for further information on our period-over-period net sales results.

During the three months ended November 30, 2024, we incurred a net loss of $175.7 million compared to net earnings of $176.3 million during the corresponding period. The year-over-year change was primarily due to an approximately $265.0 million litigation expense, net of estimated tax, due to a contingent litigation-related loss recorded during the three months ended November 30, 2024. For more information about the contingent litigation-related loss, see Note 12, Commitments and Contingencies.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased $15.3 million during the three months ended November 30, 2024, compared to the corresponding period. Contributing to the period-over-period increase during the three months ended November 30, 2024 was $8.7 million of increased employee-related expenses and $6.9 million of increased legal expenses. The remaining fluctuation in SG&A expenses during the three months ended November 30, 2024, compared to the corresponding period, was due to multiple factors of which no single category was material.

Interest Expense

Interest expense remained relatively flat during the three months ended November 30, 2024, compared to the corresponding period.

Litigation Expense

A $350.0 million litigation expense associated with the Pacific Steel Group ("PSG") litigation was accrued during the three months ended November 30, 2024. For more information about the contingent litigation-related loss, see Note 12, Commitments and Contingencies.

Income Taxes

The effective income tax rate for the three months ended November 30, 2024 was 24.0%, which includes a benefit related to the contingent litigation-related loss associated with the PSG litigation that was accrued during the three months ended November 30, 2024. The effective income tax rate for the corresponding period was 21.6%. The remaining fluctuation in income taxes for the three months ended November 30, 2024, compared to the corresponding period, was due to multiple factors of which no single item was material. For more information about the contingent litigation-related loss, see Note 12, Commitments and Contingencies.

SEGMENT OPERATING DATA
The operating data by product category presented in the North America Steel Group and Europe Steel Group tables below is calculated using averages for each period presented. See Note 13, Segment Information, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on our reportable segments.

North America Steel Group

	Three Months Ended November 30,
(in thousands, except per ton amounts)	2024	2023
Net sales to external customers	$1,518,637	$1,592,650
Adjusted EBITDA	188,205	266,820

External tons shipped
Raw materials	339	374
Rebar	549	522
Merchant bar and other	241	230
Steel products	790	752
Downstream products	356	346

Average selling price per ton
Raw materials	$874	$783
Steel products	812	892
Downstream products	1,259	1,389

Cost of ferrous scrap utilized per ton	$323	$343
Steel products metal margin per ton	489	549

Net sales to external customers in our North America Steel Group segment decreased $74.0 million, or 5%, during the three months ended November 30, 2024, compared to the corresponding period. The decrease primarily resulted from a 9% year-over-year reduction in average selling prices per ton for both steel products and downstream products, partially offset by a 12% year-over-year increase in raw materials average selling prices per ton and a 4% year-over-year increase in total steel products and downstream products volumes. The decrease in average selling prices per ton for steel products and downstream products was driven by an increased competitive environment in our key markets in the three months ended November 30, 2024, compared to the corresponding period.

Adjusted EBITDA decreased $78.6 million, or 29%, during the three months ended November 30, 2024, compared to the corresponding period. The year-over-year decrease in adjusted EBITDA was caused by metal margin compression for both steel products and downstream products. The cost of ferrous scrap utilized per ton, the largest single driver of cost of goods sold for both steel products and downstream products, decreased $20 year-over-year. However, average selling prices per ton for steel products and downstream products decreased $80 and $130, respectively, year-over-year, resulting in metal margin compression.

Europe Steel Group

	Three Months Ended November 30,
(in thousands, except per ton amounts)	2024	2023
Net sales to external customers	$209,407	$225,175
Adjusted EBITDA	25,839	38,942

External tons shipped
Rebar	107	122
Merchant bar and other	206	221
Steel products	313	343

Average selling price per ton
Steel products	$639	$633

Cost of ferrous scrap utilized per ton	$370	$365
Steel products metal margin per ton	269	268

Net sales to external customers in our Europe Steel Group segment decreased $15.8 million, or 7%, during the three months ended November 30, 2024, compared to the corresponding period. The decrease was primarily due to a 9% year-over-year reduction in steel products shipment volumes. Although macroeconomic factors affecting demand in certain end markets in Poland improved during the three months ended November 30, 2024, compared to the corresponding period, lower construction and industrial activity in neighboring European countries resulted in elevated import levels that saturated the Polish market, thus driving a decrease in the segment's steel products shipment volumes. During the three months ended November 30, 2024, on average, the U.S. dollar was weaker compared to the Polish zloty, compared to the corresponding period. The effect of foreign currency translation was an increase in net sales to external customers of approximately $13.4 million for the three months ended November 30, 2024.

Adjusted EBITDA decreased $13.1 million, or 34%, during the three months ended November 30, 2024, compared to the corresponding period. In the three months ended November 30, 2024, the Europe Steel Group received $44.1 million in government assistance related to a program established to offset the indirect costs of carbon emission rights included in energy costs, compared to $27.7 million received related to this program in the three months ended November 30, 2023. In the three months ended November 30, 2023, the Europe Steel Group also received $38.6 million in government assistance related to a program established to offset the rising costs of electricity and natural gas. The $22.2 million decrease in government assistance received in the three months ended November 30, 2024, compared to the corresponding period, was partially offset by a year-over-year decrease in conversion costs. The effect of foreign currency translation was immaterial for the three months ended November 30, 2024.

Emerging Businesses Group

	Three Months Ended November 30,
(in thousands)	2024	2023
Net sales to external customers	$169,415	$177,239
Adjusted EBITDA	22,660	30,862

Net sales to external customers in our Emerging Businesses Group segment decreased $7.8 million, or 4%, during the three months ended November 30, 2024, compared to the corresponding period. For the three months ended November 30, 2024, results were negatively impacted by an increased sales mix of lower value products and project delays within CMC's Tensar division, which are now expected to commence later in 2025. Additionally, CMC Impact Metals experienced a decline in net sales to external customers due to a decrease in shipment volumes related to a slowing truck and trailer market for the three months ended November 30, 2024, compared to the corresponding period. These decreases were partially offset by a 31% year-over-year increase in shipment volumes of our performance reinforcing steel offerings for the three months ended November 30, 2024, compared to the corresponding period.

Adjusted EBITDA decreased $8.2 million, or 27%, during the three months ended November 30, 2024, compared to the corresponding period. CMC's Tensar division experienced project delays and recorded a loss reserve related to a project, which drove the year-over-year decrease. Pricing pressure and decreased shipments of higher margin products within our CMC Impact Metals business also contributed to the year-over-year decrease. These decreases were partially offset by increases in adjusted EBITDA for our performance reinforcing steel offerings for the three months ended November 30, 2024, compared to the corresponding period.

Corporate and Other

	Three Months Ended November 30,
(in thousands)	2024	2023
Adjusted EBITDA loss	$(386,245)	$(30,987)

Corporate and Other adjusted EBITDA loss increased $355.3 million during the three months ended November 30, 2024, compared to the corresponding period. The increase in adjusted EBITDA loss during the three months ended November 30, 2024 was primarily due to the $350.0 million contingent litigation-related loss associated with the PSG litigation that was accrued during the three months ended November 30, 2024. The remaining fluctuations in Corporate and Other adjusted EBITDA loss during the three months ended November 30, 2024, compared to the corresponding period, were due to multiple factors of which no single category was material. For more information about the contingent litigation-related loss, see Note 12, Commitments and Contingencies.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities are our principal sources of liquidity and result primarily from sales of products offered by the vertically integrated operations in the North America Steel Group and the Europe Steel Group segments, and products and solutions offered by our Emerging Businesses Group segment and related materials and services, as described in Part I, Item 1, Business, of our 2024 Form 10-K.

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 12% of total receivables at November 30, 2024.

We use futures and forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 8, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q for further information.

The table below reflects our sources, facilities and availability of liquidity at November 30, 2024. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$856,104	$856,104
Notes due from 2030 to 2032	900,000	(1)
Revolver	600,000	599,053
Series 2022 Bonds, due 2047	145,060	—
Poland credit facilities	147,645	145,390
Poland accounts receivable facility	70,870	70,870
__________________________________
(1) We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.

We continually review our capital resources to determine whether we can meet our short and long-term goals. For at least the next twelve months, we anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, pay for litigation-related expenses, invest in the development of our fourth micro mill, pay dividends and opportunistically repurchase shares. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory or legal developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

We aim to execute a capital allocation strategy that prioritizes both value-accretive growth and competitive cash returns to stockholders. We estimate that our 2025 capital spending will range from $630 million to $680 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

In January 2024, our Board authorized an increase of $500.0 million to the existing share repurchase program. During the three months ended November 30, 2024 and 2023, we repurchased $50.4 million and $28.4 million, respectively, of shares of CMC common stock. We had remaining authorization to repurchase $353.4 million of shares of CMC common stock at November 30, 2024. See Note 11, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

During the three months ended November 30, 2024 and 2023, we paid $20.6 million and $18.7 million, respectively, of cash dividends to our stockholders.

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At November 30, 2024, we believe we were in compliance with all covenants contained in our credit arrangements.

As of November 30, 2024 and August 31, 2024, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

As described in Note 12, Commitments and Contingencies, on November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the United States District Court for the Northern District of California (the “Northern District Court”), in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG will also be entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. We are confident that we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. Nonetheless, unless the verdict and judgment are overturned or the judgment is significantly reduced, the losses incurred in connection with this litigation would have a material adverse effect on our liquidity and financial condition.

Cash Flows

Operating Activities
Net cash flows from operating activities were $213.0 million and $261.1 million for the three months ended November 30, 2024 and 2023, respectively. Contributing to the year-over-year decrease was a $352.0 million decrease in net earnings, mainly due to a $350.0 million litigation expense associated with the PSG litigation that was accrued during the three months ended November 30, 2024, and a $98.3 million decrease in deferred income taxes and other long-term taxes. Additionally, there was a $51.8 million year-over-year net increase in cash from operating assets and liabilities due to a year-over-year increase in cash from other accrued expenses and payables of $44.1 million, primarily due to reduced payroll-related cash outflows, and an increase in cash collections of accounts receivable of $23.4 million. Cash from accounts receivable increased year-over-year, in line with the fluctuations in net sales to external customers described in the Segment Operating Data section. These working capital fluctuations were offset, in part, by increases in cash used by other operating assets and liabilities. See Note 12, Commitments and Contingencies for more information about the contingent litigation-related loss.

Investing Activities
Net cash flows used by investing activities were $113.5 million and $66.5 million for the three months ended November 30, 2024 and 2023, respectively. The year-over-year increase was primarily due to $51.2 million of incremental capital expenditures driven by the construction of our fourth micro mill.

Financing Activities
Net cash flows used by financing activities were $101.5 million and $84.0 million for the three months ended November 30, 2024 and 2023, respectively. The increase in net cash flows used by financing activities during the three months ended November 30, 2024, compared to the corresponding period, included a $22.0 million increase in treasury stock acquired under the share repurchase program, partially offset by an $8.1 million decrease in net repayments under our Polish accounts receivable facility. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding our Polish accounts receivable facility and Note 11, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment, construction of our fourth micro mill and other purchase obligations as part of normal operations. The amount and composition of our material cash commitments have not changed materially since those disclosed in the 2024 Form 10-K.
Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At November 30, 2024, we had committed $47.0 million under these arrangements, of which $0.9 million reduced availability under the Revolver (as defined in Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).
CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We have in the past, and may in the future, incur settlements, fines, penalties or judgments in connection with some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. For example, during the three months ended November 30, 2024, we recorded a $350.0 million contingent litigation-related loss, which is the Company's current estimate of potential costs to be incurred with respect to the PSG litigation. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. See Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on pending litigation and other matters.
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, growth rates in certain reportable segments, product margins within our Emerging Businesses Group segment, share repurchases, legal proceedings, construction activity, international trade, the impact of geopolitical conditions, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the anticipated benefits and timeline for execution of our growth plan and initatives and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

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
•litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks, including those related to the PSG litigation and other legal proceedings discussed in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements and in Part II, Item 1, Legal Proceedings of this Form 10-Q;
•risk of injury or death to employees, customers or other visitors to our operations; and
•civil unrest, protests and riots.
Refer to the "Risk Factors" disclosed in the section entitled "Risk Factors" in Part I, Item 1A of our 2024 Form 10-K for specific information regarding additional risks that would cause actual results to differ from those expressed or implied by these forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on any forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2024 Form 10-K.
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
Changes in Internal Control over Financial Reporting

During the first quarter of 2025, we completed the final portion of a phased implementation of a new information system for our scrap metal recycling facilities, which replaced our existing information system for this line of business. There were changes in our internal control over financial reporting as this information system became operational at each scrap metal recycling facility. We took the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change. Additionally, we provided training related to this application to individuals using the information system to carry out their job responsibilities. This information system change was not undertaken in response to any deficiencies in our internal control over financial reporting.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended November 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the United States District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG will also be entitled to petition for and recover its attorneys' fees, costs, and post-judgment interest. The Company is confident it conducted its business appropriately and intends to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. However, as a judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. This $350.0 million expense, which represents the Company's estimate of its current understanding of the PSG judgment, PSG's attorneys' fees and other related costs, is included within litigation expense in the condensed consolidated statements of earnings (loss) and is classified as a current liability in the condensed consolidated balance sheets because the timing of the potential payment is uncertain. If the verdict and judgment are overturned either as a result of post-trial motions or through the appeals process, the expense and related liability will be reversed in the period this occurs. The Company's litigation defense costs are expensed as incurred. Although we are vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain.

On March 13, 2022, PSG filed a second suit in the San Diego County Superior Court of California alleging that CMC Steel Fabricators, Inc., CMC Steel US, LLC, and CMC Rebar West (which later merged into CMC Steel Fabricators, Inc.) violated California state antitrust and unfair competition laws by bidding below their costs for rebar furnish-and-install projects in California to hamper PSG's ability to win jobs and to reduce PSG’s profitability. These allegations were initially brought in PSG's lawsuit in the Northern District Court but were dismissed without prejudice by the Northern District Court for lack of jurisdiction. This second lawsuit was later removed to the United States District Court for the Southern District of California. There, PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages, fees and costs. Fact and expert discovery are complete. On November 12, 2024, CMC Steel Fabricators, Inc., CMC Steel US, LLC and CMC Rebar West filed a motion for summary judgment, and briefing remains ongoing. As of the date of this Form 10-Q, no trial has been scheduled. The Company is confident it conducted its business appropriately, believes it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

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
ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended November 30, 2024.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
September 1, 2024 - September 30, 2024	308,581	$51.87	308,581	$387,775,061
October 1, 2024 - October 31, 2024	342,159	53.79	342,159	369,368,771
November 1, 2024 - November 30, 2024	268,741	59.55	268,741	353,363,945
	919,481		919,481
__________________________________
(1) On October 13, 2021, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. On January 10, 2024, the Company announced that the Board authorized an increase of $500.0 million to the existing share repurchase program. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 11, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended November 30, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K dated June 21, 2022 and incorporated herein by reference).

10.1	Terms and Conditions of Employment dated as of October 1, 2024, between Commercial Metals Company and Kekin M. Ghelani (filed herewith).

10.2	Amendment No. 1 to Commercial Metals Company Employee Stock Purchase Plan, effective January 1, 2025 (filed herewith).

10.3
First Amendment to the Sixth Amended and Restated Credit Agreement, dated October 30, 2024, by and among Commercial Metals Company, certain subsidiaries of Commercial Metals Company as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K dated October 31, 2024 and incorporated herein by reference).

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

COMMERCIAL METALS COMPANY

January 6, 2025	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)