Form 10-Q
period 2025-02-28
COMMERCIAL METALS Co
filed 2025-03-25
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
OR
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
Yes  ☐    No  ☒
As of March 20, 2025, 113,000,577 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net sales	$1,754,376	$1,848,287	$3,663,978	$3,851,338
Costs and operating expenses:
Cost of goods sold	1,534,829	1,552,046	3,136,551	3,156,114
Selling, general and administrative expenses	167,560	167,444	345,418	329,976
Interest expense	11,167	11,878	22,489	23,634
Litigation expense	4,720	—	354,720	—
Net costs and operating expenses	1,718,276	1,731,368	3,859,178	3,509,724
Earnings (loss) before income taxes	36,100	116,919	(195,200)	341,614
Income tax expense (benefit)	10,627	31,072	(44,955)	79,494
Net earnings (loss)	$25,473	$85,847	$(150,245)	$262,120

Earnings (loss) per share:
Basic	$0.22	$0.74	$(1.32)	$2.25
Diluted	0.22	0.73	(1.32)	2.22

Average basic shares outstanding	113,564,436	116,396,530	113,811,675	116,584,235
Average diluted shares outstanding	114,510,293	117,524,113	113,811,675	118,051,249
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net earnings (loss)	$25,473	$85,847	$(150,245)	$262,120
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	2,653	1,341	(32,304)	24,834
Derivatives:
Net unrealized holding gain (loss)	22,695	(47,924)	23,115	(90,869)
Reclassification for realized gain	(2,472)	(189)	(3,828)	(1,688)
Net unrealized gain (loss) on derivatives	20,223	(48,113)	19,287	(92,557)
Net other comprehensive loss on defined benefit pension plan	(10)	(9)	(20)	(18)
Total other comprehensive income (loss), net of income taxes	22,866	(46,781)	(13,037)	(67,741)
Comprehensive income (loss)	$48,339	$39,066	$(163,282)	$194,379
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	February 28, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$758,403	$857,922
Accounts receivable (less allowance for doubtful accounts of $3,787 and $3,494)	1,088,141	1,158,946
Inventories, net	978,279	971,755
Prepaid and other current assets	302,077	285,489
Assets held for sale	1,204	18,656
Total current assets	3,128,104	3,292,768
Property, plant and equipment, net	2,623,435	2,577,136
Intangible assets, net	220,461	234,869
Goodwill	383,822	385,630
Other noncurrent assets	333,888	327,436
Total assets	$6,689,710	$6,817,839
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$328,989	$350,550
Accrued contingent litigation-related loss	354,720	—
Other accrued expenses and payables	385,375	445,514
Current maturities of long-term debt	40,043	38,786
Total current liabilities	1,109,127	834,850
Deferred income taxes	185,958	276,908
Other noncurrent liabilities	227,724	255,222
Long-term debt	1,154,727	1,150,835
Total liabilities	2,677,536	2,517,815
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 113,260,850 and 114,104,057 shares	1,290	1,290
Additional paid-in capital	392,965	407,232
Accumulated other comprehensive loss	(98,989)	(85,952)
Retained earnings	4,312,659	4,503,885
Less treasury stock 15,799,814 and 14,956,607 shares at cost	(595,999)	(526,679)
Stockholders' equity	4,011,926	4,299,776
Stockholders' equity attributable to non-controlling interests	248	248
Total stockholders' equity	4,012,174	4,300,024
Total liabilities and stockholders' equity	$6,689,710	$6,817,839
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024
Cash flows from (used by) operating activities:
Net earnings (loss)	$(150,245)	$262,120
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation and amortization	141,021	137,485
Stock-based compensation	18,270	23,047
Write-down of inventory	15,735	10,392
Deferred income taxes and other long-term taxes	(95,090)	1,901
Litigation expense	354,720	—
Other	2,325	2,225
Changes in operating assets and liabilities	(41,271)	(87,149)
Net cash flows from operating activities	245,465	350,021
Cash flows from (used by) investing activities:
Capital expenditures	(204,454)	(160,772)
Proceeds from government assistance related to property, plant and equipment	25,000	—
Proceeds from the sale of property, plant and equipment	5,270	389
Other	(960)	1,923
Net cash flows used by investing activities	(175,144)	(158,460)
Cash flows from (used by) financing activities:
Repayments of long-term debt	(20,241)	(17,199)
Debt issuance costs	(38)	—
Proceeds from accounts receivable facilities	13,303	38,079
Repayments under accounts receivable facilities	(13,303)	(45,693)
Treasury stock acquired	(98,433)	(76,347)
Tax withholdings related to share settlements, net of purchase plans	(10,256)	(9,227)
Dividends	(40,981)	(37,374)
Net cash flows used by financing activities	(169,949)	(147,761)
Effect of exchange rate changes on cash	(501)	380
Increase (decrease) in cash, restricted cash and cash equivalents	(100,129)	44,180
Cash, restricted cash and cash equivalents at beginning of period	859,555	595,717
Cash, restricted cash and cash equivalents at end of period	$759,426	$639,897
See notes to condensed consolidated financial statements.

Supplemental information:	Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024
Cash paid for income taxes	$59,861	$86,506
Cash paid for interest	25,277	24,260

Noncash activities:
Liabilities related to additions of property, plant and equipment	$15,637	$21,279
Right of use assets obtained in exchange for operating leases	21,710	40,225
Right of use assets obtained in exchange for finance leases	24,582	31,463

Cash and cash equivalents	$758,403	$638,261
Restricted cash	1,023	1,636
Total cash, restricted cash and cash equivalents	$759,426	$639,897

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended February 28, 2025
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, December 1, 2024	129,060,664	$1,290	$384,782	$(121,855)	$4,307,613	(15,141,513)	$(556,781)	$248	$4,015,297
Net earnings					25,473				25,473
Other comprehensive income				22,866					22,866
Dividends ($0.18 per share)					(20,427)				(20,427)
Treasury stock acquired and excise tax						(906,603)	(48,363)		(48,363)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			159			248,302	9,145		9,304
Stock-based compensation			8,024						8,024
Balance, February 28, 2025	129,060,664	$1,290	$392,965	$(98,989)	$4,312,659	(15,799,814)	$(595,999)	$248	$4,012,174

	Six Months Ended February 28, 2025
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2024	129,060,664	$1,290	$407,232	$(85,952)	$4,503,885	(14,956,607)	$(526,679)	$248	$4,300,024
Net loss					(150,245)				(150,245)
Other comprehensive loss				(13,037)					(13,037)
Dividends ($0.36 per share)					(40,981)				(40,981)
Treasury stock acquired and excise tax						(1,826,084)	(98,892)		(98,892)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(39,828)			982,877	29,572		(10,256)
Stock-based compensation			15,652						15,652
Reclassification of share-based liability awards			9,909						9,909
Balance, February 28, 2025	129,060,664	$1,290	$392,965	$(98,989)	$4,312,659	(15,799,814)	$(595,999)	$248	$4,012,174

	Three Months Ended February 29, 2024
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, December 1, 2023	129,060,664	$1,290	$377,533	$(24,738)	$4,254,787	(12,352,440)	$(379,136)	$241	$4,229,977
Net earnings					85,847				85,847
Other comprehensive loss				(46,781)					(46,781)
Dividends ($0.16 per share)					(18,626)				(18,626)
Treasury stock acquired						(945,205)	(47,939)		(47,939)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			2,133			260,666	8,175		10,308
Stock-based compensation			9,902						9,902
Balance, February 29, 2024	129,060,664	$1,290	$389,568	$(71,519)	$4,322,008	(13,036,979)	$(418,900)	$241	$4,222,688

	Six Months Ended February 29, 2024
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2023	129,060,664	$1,290	$394,672	$(3,778)	$4,097,262	(12,545,237)	$(368,573)	$241	$4,121,114
Net earnings					262,120				262,120
Other comprehensive loss				(67,741)					(67,741)
Dividends ($0.32 per share)					(37,374)				(37,374)
Treasury stock acquired						(1,566,848)	(76,347)		(76,347)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(35,247)			1,075,106	26,020		(9,227)
Stock-based compensation			18,942						18,942
Reclassification of share-based liability awards			11,201						11,201
Balance, February 29, 2024	129,060,664	$1,290	$389,568	$(71,519)	$4,322,008	(13,036,979)	$(418,900)	$241	$4,222,688
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2024 (the "2024 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the United States ("U.S.") Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings (loss), comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2024 Form 10-K. The results of operations for the three and six months ended February 28, 2025 are not necessarily indicative of the results expected for the full fiscal year. Any reference in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2025 ("Form 10-Q") to the "corresponding period" relates to the relevant three or six months ended February 29, 2024. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disaggregated income statement expense disclosures related to functional or natural expense line items within continuing operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and requires either prospective or retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Government Assistance

During the six months ended February 28, 2025, government assistance of $48.1 million, compared to $66.3 million in the corresponding period, was awarded to the Company from a compensation scheme established by the Energy Regulatory Office in Poland, and a program established by the Polish Ministry of Development and Technology. The grants were recognized in the Europe Steel Group segment and recorded as reductions to cost of goods sold in the Company's consolidated statements of earnings. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2024 Form 10-K, for more information.

During 2023, the Company entered into an agreement with the West Virginia Economic Development Authority to permanently finance a portion of the costs to construct the Company's fourth micro mill, which is under development in Berkeley County, West Virginia. During the three months ended February 28, 2025, the Company received $25.0 million as a result of meeting certain investment thresholds. Amounts received were recognized in the North America Steel Group segment and reduced property, plant and equipment, net, in the Company's condensed consolidated balance sheets as of February 28, 2025. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2024 Form 10-K, for more information.

NOTE 2. CHANGES IN BUSINESS

On November 22, 2024, the Company completed the sale of a rebar fabrication facility within the North America Steel Group segment for gross consideration of $5.9 million, which consisted of $5.0 million in cash proceeds and $0.9 million in the form of a seller financing receivable. The sale resulted in an immaterial impact to selling, general and administrative ("SG&A") expenses in the condensed consolidated statements of earnings (loss) during the three and six months ended February 28, 2025.
NOTE 3. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reflect the changes in accumulated other comprehensive loss ("AOCL"):

	Three Months Ended February 28, 2025
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, December 1, 2024	$(111,811)	$2,678	$(12,722)	$(121,855)
Other comprehensive income (loss) before reclassifications(1)	2,653	22,695	(10)	25,338
Reclassification for gain(2)	—	(2,472)	—	(2,472)
Net other comprehensive income (loss)	2,653	20,223	(10)	22,866
Balance, February 28, 2025	$(109,158)	$22,901	$(12,732)	$(98,989)

	Six Months Ended February 28, 2025
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2024	$(76,854)	$3,614	$(12,712)	$(85,952)
Other comprehensive income (loss) before reclassifications(1)	(32,304)	23,115	(20)	(9,209)
Reclassification for gain(2)	—	(3,828)	—	(3,828)
Net other comprehensive income (loss)	(32,304)	19,287	(20)	(13,037)
Balance, February 28, 2025	$(109,158)	$22,901	$(12,732)	$(98,989)

	Three Months Ended February 29, 2024
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, December 1, 2023	$(102,552)	$90,813	$(12,999)	$(24,738)
Other comprehensive income (loss) before reclassifications(1)	1,341	(47,924)	(9)	(46,592)
Reclassification for gain(2)	—	(189)	—	(189)
Net other comprehensive income (loss)	1,341	(48,113)	(9)	(46,781)
Balance, February 29, 2024	$(101,211)	$42,700	$(13,008)	$(71,519)

	Six Months Ended February 29, 2024
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2023	$(126,045)	$135,257	$(12,990)	$(3,778)
Other comprehensive income (loss) before reclassifications(1)	24,834	(90,869)	(18)	(66,053)
Reclassification for gain(2)	—	(1,688)	—	(1,688)
Net other comprehensive income (loss)	24,834	(92,557)	(18)	(67,741)
Balance, February 29, 2024	$(101,211)	$42,700	$(13,008)	$(71,519)
__________________________________
(1) Other comprehensive income (loss) ("OCI") before reclassifications from derivatives is presented net of an income tax benefit (expense) of $(5.4) million and $(5.5) million for the three and six months ended February 28, 2025, respectively, and $11.3 million and $21.4 million for the three and six months ended February 29, 2024, respectively. OCI before reclassifications from defined benefit pension plans is presented net of immaterial income tax impacts.
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

Certain revenue resulting from sales of downstream products in the North America Steel Group segment is recognized over time, as discussed below. Revenue resulting from sales of other downstream products in the North America Steel Group segment is recognized at the time of billing under an available practical expedient.

Each of the North America Steel Group segment's fabrication contracts represents a single performance obligation. Revenue from certain fabrication contracts for which the Company provides downstream products and installation services is recognized over time using an input measure, and these contracts represented 7% of net sales in the North America Steel Group segment in each of the three and six months ended February 28, 2025, and represented 8% of net sales in the North America Steel Group segment in each of the three and six months ended February 29, 2024. Revenue from fabrication contracts for which the Company does not provide installation services is recognized over time using an output measure, and these contracts represented 10% of net sales in the North America Steel Group segment in each of the three and six months ended February 28, 2025, and 10% and 11% of net sales in the North America Steel Group segment in the three and six months ended February 29, 2024, respectively.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	February 28, 2025	August 31, 2024
Contract assets (included in accounts receivable)	$99,153	$57,007
Contract liabilities (included in other accrued expenses and payables)	22,972	35,356

The amount of revenue reclassified from August 31, 2024 contract liabilities during the six months ended February 28, 2025 was approximately $31.6 million.

Remaining Performance Obligations

As of February 28, 2025, revenue totaling $960.2 million has been allocated to remaining performance obligations in the North America Steel Group segment related to contracts for which revenue is recognized using an input or output measure. Of this amount, the Company estimates that approximately 74% of the remaining performance obligations will be recognized in the twelve months following February 28, 2025, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America Steel Group, Europe Steel Group and Emerging Businesses Group segments is typically less than one year.
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

The components of inventories were as follows:

(in thousands)	February 28, 2025	August 31, 2024
Raw materials	$248,715	$232,982
Work in process	4,285	5,390
Finished goods	725,279	733,383
Total	$978,279	$971,755

Inventory write-down expense was $15.7 million during the six months ended February 28, 2025, and primarily impacted the North America Steel Group segment. Inventory write-down expense was $10.4 million during the six months ended February 29, 2024, and primarily impacted the Europe Steel Group segment. The inventory write-downs were recorded in cost of goods sold in the condensed consolidated statements of earnings (loss).

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the table below:

(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Consolidated
Goodwill, gross
Balance, September 1, 2024	$126,915	$4,337	$264,568	$395,820
Foreign currency translation	—	(178)	(1,636)	(1,814)
Balance, February 28, 2025	126,915	4,159	262,932	394,006

Accumulated impairment
Balance, September 1, 2024	(9,542)	(155)	(493)	(10,190)
Foreign currency translation	—	6	—	6
Balance, February 28, 2025	(9,542)	(149)	(493)	(10,184)

Goodwill, net
Balance, September 1, 2024	117,373	4,182	264,075	385,630
Foreign currency translation	—	(172)	(1,636)	(1,808)
Balance, February 28, 2025	$117,373	$4,010	$262,439	$383,822

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	February 28, 2025	August 31, 2024
Trade names	$53,961	$54,531
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$57,111	$57,681

The change in the balance of intangible assets with indefinite lives from August 31, 2024 to February 28, 2025 was due to foreign currency translation adjustments.

Finite-lived intangible assets subject to amortization are detailed in the following table:

	February 28, 2025			August 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	$152,576	$51,795	$100,781	$152,659	$43,540	$109,119
Customer relationships	74,524	20,188	54,336	75,000	16,118	58,882
Patents	8,094	7,108	986	7,970	6,595	1,375
Perpetual lease rights	6,142	1,044	5,098	6,404	1,049	5,355
Other	5,986	3,837	2,149	5,937	3,480	2,457
Total	$247,322	$83,972	$163,350	$247,970	$70,782	$177,188

The foreign currency translation adjustments related to the intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets was $6.8 million and $13.6 million in the three and six months ended February 28, 2025, respectively, of which $4.3 million and $8.6 million, respectively, was recorded in cost of goods sold and the remainder was recorded in SG&A expenses in the condensed consolidated statements of earnings (loss). Amortization expense for intangible assets was $7.0 million and $14.5 million in the three and six months ended February 29, 2024, respectively, of which $4.7 million and $9.4 million, respectively, was recorded in cost of goods sold and the remainder was recorded in SG&A expenses in the condensed consolidated statements of earnings (loss). Estimated amortization expense for intangible assets through 2029 is as follows:

(in thousands)
Remainder of 2025	$13,140
2026	25,540
2027	25,443
2028	23,716
2029	19,149
NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of February 28, 2025	February 28, 2025	August 31, 2024
2030 Notes	4.125%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Other	5.100%	11,910	11,910
Finance leases	5.252%	145,631	141,271
Total debt		1,202,601	1,198,241
Less unamortized debt issuance costs		(12,189)	(13,073)
Plus unamortized bond premium		4,358	4,453
Total amounts outstanding		1,194,770	1,189,621
Less current maturities of long-term debt		(40,043)	(38,786)
Long-term debt		$1,154,727	$1,150,835

The Company's credit arrangements require compliance with certain covenants, including an interest coverage ratio and a debt to capitalization ratio. At February 28, 2025, the Company was in compliance with all financial covenants in its credit arrangements.

Capitalized interest was $2.4 million and $4.5 million during the three and six months ended February 28, 2025, respectively, compared to $1.2 million and $2.4 million, respectively, during the corresponding periods.

Credit Facilities

On October 30, 2024, the Company entered into the First Amendment to the Sixth Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), which, among other things, extended the maturity date of the Credit Agreement from October 26, 2027 to October 26, 2029. The Credit Agreement provides for a $600.0 million revolving credit facility (the "Revolver"). The Company had no amounts drawn under the Revolver at February 28, 2025 or August 31, 2024. The availability under the Revolver was reduced by outstanding stand-by letters of credit totaling $1.0 million and $0.9 million at February 28, 2025 and August 31, 2024, respectively.

The Company also has credit facilities in Poland through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"). At February 28, 2025 and August 31, 2024, CMCP's credit facilities totaled PLN 600.0 million, or $148.5 million and $154.8 million, respectively. There were no amounts outstanding under these facilities as of February 28, 2025 or August 31, 2024. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $2.0 million and $2.4 million at February 28, 2025 and August 31, 2024, respectively.

Accounts Receivable Facility

The Poland accounts receivable facility had a limit of PLN 288.0 million, or $71.3 million and $74.3 million, at February 28, 2025 and August 31, 2024, respectively. The Company had no advance payments outstanding under the Poland accounts receivable facility at February 28, 2025 or August 31, 2024.
NOTE 8. DERIVATIVES

At February 28, 2025 and August 31, 2024, the notional values of the Company's commodity contract commitments were $456.3 million and $480.1 million, respectively. At February 28, 2025 and August 31, 2024, the notional values of the Company's foreign currency contract commitments were $259.5 million and $225.1 million, respectively.

The following table provides information regarding the Company's commodity contract commitments at February 28, 2025:

Commodity	Position	Total
Copper	Long	408	MT
Copper	Short	9,843	MT
Electricity	Long	2,990,000	MW(h)
Natural Gas	Long	4,762,000	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Million British thermal unit

The following table summarizes the location and amounts of the fair value of the Company's derivative instruments reported in the condensed consolidated balance sheets:

(in thousands)	Primary Location	February 28, 2025	August 31, 2024
Derivative assets:
Commodity	Prepaid and other current assets	$10,568	$9,823
Commodity	Other noncurrent assets	46,655	30,402
Foreign exchange	Prepaid and other current assets	3,707	419
Derivative liabilities:
Commodity	Other accrued expenses and payables	$4,056	$3,445
Commodity	Other noncurrent liabilities	—	157
Foreign exchange	Other accrued expenses and payables	1,187	1,885
Foreign exchange	Other noncurrent liabilities	63	—

The following table summarizes activities related to the Company's derivatives not designated as hedging instruments recognized in the condensed consolidated statements of earnings (loss). All other activity related to the Company's derivatives not designated as hedging instruments was immaterial for the periods presented.

Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)		Three Months Ended		Six Months Ended
	Primary Location	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Commodity	Cost of goods sold	$(8,484)	$782	$(4,742)	$710
Foreign exchange	SG&A expenses	5,186	443	2,014	3,982

The following tables summarize activities related to the Company's derivatives designated as cash flow hedging instruments recognized in the condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of earnings (loss). Amounts presented do not include the effects of foreign currency translation adjustments.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Gain (Loss) Recognized in OCI, Net of Income Taxes (in thousands)	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Commodity	$22,690	$(47,932)	$23,102	$(90,884)
Foreign exchange	5	8	13	15

Gain on Derivatives Designated as Cash Flow Hedging Instruments Reclassified from AOCL into Net Earnings (Loss) (in thousands)		Three Months Ended		Six Months Ended
	Primary Location	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Commodity	Cost of goods sold	$2,998	$136	$4,571	$1,901
Foreign exchange	SG&A expenses	42	61	107	122

The Company's natural gas commodity derivatives accounted for as cash flow hedging instruments have maturities extending to February 2028. The Company's electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to December 2034. Included in the AOCL balance as of February 28, 2025 was an estimated net gain of $10.4 million from cash flow hedging instruments that is expected to be reclassified into net earnings (loss) within the twelve months following February 28, 2025. Cash flows associated with the cash flow hedging instruments are recorded as a component of cash flows from operating activities in the condensed consolidated statements of cash flows. See Note 9, Fair Value, for the fair value of the Company's derivative instruments recorded in the condensed consolidated balance sheets.
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

The Company presents the fair value of its derivative contracts on a net-by-counterparty basis when a legal right to offset exists under an enforceable netting agreement. The following table summarizes information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of February 28, 2025:
Assets:
Investment deposit accounts(1)	$630,800	$630,800	$—	$—
Commodity derivative assets	57,223	1,865	—	55,358
Foreign exchange derivative assets	3,707	—	3,707	—
Liabilities:
Commodity derivative liabilities	4,056	4,056	—	—
Foreign exchange derivative liabilities	1,250	—	1,250	—

As of August 31, 2024:
Assets:
Investment deposit accounts(1)	$718,110	$718,110	$—	$—
Commodity derivative assets	40,225	2,196	—	38,029
Foreign exchange derivative assets	419	—	419	—
Liabilities:
Commodity derivative liabilities	3,602	3,602	—	—
Foreign exchange derivative liabilities	1,885	—	1,885	—
__________________________________
(1) Investment deposit accounts are short-term in nature, and the value is determined by principal plus interest.

The fair value estimate of the Level 3 commodity derivatives is based on internally developed discounted cash flow models primarily utilizing unobservable inputs for which there is little or no market data. The Company forecasts future energy rates using a range of historical prices (the "floating rate"), which is the only significant unobservable input used in the Company's discounted cash flow models. Significantly higher or lower floating rates could have resulted in a material difference in the fair value measurement. The following table summarizes the range of floating rates used to measure the fair value of the Level 3 commodity derivatives at February 28, 2025 and August 31, 2024, which are applied uniformly across each of our Level 3 commodity derivatives:

	Floating rate (PLN)
	Low	High	Average
February 28, 2025	324	563	441
August 31, 2024	324	510	405

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income (loss). Amounts presented are before income taxes. The fluctuation in energy rates over time may cause volatility in the fair value estimate and is the primary reason for unrealized gains and losses in OCI in the three and six months ended February 28, 2025 and February 29, 2024.

(in thousands)	Three Months Ended February 28, 2025
Balance, December 1, 2024	$33,303
Unrealized holding gain before reclassification(1)	25,482
Reclassification for gain included in net earnings(2)	(3,427)
Balance, February 28, 2025	$55,358

(in thousands)	Six Months Ended February 28, 2025
Balance, September 1, 2024	$38,029
Unrealized holding gain before reclassification(1)	23,791
Reclassification for gain included in net loss(2)	(6,462)
Balance, February 28, 2025	$55,358

(in thousands)	Three Months Ended February 29, 2024
Balance, December 1, 2023	$144,357
Unrealized holding loss before reclassification(1)	(56,481)
Reclassification for gain included in net earnings(2)	(1,559)
Balance, February 29, 2024	$86,317

(in thousands)	Six Months Ended February 29, 2024
Balance, September 1, 2023	$194,425
Unrealized holding loss before reclassification(1)	(103,758)
Reclassification for gain included in net earnings(2)	(4,350)
Balance, February 29, 2024	$86,317
__________________________________
(1) Unrealized holding gain (loss), net of foreign currency translation, less amounts reclassified are included in net unrealized holding gain (loss) on derivatives in the condensed consolidated statements of comprehensive income (loss).
(2) Realized gains included in net earnings (loss) are recorded in cost of goods sold in the condensed consolidated statements of earnings (loss).

There were no material non-recurring fair value remeasurements during the three or six months ended February 28, 2025 or February 29, 2024.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $1.0 billion and $957.2 million, respectively, at February 28, 2025, and $1.0 billion and $962.8 million, respectively, at August 31, 2024. The Company estimates these fair values based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, and as a result, their carrying values approximate fair values.

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

Information for restricted stock units and performance stock units accounted for as equity awards during the six months ended February 28, 2025 is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of August 31, 2024	1,548,586	$43.52
Granted	1,053,488	48.13
Vested	(1,114,469)	38.95
Forfeited	(73,928)	48.24
Outstanding as of February 28, 2025	1,413,677	$50.31

The Company granted 172,992 equivalent shares in the form of restricted stock units and performance stock units accounted for as liability awards during the six months ended February 28, 2025. At February 28, 2025, the Company had outstanding 349,713 equivalent shares accounted for under the liability method. The Company expects 333,865 equivalent shares to vest.

Total stock-based compensation expense, including fair value remeasurements, which was primarily included in SG&A expenses in the Company's condensed consolidated statements of earnings (loss), was $8.1 million and $18.3 million for the three and six months ended February 28, 2025, respectively, and was $15.0 million and $23.0 million for the three and six months ended February 29, 2024, respectively.
NOTE 11. STOCKHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

The Company's calculation of basic earnings (loss) per share ("EPS") and diluted EPS are described in Note 16, Earnings Per Share, to the consolidated financial statements in the 2024 Form 10-K.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net earnings (loss)	$25,473	$85,847	$(150,245)	$262,120

Average basic shares outstanding	113,564,436	116,396,530	113,811,675	116,584,235
Effect of dilutive securities	945,857	1,127,583	—	1,467,014
Average diluted shares outstanding	114,510,293	117,524,113	113,811,675	118,051,249

Earnings (loss) per share:
Basic	$0.22	$0.74	$(1.32)	$2.25
Diluted	0.22	0.73	(1.32)	2.22
For all periods except for the six months ended February 28, 2025, the Company had immaterial anti-dilutive shares, which were not included in the computation of average diluted shares outstanding. For the six months ended February 28, 2025, the Company had 1,270,113 shares that were excluded from the computation of average diluted shares outstanding due to the Company's net loss position.
During the three and six months ended February 28, 2025, the Company repurchased 906,603 and 1,826,084 shares of CMC common stock, at an average purchase price of $52.96 and $53.90 per share, respectively. Under the share repurchase program, the Company had remaining authorization to repurchase $305.3 million of shares of CMC common stock at February 28, 2025. See Note 15, Capital Stock, to the consolidated financial statements in the 2024 Form 10-K, for more information on the share repurchase program.

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

Legal Proceedings

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG will also be entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. The Company is confident it conducted its business appropriately and intends to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. This motion remains pending. In the meantime, as a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. In the six months ended February 28, 2025, the Company reported $354.7 million of litigation expense in the condensed consolidated statement of earnings (loss), which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. This amount was classified as a current liability in the condensed consolidated balance sheet as of February 28, 2025 because the timing of the potential payment is uncertain. All other legal expenses for the three and six months ended February 28, 2025 and February 29, 2024 are reported within SG&A expenses. If the verdict and judgment are overturned either as a result of post-trial motions or through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. The Company's litigation defense costs are expensed as incurred. Although the Company is vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain.

On March 13, 2022, PSG filed a second suit in the San Diego County Superior Court of California alleging that CMC Steel Fabricators, Inc., CMC Steel US, LLC, and CMC Rebar West (which later merged into CMC Steel Fabricators, Inc.) violated California state antitrust and unfair competition laws by bidding below their costs for rebar furnish-and-install projects in California to hamper PSG's ability to win jobs and to reduce PSG’s profitability. These allegations were initially brought in PSG's lawsuit in the Northern District Court, but were dismissed without prejudice by the Northern District Court for lack of jurisdiction. This second lawsuit was later removed to the U.S. District Court for the Southern District of California (the "Southern District Court"). There, PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages, fees and costs. Fact and expert discovery are complete. On November 12, 2024, CMC Steel Fabricators, Inc., CMC Steel US, LLC and CMC Rebar West filed a motion for summary judgment, and that motion is pending before the Southern District Court. As of the date of this Form 10-Q, no trial has been scheduled. The Company is confident it conducted its business appropriately, believes it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

Other Matters

At February 28, 2025 and August 31, 2024, the amounts accrued for cleanup and remediation costs at certain sites in response to notices, actions and agreements under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $3.7 million and $3.4 million at February 28, 2025 and August 31, 2024, respectively, of which $2.0 million and $1.9 million was classified as other noncurrent liabilities at February 28, 2025 and August 31, 2024, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

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

The following table summarizes certain financial information by reportable segment and Corporate and Other, as applicable:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net sales to external customers:
North America Steel Group	$1,386,848	$1,486,202	$2,905,485	$3,078,852
Europe Steel Group	198,029	192,500	407,436	417,675
Emerging Businesses Group	158,864	155,994	328,279	333,233
Reportable segments total	1,743,741	1,834,696	3,641,200	3,829,760
Corporate and Other	10,635	13,591	22,778	21,578
Total	$1,754,376	$1,848,287	$3,663,978	$3,851,338

Adjusted EBITDA:
North America Steel Group	$128,818	$222,294	$317,023	$489,114
Europe Steel Group	752	(8,611)	26,591	30,331
Emerging Businesses Group	23,519	17,929	46,179	48,791
Reportable segments total	$153,089	$231,612	$389,793	$568,236

	February 28, 2025	August 31, 2024
Total assets:
North America Steel Group	$4,223,610	$4,219,603
Europe Steel Group	660,260	677,697
Emerging Businesses Group	834,722	861,025
Reportable segments total	5,718,592	5,758,325
Corporate and Other	971,118	1,059,514
Total	$6,689,710	$6,817,839

The following table presents a reconciliation of net earnings (loss) to adjusted EBITDA for the reportable segments:

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net earnings (loss)	$25,473	$85,847	$(150,245)	$262,120
Interest expense	11,167	11,878	22,489	23,634
Income tax expense (benefit)	10,627	31,072	(44,955)	79,494
Depreciation and amortization	70,584	68,299	141,021	137,485
Asset impairments	386	4	386	4
Corporate and Other expenses	34,852	34,512	421,097	65,499
Adjusted EBITDA reportable segments	$153,089	$231,612	$389,793	$568,236

Disaggregation of Revenue

The following tables display net sales to external customers by reportable segment and Corporate and Other, disaggregated by major product:

	Three Months Ended February 28, 2025
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$317,841	$5,141	$—	$—	$322,982
Steel products	592,549	159,344	—	—	751,893
Downstream products	428,459	25,278	41,179	—	494,916
Construction products	—	—	65,731	—	65,731
Ground stabilization solutions	—	—	48,194	—	48,194
Other	47,999	8,266	3,760	10,635	70,660
Net sales to external customers	1,386,848	198,029	158,864	10,635	1,754,376
Intersegment net sales, eliminated in consolidation	16,498	619	13,253	(30,370)	—
Net sales	$1,403,346	$198,648	$172,117	$(19,735)	$1,754,376

	Six Months Ended February 28, 2025
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$627,960	$10,426	$—	$—	$638,386
Steel products	1,218,014	321,481	—	—	1,539,495
Downstream products	956,057	58,912	73,557	—	1,088,526
Construction products	—	—	141,712	—	141,712
Ground stabilization solutions	—	—	104,706	—	104,706
Other	103,454	16,617	8,304	22,778	151,153
Net sales to external customers	2,905,485	407,436	328,279	22,778	3,663,978
Intersegment net sales, eliminated in consolidation	32,610	1,236	25,046	(58,892)	—
Net sales	$2,938,095	$408,672	$353,325	$(36,114)	$3,663,978

	Three Months Ended February 29, 2024
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$325,006	$4,137	$—	$—	$329,143
Steel products	612,308	158,180	—	—	770,488
Downstream products	513,253	23,517	40,507	—	577,277
Construction products	—	—	65,467	—	65,467
Ground stabilization solutions	—	—	45,135	—	45,135
Other	35,635	6,666	4,885	13,591	60,777
Net sales to external customers	1,486,202	192,500	155,994	13,591	1,848,287
Intersegment net sales, eliminated in consolidation	18,904	1,058	7,453	(27,415)	—
Net sales	$1,505,106	$193,558	$163,447	$(13,824)	$1,848,287

	Six Months Ended February 29, 2024
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$638,661	$7,851	$—	$—	$646,512
Steel products	1,270,068	333,712	—	—	1,603,780
Downstream products	1,090,255	62,145	78,053	—	1,230,453
Construction products	—	—	143,226	—	143,226
Ground stabilization solutions	—	—	102,458	—	102,458
Other	79,868	13,967	9,496	21,578	124,909
Net sales to external customers	3,078,852	417,675	333,233	21,578	3,851,338
Intersegment net sales, eliminated in consolidation	38,541	1,634	12,240	(52,415)	—
Net sales	$3,117,393	$419,309	$345,473	$(30,837)	$3,851,338
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (this "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2024 (the "2024 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the United States ("U.S.") Securities and Exchange Commission (the "SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the sections entitled "Risk Factors" in Part I, Item 1A of our 2024 Form 10-K and Part II, Item 1A of this Form 10-Q. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "corresponding period" relates to the relevant three or six month period ended February 29, 2024. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

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
BUSINESS CONDITIONS AND DEVELOPMENTS

Transform, Advance and Grow Initiative

In 2024, we implemented our Transform, Advance and Grow ("TAG") operational and commercial excellence program, which is a key component of our long-term strategic growth plan. Through a disciplined and structured approach, execution of the TAG program is intended to enhance the value of our operations through sustained margin enhancement, reduced working capital needs and greater invested capital efficiency. We have begun executing the first wave of initiatives related to the TAG program, and it is positively contributing to 2025 performance.

Capital Expenditures

During the fourth quarter of 2023, our third micro mill was placed into service, and ramp up of the third micro mill continued in the first half of 2025. The new facility, located in Mesa, Arizona, allows us to meet underlying West Coast and Pacific Northwest demand for steel products. Designed to produce both rebar and merchant bar, this micro mill is the first in the world to produce merchant bar quality products through a continuous production process. Rebar production and merchant bar production commenced during the fourth quarter of 2023 and second quarter of 2024, respectively. The merchant bar products produced at this facility consist of a wide variety of shapes and sizes of long steel, and, combined with rebar production, the capacity of this micro mill is approximately 40% greater than that of the other micro mills we have constructed. The micro mill was designed with the latest technology in electric arc furnace ("EAF") power supply systems, which allows us to directly connect the EAF and the ladle furnace to renewable energy sources such as solar and wind. Additionally, this micro mill is the Company’s first micro mill to utilize Q-ONE technology on an EAF, which provides energy efficiencies and precise electrical control during production, creating a stable and consistent output.

In December 2022, we announced that our planned fourth micro mill will be in Berkeley County, West Virginia. This new micro mill will be geographically situated to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and will be supported by our existing network of downstream fabrication plants. Site improvements, foundation work and large portions of supporting infrastructure for the micro mill are complete, and the construction of structural components for multiple process buildings and equipment is underway. We expect commissioning to start in late calendar 2025.

During 2023, the Company entered into an agreement with the West Virginia Economic Development Authority to permanently finance a portion of the costs to construct the Company's fourth micro mill, which is under development in Berkeley County, West Virginia. During the three months ended February 28, 2025, the Company received $25.0 million as a result of meeting certain investment thresholds. Amounts received were recognized in the North America Steel Group segment and reduced property, plant and equipment, net, in the Company's condensed consolidated balance sheets as of February 28, 2025. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2024 Form 10-K, for more information.

Macroeconomic Trends and Uncertainties

We are subject to risks and exposures from the evolving macroeconomic environment, including uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy and other changes in economic conditions, such as an increase in trade tensions and related tariffs with U.S. trading partners. On February 10, 2025, President Trump issued an executive order re-imposing Section 232's 25% tariffs on steel imports from all sources, effective March 12, 2025, ending country and product exemptions, and broadening the application of the tariffs to fabricated steel products. Although the elimination of Section 232 tariff exemptions should provide a favorable backdrop to the domestic long steel market, there remains uncertainty regarding the duration and scope of this and other potential executive actions related to tariffs. If the Section 232 or other import tariffs, quotas or duties expire, if others are further relaxed or repealed or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of import tariffs, quotas or duties, a resurgence of substantial imports of foreign steel could occur. This would put downward pressure on U.S. steel prices.

Russian Invasion of Ukraine

The Russian invasion of Ukraine did not have a direct material adverse impact on our business, financial condition or results of operations during the three or six months ended February 28, 2025 or February 29, 2024. Our Europe Steel Group segment has not experienced an interruption in energy supply and was able to identify alternate sources for a limited number of materials previously procured through Russia. However, the Russian invasion of Ukraine has led to economic slowdowns in Europe, including significant volatility in commodity prices and credit markets, reductions in demand, supply chain interruptions and higher global inflation. We will continue to monitor disruptions in supply of energy and materials and the indirect effects on our operations of inflationary pressures, reductions in demand, foreign exchange rate fluctuations, commodity pricing, potential cybersecurity risks and sanctions resulting from the invasion.

See sections entitled "Risk Factors" in Part I, Item 1A of our 2024 Form 10-K and Part II, Item 1A of this Form 10-Q for further discussion related to the above business conditions and developments.
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

Key Performance Indicators

When evaluating our results for the period, we compare net sales, in the aggregate and for each of our reportable segments, in the current period to net sales in the corresponding period. Specifically, for the North America Steel Group and the Europe Steel Group segments, we focus on changes in average selling price per ton and tons shipped compared to the prior period for each of our vertically integrated product categories as these are the two variables that typically have the greatest impact on our net sales for those reportable segments. Of the products evaluated by changes in average selling price per ton and tons shipped within the North America Steel Group and Europe Steel Group segments, raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant bar and other steel products, such as billets and wire rod, and downstream products include fabricated rebar, steel fence posts and wire mesh. The evaluations of average selling price per ton and tons shipped for downstream products exclude post-tension cable, which is not measured on a per ton basis.

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our reportable segments. Adjusted EBITDA is the sum of the Company's earnings or losses before interest expense, income taxes, depreciation and amortization and impairment expense. Although there are many factors that can impact a segment’s adjusted EBITDA and, therefore, our overall earnings or losses, changes in metal margins of our steel products and downstream products period-over-period in the North America Steel Group and Europe Steel Group segments are a consistent area of focus for our Company and industry. Metal margin is a metric used by management to monitor the results of our vertically integrated organization. For our steel products, metal margin is the difference between the average selling price per ton of rebar, merchant bar and other steel products and the cost of ferrous scrap per ton utilized by our steel mills to produce these products. The metal margin for the North America Steel Group and Europe Steel Group segments' downstream products is the difference between the average selling price per ton of our downstream products and the scrap input costs to produce these products. An increase or decrease in input costs can impact profitability of steel products and downstream products when there is no corresponding change in selling prices. The majority of the North America Steel Group and Europe Steel Group segments' downstream products selling prices per ton are fixed at the beginning of a project and these projects last one to two years on average. The selling price generally remains fixed over the life of a project; therefore, changes in input costs over the life of the project can significantly impact profitability.

Financial Results Overview

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net sales	$1,754,376	$1,848,287	$3,663,978	$3,851,338
Net earnings (loss)	25,473	85,847	(150,245)	262,120
Diluted earnings (loss) per share	$0.22	$0.73	$(1.32)	$2.22

Net sales decreased $93.9 million, or 5%, for the three months ended February 28, 2025, compared to the corresponding period, and decreased $187.4 million, or 5%, for the six months ended February 28, 2025, compared to the corresponding period. See discussions below, labeled North America Steel Group, Europe Steel Group and Emerging Businesses Group within our Segment Operating Data section, for further information on our period-over-period net sales results.

During the three and six months ended February 28, 2025, we achieved net earnings of $25.5 million and incurred a net loss of $150.2 million, respectively, compared to net earnings of $85.8 million and $262.1 million, respectively, during the corresponding periods. The change in net earnings in the three months ended February 28, 2025, compared to the corresponding period, was due to compression in steel and downstream products metal margins in our North America Steel Group segment. The year-over-year decrease in net earnings was primarily due to an approximately $268.0 million litigation expense, net of estimated tax, due to a contingent litigation-related loss, and compression in steel and downstream products metal margins in our North America Steel Group segment in the six months ended February 28, 2025, compared to the corresponding period.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses remained relatively flat during the three months ended February 28, 2025, compared to the corresponding period, and increased $15.4 million during the six months ended February 28, 2025, compared to the corresponding period. Contributing to the period-over-period increase was $12.1 million of incremental labor-related expenses and $5.4 million of additional legal expenses in the six months ended February 28, 2025, compared to the corresponding period.

Interest Expense

Interest expense remained relatively flat during the three and six months ended February 28, 2025, compared to the corresponding periods.

Litigation Expense

Litigation expense related to the Pacific Steel Group ("PSG") litigation of $4.7 million and $354.7 million was recorded during the three and six months ended February 28, 2025, respectively. For more information about the contingent litigation-related loss, see Note 12, Commitments and Contingencies.

Income Taxes

The effective income tax rates for the three and six months ended February 28, 2025 were 29.4% and 23.0%, respectively, compared to 26.6% and 23.3%, in the corresponding periods. The increase for the three months ended February 28, 2025, compared with the corresponding period, is due to multiple factors of which no single item was material. The effective income tax rate remained relatively flat for the six months ended February 28, 2025 when compared to the corresponding period.

SEGMENT OPERATING DATA
The operating data by product category presented in the North America Steel Group and Europe Steel Group tables below is calculated using averages for each period presented. See Note 13, Segment Information, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on our reportable segments.

North America Steel Group

	Three Months Ended		Six Months Ended
(in thousands, except per ton amounts)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net sales to external customers	$1,386,848	$1,486,202	$2,905,485	$3,078,852
Adjusted EBITDA	128,818	222,294	317,023	489,114

External tons shipped
Raw materials	312	347	651	721
Rebar	503	460	1,052	982
Merchant bar and other	243	234	484	464
Steel products	746	694	1,536	1,446
Downstream products	298	316	654	662

Average selling price per ton
Raw materials	$956	$880	$913	$829
Steel products	814	905	813	898
Downstream products	1,221	1,358	1,242	1,374

Cost of ferrous scrap utilized per ton	$338	$379	$330	$361
Steel products metal margin per ton	476	526	483	537

Net sales to external customers in our North America Steel Group segment decreased 7% and 6% during the three and six months ended February 28, 2025, respectively, compared to the corresponding periods. The decreases primarily resulted from reductions in steel products average selling prices per ton of 10% and 9% during the three and six months ended February 28, 2025, respectively, compared to the corresponding periods, and a 10% reduction in downstream products average selling prices per ton during both the three and six months ended February 28, 2025, compared to the corresponding periods, in both cases due to increased competitive pricing in our key markets. The reductions in net sales from external customers driven by lower average selling prices were partially offset by increased shipments of steel products in both periods due to resilient construction activity and demand in our end-use markets.

During the three and six months ended February 28, 2025, we achieved adjusted EBITDA of $128.8 million and $317.0 million, respectively, compared to adjusted EBITDA of $222.3 million and $489.1 million, during the respective corresponding periods. The decreases in adjusted EBITDA during the three and six months ended February 28, 2025, compared to the corresponding periods, was primarily due to a 10% erosion of steel and downstream products metal margins over scrap per ton. The cost of ferrous scrap utilized per ton, the largest single driver of cost of goods sold for both steel and downstream products, decreased $41 and $31, respectively, during the three and six months ended February 28, 2025, compared to the corresponding periods. However, these decreases did not keep pace with the declines in average selling prices per ton for steel and downstream products, resulting in metal margin compression, as compared to the corresponding periods.

Europe Steel Group

	Three Months Ended		Six Months Ended
(in thousands, except per ton amounts)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net sales to external customers	$198,029	$192,500	$407,436	$417,675
Adjusted EBITDA	752	(8,611)	26,591	30,331

External tons shipped
Rebar	100	64	207	186
Merchant bar and other	210	211	416	432
Steel products	310	275	623	618

Average selling price per ton
Steel products	$612	$673	$626	$651

Cost of ferrous scrap utilized per ton	$337	$394	$353	$380
Steel products metal margin per ton	275	279	273	271

Net sales to external customers in our Europe Steel Group segment increased $5.5 million, or 3%, during the three months ended February 28, 2025, compared to the corresponding period, and decreased $10.2 million, or 2%, during the six months ended February 28, 2025, compared to the corresponding period. During the three months ended February 28, 2025, steel products shipment volumes rose 13%, exceeding the impact of a $61 per ton decrease in steel products average selling price, compared to the corresponding period. Net sales to external customers in the six months ended February 28, 2025 decreased due to a $25 per ton decline in steel products average selling price, compared to the corresponding period. On average, compared to the Polish zloty, the U.S. dollar was stronger during the three months ended February 28, 2025 and was weaker during the six months ended February 28, 2025, compared to the corresponding periods. The effect of foreign currency translation on net sales to external customers was a decrease of approximately $3.2 million for the three months ended February 28, 2025 and an increase of approximately $10.2 million for the six months ended February 28, 2025.

Adjusted EBITDA increased $9.4 million during the three months ended February 28, 2025, compared to the corresponding period, and decreased $3.7 million during the six months ended February 28, 2025, compared to the corresponding period. During the three months ended February 28, 2025, steel products shipment volumes rose 13%, while steel products metal margin per ton remained relatively flat and conversion costs were lower, compared to the corresponding period. During the six months ended February 28, 2025, government assistance of $48.1 million, compared to $66.3 million in the corresponding period, was recognized related to programs established to offset the rising costs of electricity and natural gas and the indirect costs of rising carbon emission rights included in energy costs. The $18.2 million decrease in government assistance received in the six months ended February 28, 2025, compared to the corresponding period, offset the benefit from the year-over-year decrease in conversion costs. The effect of foreign currency translation on adjusted EBITDA was immaterial for the three and six months ended February 28, 2025.

Emerging Businesses Group

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net sales to external customers	$158,864	$155,994	$328,279	$333,233
Adjusted EBITDA	23,519	17,929	46,179	48,791

Net sales to external customers in our Emerging Businesses Group segment were relatively flat during the three and six months ended February 28, 2025, compared to the corresponding periods. For the three and six months ended February 28, 2025, our performance reinforcing steel offerings experienced 86% and 48% increases in shipment volumes, respectively, compared to the corresponding periods, due to increased demand. However, the increases in net sales to external customers from our performance reinforcing steel offerings were offset by decreases in net sales to external customers by CMC Impact Metals due to decreases in shipment volumes related to a slowing truck and trailer market for the three and six months ended February 28, 2025, compared to the corresponding periods.

Adjusted EBITDA increased $5.6 million, or 31%, during the three months ended February 28, 2025, compared to the corresponding period, and decreased $2.6 million, or 5%, during the six months ended February 28, 2025, compared to the corresponding period. Adjusted EBITDA for our performance reinforcing steel offerings increased $7.2 million and $10.7 million during the three and six months ended February 28, 2025, respectively, compared to the corresponding periods, due to the increases in shipment volumes described above. For the six months ended February 28, 2025, the increase was offset by decreases in adjusted EBITDA for our Tensar division and our CMC Impact Metals business.

Corporate and Other

	Three Months Ended		Six Months Ended
(in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Adjusted EBITDA loss	$(34,852)	$(34,512)	$(421,097)	$(65,499)

Corporate and Other adjusted EBITDA loss remained relatively flat during the three months ended February 28, 2025, compared to the corresponding period, and increased $355.6 million during the six months ended February 28, 2025, compared to the corresponding period. The increase in adjusted EBITDA loss during the six months ended February 28, 2025 was due to a $354.7 million contingent litigation-related loss related to the PSG litigation. For more information about the contingent litigation-related loss, see Note 12, Commitments and Contingencies.

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

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 14% of total receivables at February 28, 2025.

We use futures and forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 8, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q for further information.

The table below reflects our sources, facilities and availability of liquidity at February 28, 2025. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$758,403	$758,403
Notes due from 2030 to 2032	900,000	(1)
Revolver	600,000	599,041
Series 2022 Bonds, due 2047	145,060	—
Poland credit facilities	148,456	146,453
Poland accounts receivable facility	71,259	71,259
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

We aim to execute a capital allocation strategy that prioritizes both value-accretive growth and competitive cash returns to stockholders. We estimate that our 2025 capital spending will range from $550 million to $600 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

During the six months ended February 28, 2025 and February 29, 2024, we repurchased $98.4 million and $76.3 million, respectively, of shares of CMC common stock. Under the share repurchase program, we had remaining authorization to repurchase $305.3 million of shares of CMC common stock at February 28, 2025. See Note 11, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2024 Form 10-K, for more information on the share repurchase program.

During the six months ended February 28, 2025 and February 29, 2024, we paid $41.0 million and $37.4 million, respectively, of cash dividends to our stockholders.

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At February 28, 2025, we believe we were in compliance with all covenants contained in our credit arrangements.

As of February 28, 2025 and August 31, 2024, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

As described in Note 12, Commitments and Contingencies, on November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the U.S. District Court for the Northern District of California (the “Northern District Court”), in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG will also be entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. We are confident that we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. Nonetheless, unless the verdict and judgment are overturned or the judgment is significantly reduced, the losses incurred in connection with this litigation would have a material adverse effect on our liquidity and financial condition.

Cash Flows

Operating Activities
Net cash flows from operating activities were $245.5 million and $350.0 million for the six months ended February 28, 2025 and February 29, 2024, respectively. Contributing to the year-over-year change was a decrease in net earnings, excluding the impacts of non-cash items such as the contingent litigation-related loss recorded during the six months ended February 28, 2025. Also, there was a $45.9 million year-over-year net decrease in cash used by operating assets and liabilities primarily driven by a $91.1 million year-over-year decrease in cash used by inventory due to both lower inventory volumes and a lower scrap price environment in the second quarter of 2025, compared to the second quarter of 2024. This decrease was partially offset by a year-over-year decrease in cash provided by accounts receivable of $58.1 million, which was in line with the fluctuations in net sales to external customers described in the Segment Operating Data section. See the section titled "Results of Operations Summary" above for more information regarding the changes in net earnings. See Note 12, Commitments and Contingencies for more information about the contingent litigation-related loss.

Investing Activities
Net cash flows used by investing activities were $175.1 million and $158.5 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The year-over-year increase was primarily due to $43.7 million of incremental capital expenditures driven by the construction of our fourth micro mill, which was partially offset by $25.0 million of government assistance pursuant to an agreement with the West Virginia Economic Development Authority. See Note 1, Nature of Operations and Accounting Policies, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding the government assistance received during 2025 related to the construction of our fourth micro mill.

Financing Activities
Net cash flows used by financing activities were $169.9 million and $147.8 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The increase in net cash flows used by financing activities during the six months ended February 28, 2025, compared to the corresponding period, included a $22.1 million increase in treasury stock acquired under the share repurchase program and a $3.6 million increase in dividends paid, partially offset by a $7.6 million decrease in net repayments under our Polish accounts receivable facility. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding our Polish accounts receivable facility. See Note 11, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2024 Form 10-K, for more information on the share repurchase program.

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
Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At February 28, 2025, we had committed $35.4 million under these arrangements, of which $1.0 million reduced availability under the Revolver (as defined in Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).

CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We have in the past, and may in the future, incur settlements, fines, penalties or judgments in connection with some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. For example, in the six months ended February 28, 2025, the Company reported $354.7 million of litigation expense in the condensed consolidated statement of earnings (loss), which amount represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. This amount was classified as a current liability in the condensed consolidated balance sheet as of February 28, 2025 because the timing of the potential payment is uncertain. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. See Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on pending litigation and other matters.
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, the ability to operate our steel mills at full capacity, future availability and cost of supplies of raw materials and energy for our operations, growth rates in certain reportable segments, product margins within our Emerging Businesses Group segment, share repurchases, legal proceedings, construction activity, international trade, the impact of geopolitical conditions, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the anticipated benefits and timeline for execution of our growth plan and initiatives and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

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
Refer to the "Risk Factors" disclosed in the sections entitled "Risk Factors" in Part I, Item 1A of our 2024 Form 10-K and Part II, Item 1A of this Form 10-Q for specific information regarding additional risks that would cause actual results to differ from those expressed or implied by these forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 28, 2025, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $34.4 million, or 15%, compared to August 31, 2024. This increase was primarily due to forward contracts denominated in euro with a Polish zloty functional currency, which increased $30.3 million as of February 28, 2025, compared to August 31, 2024.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended February 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG will also be entitled to petition for and recover its attorneys' fees, costs, and post-judgment interest. The Company is confident it conducted its business appropriately and intends to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. This motion remains pending. In the meantime, as a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. In the six months ended February 28, 2025, the Company reported $354.7 million of litigation expense in the condensed consolidated statement of earnings (loss), which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. This amount was classified as a current liability in the condensed consolidated balance sheet as of February 28, 2025 because the timing of the potential payment is uncertain. All other legal expenses for the three and six months ended February 28, 2025 and February 29, 2024 are reported within SG&A expenses. If the verdict and judgment are overturned either as a result of post-trial motions or through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. The Company's litigation defense costs are expensed as incurred. Although the Company is vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain.

On March 13, 2022, PSG filed a second suit in the San Diego County Superior Court of California alleging that CMC Steel Fabricators, Inc., CMC Steel US, LLC, and CMC Rebar West (which later merged into CMC Steel Fabricators, Inc.) violated California state antitrust and unfair competition laws by bidding below their costs for rebar furnish-and-install projects in California to hamper PSG's ability to win jobs and to reduce PSG’s profitability. These allegations were initially brought in PSG's lawsuit in the Northern District Court but were dismissed without prejudice by the Northern District Court for lack of jurisdiction. This second lawsuit was later removed to the U.S. District Court for the Southern District of California (the “Southern District Court”). There, PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages, fees and costs. Fact and expert discovery are complete. On November 12, 2024, CMC Steel Fabricators, Inc., CMC Steel US, LLC and CMC Rebar West filed a motion for summary judgment, and that motion is pending before the Southern District Court. As of the date of this Form 10-Q, no trial has been scheduled. The Company is confident it conducted its business appropriately, believes it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

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

Enhanced U.S. tariffs, import/export restrictions or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes. Current or future tariffs imposed by the U.S. may negatively impact our customers’

businesses, thereby causing an indirect negative impact on our sales. For example, in early 2025, the U.S. presidential administration threatened or imposed tariffs on imports from various countries, including China, Mexico and Canada. In response, some of these countries threatened or announced tariffs on imports from the U.S. The extent to which these threats will be enacted and the duration for which enacted tariffs will be in place remain uncertain and could lead to economic decline, which could negatively impact demand for our products and adversely affect our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended February 28, 2025.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
December 1, 2024 - December 31, 2024	298,618	$56.28	298,618	$336,558,641
January 1, 2025 - January 31, 2025	321,442	49.79	321,442	320,552,973
February 1, 2025 - February 28, 2025	286,543	53.07	286,543	305,347,393
	906,603		906,603
__________________________________
(1) See Note 11, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2024 Form 10-K, for more information on the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended February 28, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Amendment No. 1 to Commercial Metals Company Employee Stock Purchase Plan, effective January 1, 2025 (filed as Exhibit 10.2 to Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2024 and incorporated herein by reference).

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

COMMERCIAL METALS COMPANY

March 25, 2025	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)