Form 10-Q
period 2025-05-31
COMMERCIAL METALS Co
filed 2025-06-24
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
Yes  ☐    No  ☒
As of June 20, 2025, 111,930,530 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net sales	$2,019,984	$2,078,485	$5,683,962	$5,929,823
Costs and operating expenses:
Cost of goods sold	1,720,063	1,738,086	4,856,614	4,894,200
Selling, general and administrative expenses	175,769	167,975	521,187	497,951
Interest expense	10,864	12,117	33,353	35,751
Litigation expense	3,776	—	358,496	—
Net costs and operating expenses	1,910,472	1,918,178	5,769,650	5,427,902
Earnings (loss) before income taxes	109,512	160,307	(85,688)	501,921
Income tax expense (benefit)	26,386	40,867	(18,569)	120,361
Net earnings (loss)	$83,126	$119,440	$(67,119)	$381,560

Earnings (loss) per share:
Basic	$0.74	$1.03	$(0.59)	$3.28
Diluted	0.73	1.02	(0.59)	3.25

Average basic shares outstanding	112,700,136	115,529,942	113,437,950	116,228,826
Average diluted shares outstanding	113,559,456	116,664,885	113,437,950	117,583,055
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2025	2024	2025	2024
Net earnings (loss)	$83,126	$119,440	$(67,119)	$381,560
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	60,273	9,845	27,969	34,679
Derivatives:
Net unrealized holding gain (loss)	6,378	(29,559)	29,493	(120,428)
Reclassification for realized (gain) loss	(1,189)	553	(5,017)	(1,135)
Net unrealized gain (loss) on derivatives	5,189	(29,006)	24,476	(121,563)
Net other comprehensive loss on defined benefit pension plan	(11)	(9)	(31)	(27)
Total other comprehensive income (loss), net of income taxes	65,451	(19,170)	52,414	(86,911)
Comprehensive income (loss)	$148,577	$100,270	$(14,705)	$294,649
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	May 31, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$892,998	$857,922
Accounts receivable (less allowance for doubtful accounts of $3,839 and $3,494)	1,155,995	1,158,946
Inventories, net	1,005,290	971,755
Prepaid and other current assets	303,222	285,489
Assets held for sale	1,204	18,656
Total current assets	3,358,709	3,292,768
Property, plant and equipment, net	2,690,050	2,577,136
Intangible assets, net	216,464	234,869
Goodwill	386,544	385,630
Other noncurrent assets	342,056	327,436
Total assets	$6,993,823	$6,817,839
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$363,980	$350,550
Accrued contingent litigation-related loss	358,496	—
Other accrued expenses and payables	411,546	445,514
Current maturities of long-term debt	41,394	38,786
Total current liabilities	1,175,416	834,850
Deferred income taxes	186,643	276,908
Other noncurrent liabilities	231,167	255,222
Long-term debt	1,302,835	1,150,835
Total liabilities	2,896,061	2,517,815
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 112,159,119 and 114,104,057 shares	1,290	1,290
Additional paid-in capital	400,897	407,232
Accumulated other comprehensive loss	(33,538)	(85,952)
Retained earnings	4,375,466	4,503,885
Less treasury stock 16,901,545 and 14,956,607 shares at cost	(646,613)	(526,679)
Stockholders' equity	4,097,502	4,299,776
Stockholders' equity attributable to non-controlling interests	260	248
Total stockholders' equity	4,097,762	4,300,024
Total liabilities and stockholders' equity	$6,993,823	$6,817,839
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended May 31,
(in thousands)	2025	2024
Cash flows from (used by) operating activities:
Net earnings (loss)	$(67,119)	$381,560
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation and amortization	213,397	208,177
Stock-based compensation	27,816	35,893
Write-down of inventory	20,665	6,586
Deferred income taxes and other long-term taxes	(94,217)	(4,066)
Litigation expense	358,496	—
Settlement of New Markets Tax Credit transaction	(2,786)	—
Asset impairments	1,171	150
Other	3,384	3,534
Changes in operating assets and liabilities	(60,942)	(83,943)
Net cash flows from operating activities	399,865	547,891
Cash flows from (used by) investing activities:
Capital expenditures	(293,904)	(242,803)
Proceeds from government assistance related to property, plant and equipment	25,000	—
Proceeds from the sale of property, plant and equipment	5,439	—
Other	844	1,856
Net cash flows used by investing activities	(262,621)	(240,947)
Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	147,724	—
Repayments of long-term debt	(30,403)	(27,484)
Debt issuance costs	(606)	—
Proceeds from accounts receivable facilities	29,758	142,015
Repayments under accounts receivable facilities	(29,758)	(122,284)
Treasury stock acquired	(148,854)	(128,164)
Tax withholdings related to share settlements, net of purchase plans	(9,551)	(8,563)
Dividends	(61,300)	(58,189)
Contribution from non-controlling interest	12	7
Net cash flows used by financing activities	(102,978)	(202,662)
Effect of exchange rate changes on cash	1,307	511
Increase in cash, restricted cash and cash equivalents	35,573	104,793
Cash, restricted cash and cash equivalents at beginning of period	859,555	595,717
Cash, restricted cash and cash equivalents at end of period	$895,128	$700,510
See notes to condensed consolidated financial statements.

Supplemental information:	Nine Months Ended May 31,
(in thousands)	2025	2024
Cash paid for income taxes	$95,976	$131,229
Cash paid for interest	37,190	35,604

Noncash activities:
Liabilities related to additions of property, plant and equipment	$25,753	$14,570
Right of use assets obtained in exchange for operating leases	24,911	47,743
Right of use assets obtained in exchange for finance leases	38,442	54,209

Cash and cash equivalents	$892,998	$698,338
Restricted cash	2,130	2,172
Total cash, restricted cash and cash equivalents	$895,128	$700,510

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended May 31, 2025
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2025	129,060,664	$1,290	$392,965	$(98,989)	$4,312,659	(15,799,814)	$(595,999)	$248	$4,012,174
Net earnings					83,126				83,126
Other comprehensive income				65,451					65,451
Dividends ($0.18 per share)					(20,319)				(20,319)
Treasury stock acquired and excise tax						(1,113,014)	(50,921)		(50,921)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			398			11,283	307		705
Stock-based compensation			7,534						7,534
Contribution of non-controlling interest								12	12
Balance, May 31, 2025	129,060,664	$1,290	$400,897	$(33,538)	$4,375,466	(16,901,545)	$(646,613)	$260	$4,097,762

	Nine Months Ended May 31, 2025
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2024	129,060,664	$1,290	$407,232	$(85,952)	$4,503,885	(14,956,607)	$(526,679)	$248	$4,300,024
Net loss					(67,119)				(67,119)
Other comprehensive income				52,414					52,414
Dividends ($0.54 per share)					(61,300)				(61,300)
Treasury stock acquired and excise tax						(2,939,098)	(149,813)		(149,813)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(39,430)			994,160	29,879		(9,551)
Stock-based compensation			23,186						23,186
Contribution of non-controlling interest								12	12
Reclassification of share-based liability awards			9,909						9,909
Balance, May 31, 2025	129,060,664	$1,290	$400,897	$(33,538)	$4,375,466	(16,901,545)	$(646,613)	$260	$4,097,762

	Three Months Ended May 31, 2024
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2024	129,060,664	$1,290	$389,568	$(71,519)	$4,322,008	(13,036,979)	$(418,900)	$241	$4,222,688
Net earnings					119,440				119,440
Other comprehensive loss				(19,170)					(19,170)
Dividends ($0.18 per share)					(20,815)				(20,815)
Treasury stock acquired and excise tax						(931,281)	(52,578)		(52,578)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			331			11,787	207		538
Stock-based compensation			8,952						8,952
Contribution of non-controlling interest								7	7
Balance, May 31, 2024	129,060,664	$1,290	$398,851	$(90,689)	$4,420,633	(13,956,473)	$(471,271)	$248	$4,259,062

	Nine Months Ended May 31, 2024
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2023	129,060,664	$1,290	$394,672	$(3,778)	$4,097,262	(12,545,237)	$(368,573)	$241	$4,121,114
Net earnings					381,560				381,560
Other comprehensive loss				(86,911)					(86,911)
Dividends ($0.50 per share)					(58,189)				(58,189)
Treasury stock acquired and excise tax						(2,498,129)	(128,925)		(128,925)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			(34,916)			1,086,893	26,227		(8,689)
Stock-based compensation			27,894						27,894
Contribution of non-controlling interest								7	7
Reclassification of share-based liability awards			11,201						11,201
Balance, May 31, 2024	129,060,664	$1,290	$398,851	$(90,689)	$4,420,633	(13,956,473)	$(471,271)	$248	$4,259,062
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2024 (the "2024 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the United States ("U.S.") Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings (loss), comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2024 Form 10-K. The results of operations for the three and nine months ended May 31, 2025 are not necessarily indicative of the results expected for the full fiscal year. Any reference in this Quarterly Report on Form 10-Q for the quarter ended May 31, 2025 ("Form 10-Q") to the "corresponding period" relates to the relevant three or nine months ended May 31, 2024. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disaggregated income statement expense disclosures related to functional or natural expense line items within continuing operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and permits either prospective or retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Government Assistance

During the nine months ended May 31, 2025, government assistance of $48.1 million, compared to $66.3 million in the corresponding period, was awarded to the Company from a compensation scheme established by regulators in Poland. The grants were recognized in the Europe Steel Group segment and recorded as reductions to cost of goods sold in the condensed consolidated statements of earnings (loss). See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2024 Form 10-K, for more information.

During 2023, the Company entered into an agreement with the West Virginia Economic Development Authority ("WVEDA") to permanently finance a portion of the costs to construct the Company's fourth micro mill, which is under development in Berkeley County, West Virginia. The Company received $25.0 million during the second quarter of 2025 upon satisfying certain investment thresholds. Amounts received were recognized in the North America Steel Group segment and recorded as a reduction to property, plant and equipment, net, in the condensed consolidated balance sheet as of May 31, 2025. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2024 Form 10-K, for more information.

NOTE 2. CHANGES IN BUSINESS

On November 22, 2024, the Company completed the sale of a rebar fabrication facility within the North America Steel Group segment for gross consideration of $5.9 million, which consisted of $5.0 million in cash proceeds and $0.9 million in the form of a seller financing receivable. The sale had an immaterial impact on the Company's results of operations during the nine months ended May 31, 2025.
NOTE 3. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reflect the changes in accumulated other comprehensive loss ("AOCL"):

	Three Months Ended May 31, 2025
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, March 1, 2025	$(109,158)	$22,901	$(12,732)	$(98,989)
Other comprehensive income (loss) before reclassifications(1)	60,273	6,378	(11)	66,640
Reclassification for gain(2)	—	(1,189)	—	(1,189)
Net other comprehensive income (loss)	60,273	5,189	(11)	65,451
Balance, May 31, 2025	$(48,885)	$28,090	$(12,743)	$(33,538)

	Nine Months Ended May 31, 2025
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2024	$(76,854)	$3,614	$(12,712)	$(85,952)
Other comprehensive income (loss) before reclassifications(1)	27,969	29,493	(31)	57,431
Reclassification for gain(2)	—	(5,017)	—	(5,017)
Net other comprehensive income (loss)	27,969	24,476	(31)	52,414
Balance, May 31, 2025	$(48,885)	$28,090	$(12,743)	$(33,538)

	Three Months Ended May 31, 2024
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, March 1, 2024	$(101,211)	$42,700	$(13,008)	$(71,519)
Other comprehensive income (loss) before reclassifications(1)	9,845	(29,559)	(9)	(19,723)
Reclassification for loss(2)	—	553	—	553
Net other comprehensive income (loss)	9,845	(29,006)	(9)	(19,170)
Balance, May 31, 2024	$(91,366)	$13,694	$(13,017)	$(90,689)

	Nine Months Ended May 31, 2024
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2023	$(126,045)	$135,257	$(12,990)	$(3,778)
Other comprehensive income (loss) before reclassifications(1)	34,679	(120,428)	(27)	(85,776)
Reclassification for gain(2)	—	(1,135)	—	(1,135)
Net other comprehensive income (loss)	34,679	(121,563)	(27)	(86,911)
Balance, May 31, 2024	$(91,366)	$13,694	$(13,017)	$(90,689)
__________________________________
(1) Other comprehensive income (loss) ("OCI") before reclassifications from derivatives is presented net of an income tax benefit (expense) of $(1.5) million and $(7.0) million for the three and nine months ended May 31, 2025, respectively, and $6.9 million and $28.4 million for the three and nine months ended May 31, 2024, respectively. OCI before reclassifications from defined benefit pension plans is presented net of immaterial income tax impacts.
(2) Reclassifications for (gains) losses from derivatives included in net earnings (loss) are primarily recorded in cost of goods sold in the condensed consolidated statements of earnings (loss) and are presented net of immaterial income tax impacts.

NOTE 4. REVENUE RECOGNITION

The majority of the Company's revenue is recognized at a point in time, concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. See Note 13, Segment Information, for more information about disaggregated revenue by the Company's major product lines.

Certain revenue resulting from sales of downstream products in the North America Steel Group segment is recognized over time, as discussed below. Revenue from sales of other downstream products in the North America Steel Group segment is recognized at the time of billing under an available practical expedient.

Each of the North America Steel Group segment's fabrication contracts represents a single performance obligation. Revenue from certain fabrication contracts for which the Company provides downstream products and installation services is recognized over time using an input measure, and represented 7% of net sales in the North America Steel Group segment in both the three and nine months ended May 31, 2025, and represented 7% and 8% of net sales in the North America Steel Group segment in the three and nine months ended May 31, 2024, respectively. Revenue from fabrication contracts for which the Company does not provide installation services is recognized over time using an output measure, and represented 10% of net sales in the North America Steel Group segment in both the three and nine months ended May 31, 2025, as well as the corresponding periods.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	May 31, 2025	August 31, 2024
Contract assets (included in accounts receivable)	$94,481	$57,007
Contract liabilities (included in other accrued expenses and payables)	23,231	35,356

The entire contract liability as of August 31, 2024 was recognized in net sales as of May 31, 2025.

Remaining Performance Obligations

As of May 31, 2025, revenue totaling $915.4 million was allocated to remaining performance obligations in the North America Steel Group segment related to contracts for which revenue is recognized using input or output measures. The Company estimates that approximately 74% of the remaining performance obligations will be recognized in the twelve months following May 31, 2025, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America Steel Group, Europe Steel Group and Emerging Businesses Group segments is typically less than one year.
NOTE 5. INVENTORIES, NET

Most of the Company's inventories are in the form of semi-finished and finished steel products. Under the Company’s vertically integrated business model in the North America Steel Group and the Europe Steel Group segments, steel products are sold to external customers in various stages, from semi-finished billets through fabricated steel, so these categories are combined as finished goods.

The components of inventories were as follows:

(in thousands)	May 31, 2025	August 31, 2024
Raw materials	$274,912	$232,982
Work in process	4,717	5,390
Finished goods	725,661	733,383
Total	$1,005,290	$971,755

Inventory write-down expense was $20.7 million during the nine months ended May 31, 2025, and primarily impacted the North America Steel Group segment. Inventory write-down expense was $6.6 million during the nine months ended May 31, 2024, and mainly affected the Europe Steel Group segment. The inventory write-downs were recorded in cost of goods sold in the condensed consolidated statements of earnings (loss).

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the table below:

(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Consolidated
Goodwill, gross
Balance, September 1, 2024	$126,915	$4,337	$264,568	$395,820
Foreign currency translation	—	152	767	919
Balance, May 31, 2025	126,915	4,489	265,335	396,739

Accumulated impairment
Balance, September 1, 2024	(9,542)	(155)	(493)	(10,190)
Foreign currency translation	—	(5)	—	(5)
Balance, May 31, 2025	(9,542)	(160)	(493)	(10,195)

Goodwill, net
Balance, September 1, 2024	117,373	4,182	264,075	385,630
Foreign currency translation	—	147	767	914
Balance, May 31, 2025	$117,373	$4,329	$264,842	$386,544

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	May 31, 2025	August 31, 2024
Trade names	$54,732	$54,531
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$57,882	$57,681

The change in the balance of indefinite-lived intangible assets from August 31, 2024 to May 31, 2025 was due to foreign currency translation adjustments.

Finite-lived intangible assets subject to amortization are detailed in the following table:

	May 31, 2025			August 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	$153,711	$56,618	$97,093	$152,659	$43,540	$109,119
Customer relationships	75,231	22,517	52,714	75,000	16,118	58,882
Patents	8,572	7,298	1,274	7,970	6,595	1,375
Perpetual lease rights	6,628	1,148	5,480	6,404	1,049	5,355
Other	6,062	4,041	2,021	5,937	3,480	2,457
Total	$250,204	$91,622	$158,582	$247,970	$70,782	$177,188

The foreign currency translation adjustments for intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets was $6.9 million and $20.5 million in the three and nine months ended May 31, 2025, respectively, of which $4.4 million and $13.0 million, respectively, was recorded in cost of goods sold and the remainder was recorded in SG&A expenses in the condensed consolidated statements of earnings (loss). Amortization expense for intangible assets was $7.1 million and $21.6 million in the three and nine months ended May 31, 2024, respectively, of which $4.5 million and $13.9 million, respectively, was recorded in cost of goods sold and the remainder was recorded in SG&A expenses in the condensed consolidated statements of earnings (loss).

Estimated amortization expense for intangible assets through 2029 is as follows:

(in thousands)
Remainder of 2025	$6,548
2026	25,967
2027	25,870
2028	24,033
2029	19,492

NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2025	May 31, 2025	August 31, 2024
2030 Notes	4.125%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Series 2025 Bonds, due 2032(1)	4.625%	150,000	—
Other	5.100%	10,108	11,910
Finance leases	5.207%	149,330	141,271
Total debt		1,354,498	1,198,241
Less unamortized debt issuance costs		(14,578)	(13,073)
Plus unamortized bond premium		4,309	4,453
Total amounts outstanding		1,344,229	1,189,621
Less current maturities of long-term debt		(41,394)	(38,786)
Long-term debt		$1,302,835	$1,150,835
__________________________________
(1) The Series 2025 Bonds (as defined below) accrue interest at a fixed rate of 4.625%, payable semiannually, for an initial period ending with a mandatory tender for purchase on May 15, 2032, at a purchase price equal to 100% of the principal amount. The Bonds mature in 2055.

The Company's credit arrangements require compliance with certain covenants, including interest coverage and debt to capitalization ratios, and as of May 31, 2025, the Company was in compliance with all financial covenants.

Capitalized interest was $3.0 million and $7.5 million during the three and nine months ended May 31, 2025, respectively, compared to $1.3 million and $3.7 million, respectively, during the corresponding periods.

Series 2025 Bonds

In May 2025, the Company announced the issuance of $150.0 million in original aggregate principal amount of tax-exempt bonds (the “Series 2025 Bonds”) by the WVEDA. The Series 2025 Bonds were issued at par. The Company received all net proceeds related to the issuance during the three months ended May 31, 2025. The proceeds of the Series 2025 Bonds were loaned to the Company pursuant to a loan agreement with the WVEDA, and will be used to finance a portion of the construction costs for solid waste disposal facilities located in Berkeley County, West Virginia. The Company will make semiannual interest payments on the outstanding principal of the Series 2025 Bonds on April 15 and October 15 of each year, with the first such interest payment due on October 15, 2025. Issuance costs of $2.8 million were recorded as a reduction of long-term debt in the condensed consolidated balance sheet as of May 31, 2025.

Credit Facilities

On October 30, 2024, the Company entered into the First Amendment to the Sixth Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), which, among other things, extended the maturity date of the Credit Agreement from October 26, 2027 to October 26, 2029. The Credit Agreement provides for a $600.0 million revolving credit facility (the "Revolver"). The Company had no amounts drawn under the Revolver at May 31, 2025 or August 31, 2024. The availability under the Revolver was reduced by outstanding standby letters of credit totaling $1.0 million and $0.9 million at May 31, 2025 and August 31, 2024, respectively.

CMC Poland Sp. z.o.o., a subsidiary of the Company, had credit facilities in Poland totaling PLN 600.0 million as of May 31, 2025 and August 31, 2024, equivalent to $160.2 million and $154.8 million, respectively. There were no amounts outstanding under these facilities as of May 31, 2025 or August 31, 2024. The available balance of these credit facilities was reduced by outstanding standby letters of credit, guarantees and/or other financial assurance instruments, totaling $2.6 million and $2.4 million as of May 31, 2025 and August 31, 2024, respectively.

Accounts Receivable Facility

The Poland accounts receivable facility had a limit of PLN 288.0 million as of May 31, 2025 and August 31, 2024, equivalent to $76.9 million and $74.3 million, respectively. The Company had no advance payments outstanding under the Poland accounts receivable facility as of May 31, 2025 or August 31, 2024.
NOTE 8. DERIVATIVES

As of May 31, 2025 and August 31, 2024, the notional values of the Company's commodity contract commitments were $486.1 million and $480.1 million, respectively, and the notional values of the Company's foreign currency contract commitments were $269.6 million and $225.1 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of May 31, 2025:

Commodity	Position	Total
Copper	Long	1,142	MT
Copper	Short	9,247	MT
Electricity	Long	2,917,000	MW(h)
Natural Gas	Long	4,662,000	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Million British thermal unit

The following table summarizes the location and amounts of the fair value of the Company's derivative instruments as reported in the condensed consolidated balance sheets:

(in thousands)	Primary Location	May 31, 2025	August 31, 2024
Derivative assets:
Commodity	Prepaid and other current assets	$13,621	$9,823
Commodity	Other noncurrent assets	56,691	30,402
Foreign exchange	Prepaid and other current assets	1,428	419
Derivative liabilities:
Commodity	Other accrued expenses and payables	$168	$3,445
Commodity	Other noncurrent liabilities	—	157
Foreign exchange	Other accrued expenses and payables	1,323	1,885
Foreign exchange	Other noncurrent liabilities	13	—

The following table summarizes the effects of derivatives not designated as hedging instruments on the condensed consolidated statements of earnings (loss). All other activity related to the Company's derivatives not designated as hedging instruments was immaterial for the periods presented.

Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Primary Location	2025	2024	2025	2024
Commodity	Cost of goods sold	$943	$(19,667)	$(3,799)	$(18,957)
Foreign exchange	SG&A expenses	6,108	2,141	8,122	6,123

The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of earnings (loss). Amounts presented do not include the effects of foreign currency translation adjustments.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Gain (Loss) Recognized in OCI, Net of Income Taxes (in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Commodity	$6,374	$(29,567)	$29,476	$(120,451)
Foreign exchange	4	8	17	23

Gain (Loss) on Derivatives Designated as Cash Flow Hedging Instruments Reclassified from AOCL into Net Earnings (Loss) (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Primary Location	2025	2024	2025	2024
Commodity	Cost of goods sold	$1,432	$(797)	$6,003	$1,104
Foreign exchange	SG&A expenses	31	63	138	185

The Company's natural gas and electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to May 2028 and December 2034, respectively. Included in the AOCL balance as of May 31, 2025 was an estimated net gain of $11.3 million from cash flow hedging instruments that is expected to be reclassified into net earnings (loss) within the twelve months following May 31, 2025. Cash flows associated with the cash flow hedging instruments are recorded as cash flows from operating activities in the condensed consolidated statements of cash flows. See Note 9, Fair Value, for the fair value of derivative instruments recorded in the condensed consolidated balance sheets.
NOTE 9. FAIR VALUE

The Company has a fair value hierarchy that prioritizes inputs for valuation techniques into three levels, based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2024 Form 10-K. Further discussion regarding the Company's use of derivative instruments is included in Note 8, Derivatives.

The Company presents the fair value of its derivative contracts on a net-by-counterparty basis when a legal right to offset exists under an enforceable netting agreement. The following table summarizes information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of May 31, 2025:
Assets:
Investment deposit accounts(1)	$772,026	$772,026	$—	$—
Commodity derivative assets	70,312	3,324	—	66,988
Foreign exchange derivative assets	1,428	—	1,428	—
Liabilities:
Commodity derivative liabilities	168	168	—	—
Foreign exchange derivative liabilities	1,336	—	1,336	—

As of August 31, 2024:
Assets:
Investment deposit accounts(1)	$718,110	$718,110	$—	$—
Commodity derivative assets	40,225	2,196	—	38,029
Foreign exchange derivative assets	419	—	419	—
Liabilities:
Commodity derivative liabilities	3,602	3,602	—	—
Foreign exchange derivative liabilities	1,885	—	1,885	—
__________________________________
(1) Investment deposit accounts are short-term in nature, and their value is based on principal plus interest.

The fair value of the Level 3 commodity derivatives is estimated using internally developed discounted cash flow models that rely on significant unobservable inputs. The Company forecasts future energy rates using a range of historical prices (the "floating rate"), which is the only significant unobservable input used in the Company's discounted cash flow models. Significant variations in floating rates could materially impact the fair value measurement. The following table summarizes the range of floating rates used to measure the fair value of the Level 3 commodity derivatives as of May 31, 2025 and August 31, 2024, which are applied uniformly across each of the Company's Level 3 commodity derivatives:

	Floating rate (PLN)
	Low	High	Average
May 31, 2025	369	563	453
August 31, 2024	324	510	405

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income (loss). Amounts presented are before income taxes. The fluctuation in energy rates over time may cause volatility in the fair value estimate and was the primary reason for unrealized gains and losses in OCI for the three and nine months ended May 31, 2025 and 2024.

(in thousands)	Three Months Ended May 31, 2025
Balance, March 1, 2025	$55,358
Unrealized holding gain before reclassification(1)	13,252
Reclassification for gain included in net earnings(2)	(1,622)
Balance, May 31, 2025	$66,988

(in thousands)	Nine Months Ended May 31, 2025
Balance, September 1, 2024	$38,029
Unrealized holding gain before reclassification(1)	37,043
Reclassification for gain included in net loss(2)	(8,084)
Balance, May 31, 2025	$66,988

(in thousands)	Three Months Ended May 31, 2024
Balance, March 1, 2024	$86,317
Unrealized holding loss before reclassification(1)	(35,907)
Reclassification for gain included in net earnings(2)	(1,298)
Balance, May 31, 2024	$49,112

(in thousands)	Nine Months Ended May 31, 2024
Balance, September 1, 2023	$194,425
Unrealized holding loss before reclassification(1)	(139,665)
Reclassification for gain included in net earnings(2)	(5,648)
Balance, May 31, 2024	$49,112
__________________________________
(1) Unrealized holding gains (losses), net of foreign currency translation, less amounts reclassified, are included in net unrealized holding gain (loss) on derivatives in the condensed consolidated statements of comprehensive income (loss).
(2) Realized gains included in net earnings (loss) are recorded in cost of goods sold in the condensed consolidated statements of earnings (loss).

There were no material non-recurring fair value remeasurements during the three or nine months ended May 31, 2025 or 2024.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $1.2 billion and $1.1 billion, respectively, as of May 31, 2025, and $1.0 billion and $962.8 million, respectively, as of August 31, 2024. The fair values were estimated based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, so their carrying values approximate fair values.

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

Information for restricted stock units and performance stock units accounted for as equity awards during the nine months ended May 31, 2025 is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of August 31, 2024	1,548,586	$43.52
Granted	1,060,712	48.02
Vested	(1,129,002)	39.03
Forfeited	(83,496)	48.25
Outstanding as of May 31, 2025	1,396,800	$50.28

The Company granted 172,992 equivalent shares in the form of restricted stock units and performance stock units accounted for as liability awards during the nine months ended May 31, 2025. As of May 31, 2025, the Company had outstanding 349,713 equivalent shares accounted for under the liability method. The Company expects 336,388 equivalent shares to vest.

Total stock-based compensation expense, including fair value remeasurements, which was primarily included in SG&A expenses in the condensed consolidated statements of earnings (loss), was $9.5 million and $27.8 million for the three and nine months ended May 31, 2025, respectively, and $12.9 million and $35.9 million for the three and nine months ended May 31, 2024, respectively.
NOTE 11. STOCKHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

The Company's calculation of basic earnings (loss) per share ("EPS") and diluted EPS is described in Note 16, Earnings Per Share, to the Company's consolidated financial statements in the 2024 Form 10-K.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net earnings (loss)	$83,126	$119,440	$(67,119)	$381,560

Average basic shares outstanding	112,700,136	115,529,942	113,437,950	116,228,826
Effect of dilutive securities	859,320	1,134,943	—	1,354,229
Average diluted shares outstanding	113,559,456	116,664,885	113,437,950	117,583,055

Earnings (loss) per share:
Basic	$0.74	$1.03	$(0.59)	$3.28
Diluted	0.73	1.02	(0.59)	3.25
For all periods except for the nine months ended May 31, 2025, the Company had immaterial anti-dilutive shares, which were not included in the computation of average diluted shares outstanding. For the nine months ended May 31, 2025, the Company had 1,134,029 shares that were excluded from the computation of average diluted shares outstanding due to the Company's net loss position.
During the three and nine months ended May 31, 2025, the Company repurchased 1,113,014 and 2,939,098 shares of CMC common stock, respectively, at an average purchase price of $45.30 and $50.65 per share, respectively. Under the share repurchase program, the Company had remaining authorization to repurchase $254.9 million of shares of CMC common stock as of May 31, 2025. See Note 15, Capital Stock, to the Company's consolidated financial statements in the 2024 Form 10-K, for more information on the share repurchase program.

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

Legal Proceedings

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG will also be entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. The Company is confident it conducted its business appropriately and intends to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. This motion remains pending. In the meantime, as a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. In the nine months ended May 31, 2025, the Company reported $358.5 million of litigation expense in the condensed consolidated statement of earnings (loss), which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. This amount was classified as a current liability in the condensed consolidated balance sheet as of May 31, 2025 because the timing of the potential payment is uncertain. All other legal expenses for the three and nine months ended May 31, 2025 and May 31, 2024 are reported within SG&A expenses. If the verdict and judgment are overturned either as a result of post-trial motions or through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. The Company's litigation defense costs are expensed as incurred. Although the Company is vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain.

On March 13, 2022, PSG filed a second suit in the San Diego County Superior Court of California alleging that CMC Steel Fabricators, Inc., CMC Steel US, LLC, and CMC Rebar West (which later merged into CMC Steel Fabricators, Inc.) violated California state antitrust and unfair competition laws by bidding below their costs for rebar furnish-and-install projects in California to hamper PSG's ability to win jobs and reduce PSG’s profitability. These allegations were initially brought in PSG's lawsuit in the Northern District Court, but were dismissed without prejudice by the Northern District Court for lack of jurisdiction. This second lawsuit was later removed to the U.S. District Court for the Southern District of California (the "Southern District Court"). There, PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages, fees and costs. Fact and expert discovery are complete. On November 12, 2024, CMC Steel Fabricators, Inc., CMC Steel US, LLC and CMC Rebar West filed a motion for summary judgment, which remains pending before the Southern District Court. As of the date of this Form 10-Q, no trial has been scheduled. The Company is confident it conducted its business appropriately, believes it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

Other Matters

At May 31, 2025 and August 31, 2024, the amounts accrued for cleanup and remediation costs at certain sites in response to notices, actions and agreements under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $3.5 million and $3.4 million at May 31, 2025 and August 31, 2024, respectively, of which $2.0 million and $1.9 million were classified as other noncurrent liabilities at May 31, 2025 and August 31, 2024, respectively. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, accrued amounts could vary significantly from amounts paid.

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

The following table summarizes certain financial information by reportable segment and Corporate and Other, as applicable:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2025	2024	2025	2024
Net sales to external customers:
North America Steel Group	$1,562,286	$1,671,358	$4,467,771	$4,750,210
Europe Steel Group	247,590	208,806	655,026	626,481
Emerging Businesses Group	197,454	188,593	525,733	521,826
Reportable segments total	2,007,330	2,068,757	5,648,530	5,898,517
Corporate and Other	12,654	9,728	35,432	31,306
Total	$2,019,984	$2,078,485	$5,683,962	$5,929,823

Adjusted EBITDA:
North America Steel Group	$185,984	$246,304	$503,007	$735,418
Europe Steel Group	3,593	(4,192)	30,184	26,139
Emerging Businesses Group	40,912	38,220	87,091	87,011
Reportable segments total	$230,489	$280,332	$620,282	$848,568

	May 31, 2025	August 31, 2024
Total assets:
North America Steel Group	$4,277,108	$4,219,603
Europe Steel Group	731,845	677,697
Emerging Businesses Group	866,444	861,025
Reportable segments total	5,875,397	5,758,325
Corporate and Other	1,118,426	1,059,514
Total	$6,993,823	$6,817,839

The following table presents a reconciliation of net earnings (loss) to adjusted EBITDA for the reportable segments:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2025	2024	2025	2024
Net earnings (loss)	$83,126	$119,440	$(67,119)	$381,560
Interest expense	10,864	12,117	33,353	35,751
Income tax expense (benefit)	26,386	40,867	(18,569)	120,361
Depreciation and amortization	72,376	70,692	213,397	208,177
Asset impairments	785	146	1,171	150
Corporate and Other expenses	36,952	37,070	458,049	102,569
Adjusted EBITDA reportable segments	$230,489	$280,332	$620,282	$848,568

Disaggregation of Revenue

The following tables display net sales to external customers by reportable segment and Corporate and Other, disaggregated by major product:

	Three Months Ended May 31, 2025
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$331,123	$6,501	$—	$—	$337,624
Steel products	666,298	198,228	—	—	864,526
Downstream products	506,639	33,639	46,002	—	586,280
Construction products	—	—	78,219	—	78,219
Ground stabilization solutions	—	—	68,560	—	68,560
Other	58,226	9,222	4,673	12,654	84,775
Net sales to external customers	1,562,286	247,590	197,454	12,654	2,019,984
Intersegment net sales, eliminated in consolidation	17,317	730	17,564	(35,611)	—
Net sales	$1,579,603	$248,320	$215,018	$(22,957)	$2,019,984

	Nine Months Ended May 31, 2025
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$959,083	$16,927	$—	$—	$976,010
Steel products	1,884,312	519,709	—	—	2,404,021
Downstream products	1,462,696	92,551	119,559	—	1,674,806
Construction products	—	—	219,931	—	219,931
Ground stabilization solutions	—	—	173,266	—	173,266
Other	161,680	25,839	12,977	35,432	235,928
Net sales to external customers	4,467,771	655,026	525,733	35,432	5,683,962
Intersegment net sales, eliminated in consolidation	49,927	1,966	42,610	(94,503)	—
Net sales	$4,517,698	$656,992	$568,343	$(59,071)	$5,683,962

	Three Months Ended May 31, 2024
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$396,954	$4,721	$—	$—	$401,675
Steel products	648,618	167,705	—	—	816,323
Downstream products	594,329	29,599	41,904	—	665,832
Construction products	—	—	73,117	—	73,117
Ground stabilization solutions	—	—	69,451	—	69,451
Other	31,457	6,781	4,121	9,728	52,087
Net sales to external customers	1,671,358	208,806	188,593	9,728	2,078,485
Intersegment net sales, eliminated in consolidation	19,495	737	8,041	(28,273)	—
Net sales	$1,690,853	$209,543	$196,634	$(18,545)	$2,078,485

	Nine Months Ended May 31, 2024
(in thousands)	North America Steel Group	Europe Steel Group	Emerging Businesses Group	Corporate and Other	Total
Major product:
Raw materials	$1,035,615	$12,572	$—	$—	$1,048,187
Steel products	1,918,686	501,417	—	—	2,420,103
Downstream products	1,684,584	91,744	119,957	—	1,896,285
Construction products	—	—	216,343	—	216,343
Ground stabilization solutions	—	—	171,909	—	171,909
Other	111,325	20,748	13,617	31,306	176,996
Net sales to external customers	4,750,210	626,481	521,826	31,306	5,929,823
Intersegment net sales, eliminated in consolidation	58,036	2,371	20,281	(80,688)	—
Net sales	$4,808,246	$628,852	$542,107	$(49,382)	$5,929,823
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

Any reference in this Form 10-Q to the "corresponding period" relates to the relevant three or nine month period ended May 31, 2024. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

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
BUSINESS CONDITIONS AND DEVELOPMENTS

Transform, Advance and Grow Initiative

In 2024, we launched our Transform, Advance and Grow ("TAG") operational and commercial excellence program as a cornerstone of our long-term strategic growth plan. Through a disciplined and structured approach, the TAG program is designed to deliver meaningful and sustained enhancements to our margins, cash flow generation, and return on capital. The first phase of TAG initiatives have positively contributed to 2025 performance, exceeding targeted benefits.

Capital Expenditures

During the fourth quarter of 2023, our third micro mill was placed into service, and we continued to increase production levels toward targeted run-rates for this mill during the first three quarters of 2025. The new facility, located in Mesa, Arizona, allows us to meet underlying West Coast and Pacific Northwest demand for steel products. Designed to produce both rebar and merchant bar, this micro mill is one of the first in the world to produce merchant bar quality products through a continuous production process. Rebar production and merchant bar production commenced during the fourth quarter of 2023 and second quarter of 2024, respectively, and we continue to systematically ramp up production at this mill.

We are in the process of constructing our fourth micro mill, located in Berkeley County, West Virginia. This facility will be geographically situated to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and will be supported by our existing network of downstream fabrication plants. Site improvements, foundation work and large portions of supporting infrastructure for the micro mill are complete. The construction of structural components for multiple process buildings and equipment continues. We expect to begin melt shop production at this micro mill during the spring of calendar 2026.

In 2023, we entered into an agreement with the West Virginia Economic Development Authority (the "WVEDA") to permanently finance a portion of the costs to construct the Company's fourth micro mill in Berkeley County, West Virginia. During the nine months ended May 31, 2025, the Company received $25.0 million for meeting certain investment thresholds. These amounts were recognized in the North America Steel Group segment and reduced property, plant and equipment, net, in the condensed consolidated balance sheet as of May 31, 2025. We expect our investment in the micro mill to be between $550.0 million and $600.0 million, net of $75.0 million of government assistance expected to be received from the WVEDA. The construction of the micro mill is also expected to qualify for a net federal tax credit under the Inflation Reduction Act of approximately $80.0 million. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2024 Form 10-K, for more information.

Series 2025 Bonds

In May 2025, we announced the issuance of $150.0 million in original aggregate principal amount of tax-exempt bonds (the “Series 2025 Bonds”) by the WVEDA. The Series 2025 Bonds were issued at par. We received all net proceeds related to the issuance during the three months ended May 31, 2025. The proceeds of the Series 2025 Bonds were loaned to the Company pursuant to a loan agreement with the WVEDA, and will be used to finance a portion of the construction costs for solid waste disposal facilities located in Berkeley County, West Virginia. We will make semiannual interest payments on the outstanding principal of the Series 2025 Bonds on April 15 and October 15 of each year, with the first such interest payment due on October 15, 2025. Issuance costs of $2.8 million were recorded as a reduction of long-term debt in the condensed consolidated balance sheet as of May 31, 2025.

Macroeconomic Trends and Uncertainties

We are subject to risks and exposures from the evolving macroeconomic environment, including uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy and other changes in economic conditions, such as an increase in trade tensions and related tariffs with U.S. trading partners. On February 10, 2025, President Trump issued an executive order re-imposing Section 232's 25% tariffs on steel imports from all sources, effective March 12, 2025, ending country and product exemptions, and broadening the application of the tariffs to fabricated steel products. Effective June 4,

2025, the tariffs on steel imports were increased to 50% for all countries other than the United Kingdom, with the United Kingdom's exception dependent on the status of ongoing trade negotiations with the U.S.

Although the elimination of Section 232 tariff exemptions is expected to provide a favorable backdrop to the domestic long steel market, there remains uncertainty regarding the duration and scope of this and other potential executive actions related to tariffs. If the Section 232 or other import tariffs, quotas or duties are relaxed, repealed, challenged legally or expire; if other countries are exempted, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of import tariffs, quotas or duties, a resurgence of substantial imports of foreign steel could occur. This would put downward pressure on U.S. steel prices.

To date, heightened uncertainty has contributed to delays in the awarding of projects. From a longer-term perspective on demand, we see tariffs as a single component of a broader program that includes changes to tax, regulatory, energy, and trade policy aimed at stimulating domestic investment, which could meaningfully benefit construction activity. With regards to operating costs, we anticipate the impact of tariffs to be modest, as we source primarily from domestic suppliers. We also anticipate the impact on capital costs to be modest.

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

Key Performance Indicators

When evaluating our results, we compare net sales, in the aggregate and for each of our reportable segments, in the current period to net sales in the corresponding period. For the North America Steel Group and the Europe Steel Group segments, we focus on changes in average selling price per ton and tons shipped compared to the prior period for each of our vertically integrated product categories as these are the two variables that typically have the greatest impact on our net sales for those reportable segments. Of the products evaluated by changes in average selling price per ton and tons shipped within the North America Steel Group and Europe Steel Group segments, raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant bar and other steel products, such as billets and wire rod, and downstream products include fabricated rebar, steel fence posts and wire mesh. Evaluations of average selling price per ton and tons shipped for downstream products exclude post-tension cable, which is not measured on a per ton basis.

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

Financial Results Overview

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$2,019,984	$2,078,485	$5,683,962	$5,929,823
Net earnings (loss)	83,126	119,440	(67,119)	381,560
Diluted earnings (loss) per share	$0.73	$1.02	$(0.59)	$3.25

Net sales decreased $58.5 million, or 3%, for the three months ended May 31, 2025, compared to the corresponding period, and decreased $245.9 million, or 4%, for the nine months ended May 31, 2025, compared to the corresponding period. Additional information regarding period-over-period changes in net sales is provided in the Segment Operating Data section under North America Steel Group, Europe Steel Group and Emerging Businesses Group.

The decrease in net earnings for the three months ended May 31, 2025, compared to the corresponding period, was primarily due to compression in steel and downstream products metal margins within our North America Steel Group segment. The year-over-year decrease in net earnings for the nine months ended May 31, 2025, compared to the corresponding period, was primarily due to a litigation-related expense of approximately $271.0 million, net of estimated tax, associated with a contingent litigation-related loss, as well as continued compression in steel and downstream products metal margins within our North America Steel Group segment.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased $7.8 million and $23.2 million during the three and nine months ended May 31, 2025, respectively, compared to the corresponding periods. The increases were primarily driven by higher employee-related expenses, which rose by $9.6 million and $21.7 million during the three and nine months ended May 31, 2025, respectively, compared to the corresponding periods.

Interest Expense

Interest expense remained relatively consistent during the three and nine months ended May 31, 2025, compared to the corresponding periods, as higher capitalized interest offset the impact of the Series 2025 Bonds, which were issued in May 2025.

Litigation Expense

Litigation expense related to the Pacific Steel Group ("PSG") litigation of $3.8 million and $358.5 million was recorded during the three and nine months ended May 31, 2025, respectively. The amount recorded during the three months ended May 31, 2025 reflects interest on the judgment amount. For more information about the contingent litigation-related loss, see Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q.

Income Taxes

The effective income tax rates for the three and nine months ended May 31, 2025 were 24.1% and 21.7%, respectively, compared to 25.5% and 24.0%, respectively, in the corresponding periods. The decrease for the three months ended May 31, 2025, compared to the corresponding period, is primarily due to the recognition of a federal research and development credit during the third quarter of fiscal 2025. The decrease for the nine months ended May 31, 2025, compared to the corresponding period, was primarily driven by a reduction in pre-tax earnings, which included a contingent loss associated with PSG litigation that was accrued during the first quarter of fiscal 2025.

SEGMENT OPERATING DATA
The operating data by product category presented in the North America Steel Group and Europe Steel Group tables below is calculated using averages for each period presented. See Note 13, Segment Information, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on our reportable segments.

North America Steel Group

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per ton amounts)	2025	2024	2025	2024
Net sales to external customers	$1,562,286	$1,671,358	$4,467,771	$4,750,210
Adjusted EBITDA	185,984	246,304	503,007	735,418

External tons shipped
Raw materials	385	371	1,036	1,092
Rebar	534	520	1,586	1,502
Merchant bar and other	264	244	748	708
Steel products	798	764	2,334	2,210
Downstream products	355	371	1,009	1,033

Average selling price per ton
Raw materials	$809	$970	$875	$877
Steel products	859	891	829	896
Downstream products	1,212	1,330	1,231	1,358

Cost of ferrous scrap utilized per ton	$360	$353	$340	$358
Steel products metal margin per ton	499	538	489	538

Net sales to external customers in our North America Steel Group segment decreased $109.1 million, or 7%, and $282.4 million, or 6%, during the three and nine months ended May 31, 2025, respectively, compared to the corresponding periods. During the three months ended May 31, 2025, the decrease was primarily due to a decrease in the average selling price per ton for raw materials, steel products and downstream products of 17%, 4% and 9%, respectively, compared to the corresponding period. During the nine months ended May 31, 2025, the decrease was primarily due to a decrease in the average selling price per ton for steel products and downstream products of 7% and 9%, respectively, compared to the corresponding period. The reductions in net sales to external customers driven by lower average selling prices were partially offset by increased tons shipped of steel products in both periods due to resilient construction activity and demand in our end-use markets.

Adjusted EBITDA decreased $60.3 million, or 24%, and $232.4 million, or 32%, during the three and nine months ended May 31, 2025, respectively, compared to the corresponding periods. The decreases in adjusted EBITDA during the three and nine months ended May 31, 2025, compared to the corresponding periods, were primarily due to compression in metal margins per ton for steel and downstream products.

Europe Steel Group

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per ton amounts)	2025	2024	2025	2024
Net sales to external customers	$247,590	$208,806	$655,026	$626,481
Adjusted EBITDA	3,593	(4,192)	30,184	26,139

External tons shipped
Rebar	88	80	295	266
Merchant bar and other	271	217	687	649
Steel products	359	297	982	915

Average selling price per ton
Steel products	$663	$681	$639	$661

Cost of ferrous scrap utilized per ton	$370	$389	$360	$383
Steel products metal margin per ton	293	292	279	278

Net sales to external customers in our Europe Steel Group segment increased $38.8 million, or 19%, and $28.5 million, or 5%, during the three and nine months ended May 31, 2025, respectively, compared to the corresponding periods. During the three months ended May 31, 2025, net sales to external customers increased primarily due to a 21% increase in tons shipped compared to the corresponding period. For the nine months ended May 31, 2025, net sales to external customers increased mainly due to a 7% increase in tons shipped, partially offset by a 3% per ton decline in average selling price, compared to the corresponding period. On average, compared to the Polish zloty, the U.S. dollar was weaker during the three and nine months ended May 31, 2025, compared to the respective corresponding periods. The effect of foreign currency translation on net sales to external customers was an increase of approximately $10.4 million and $20.6 million for the three and nine months ended May 31, 2025, respectively.

Adjusted EBITDA increased $7.8 million and $4.0 million during the three and nine months ended May 31, 2025, respectively, compared to the corresponding periods. The increases in adjusted EBITDA during the three and nine months ended May 31, 2025, compared to the corresponding periods, were primarily driven by higher tons shipped and lower conversion costs. The increase during the nine months ended May 31, 2025, was partially offset by an $18.2 million decrease in government assistance, compared to the corresponding period. The effect of foreign currency translation on adjusted EBITDA was immaterial for the three and nine months ended May 31, 2025.

Emerging Businesses Group

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2025	2024	2025	2024
Net sales to external customers	$197,454	$188,593	$525,733	$521,826
Adjusted EBITDA	40,912	38,220	87,091	87,011

Net sales to external customers in our Emerging Businesses Group segment increased $8.9 million, or 5%, during the three months ended May 31, 2025, compared to the corresponding period, and improved modestly for the nine months ended May 31, 2025, compared to the corresponding period. The increase in net sales to external customers during the three months ended May 31, 2025, was primarily driven by a $5.3 million increase from CMC Construction Services' operations, compared to the corresponding period, due to increased demand. During the nine months ended May 31, 2025, net sales to external customers increased due to higher tons shipped of our performance reinforcing steel products, compared to the corresponding period. However, the increase in net sales to external customers from our performance reinforcing steel offerings was partially offset by a decrease in net sales to external customers from CMC Impact Metals due to lower tons shipped related to a slowing truck and trailer market during the nine months ended May 31, 2025, compared to the corresponding period.

Adjusted EBITDA increased $2.7 million, or 7%, during the three months ended May 31, 2025, compared to the corresponding period, and remained relatively flat for the nine months ended May 31, 2025, compared to the corresponding period. Adjusted EBITDA for our performance reinforcing steel offerings increased during the nine months ended May 31, 2025, compared to the corresponding period, due to higher tons shipped. This increase was partially offset by a dec rease in adjusted EBITDA from our Tensar division during the nine months ended May 31, 2025, compared to the corresponding period, driven by challenging conditions in the Eastern Hemisphere and delays in certain key projects. Adjusted EBITDA for the nine months ended May 31, 2025, compared to the corresponding period, was also negatively impacted by lower tons shipped from CMC Impact Metals, as described above.

Corporate and Other

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2025	2024	2025	2024
Adjusted EBITDA loss	$(36,952)	$(37,070)	$(458,049)	$(102,569)

Corporate and Other adjusted EBITDA loss was relatively flat during the three months ended May 31, 2025, compared to the corresponding period, and increased by $355.5 million during the nine months ended May 31, 2025, compared to the corresponding period. The increase in adjusted EBITDA loss during the nine months ended May 31, 2025 was due to a $358.5 million contingent litigation-related loss related to the PSG litigation. For more information about the contingent litigation-related loss, see Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q.

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

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 15% of total receivables at May 31, 2025.

We use futures and forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 8, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q for further information.

The table below reflects our sources, facilities and availability of liquidity at May 31, 2025. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$892,998	$892,998
Notes due from 2030 to 2032	900,000	(1)
Revolver	600,000	599,041
Series 2022 Bonds, due 2047	145,060	—
Series 2025 Bonds, due 2032(2)	150,000	—
Poland credit facilities	160,218	157,632
Poland accounts receivable facility	76,905	76,905
__________________________________
(1) We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.
(2) The Series 2025 Bonds accrue interest at a fixed rate of 4.625%, payable semiannually, for an initial period ending with a mandatory tender for purchase on May 15, 2032, at a purchase price equal to 100% of the principal amount. The Series 2025 Bonds mature in 2055. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for additional information regarding the Series 2025 Bonds.

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

We aim to execute a capital allocation strategy that prioritizes both value-accretive growth and competitive cash returns to stockholders. We estimate that our 2025 capital spending will range from $425 million to $475 million. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

During the nine months ended May 31, 2025 and 2024, we repurchased $148.9 million and $128.2 million, respectively, of shares of CMC common stock. Under the share repurchase program, we had remaining authorization to repurchase $254.9 million of shares of CMC common stock at May 31, 2025. See Note 11, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2024 Form 10-K, for more information on the share repurchase program.

During the nine months ended May 31, 2025 and May 31, 2024, we paid $61.3 million and $58.2 million, respectively, of cash dividends to our stockholders.

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At May 31, 2025, we believe we were in compliance with all covenants contained in our credit arrangements.

As of May 31, 2025 and August 31, 2024, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

As described in Note 12, Commitments and Contingencies, on November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the U.S. District Court for the Northern District of California (the "Northern District Court"), in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG will also be entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. We are confident that we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. Nonetheless, unless the verdict and judgment are overturned or the judgment is significantly reduced, the losses incurred in connection with this litigation would have a material adverse effect on our liquidity and financial condition.

Cash Flows

Changes in Operating Assets and Liabilities
During the nine months ended May 31, 2025, changes in operating assets and liabilities resulted in a $23.0 million reduction in cash used, compared to the corresponding period, primarily due to an $86.4 million decrease in cash used by accounts payable, mainly driven by the timing of purchases and related payments as part of our ongoing working capital optimization efforts. These benefits were partially offset by a $51.9 million year-over-year decrease in cash provided by accounts receivable, primarily driven by the timing of collections and fluctuations in net sales to external customers, with the latter described in the Segment Operating Data section.

Capital Investments
For the nine months ended May 31, 2025, capital expenditures increased $51.1 million year-over-year, primarily driven by the construction of our fourth micro mill. This was partially offset by $25.0 million in government assistance pursuant to an agreement with the WVEDA. See Note 1, Nature of Operations and Accounting Policies, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding the government assistance received during 2025 related to the construction of our fourth micro mill.

Series 2025 Bonds
For the nine months ended May 31, 2025, we received net proceeds of $147.7 million from the issuance of tax-exempt bonds (the "Series 2025 Bonds"). See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding the Series 2025 Bonds.

Share Repurchases
For the nine months ended May 31, 2025 we repurchased $148.9 million of CMC common stock under our share repurchase program, an increase of $20.7 million compared to the corresponding period. See Note 11, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2024 Form 10-K, for more information on the share repurchase program.

Accounts Receivable Facility
For the nine months ended May 31, 2025, net cash flows used by financing activities increased due to higher net repayments under our Polish accounts receivable facility of $19.7 million. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding our Polish accounts receivable facility.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for property and equipment, construction of our fourth micro mill and other purchase obligations as part of normal operations. The amount and composition of our material cash commitments have not changed materially since those disclosed in the 2024 Form 10-K.
Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At May 31, 2025, we had committed $38.4 million under these arrangements, of which $1.0 million reduced availability under the Revolver (as defined in Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).

CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We have in the past, and may in the future, incur settlements, fines, penalties or judgments in connection with some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. For example, in the nine months ended May 31, 2025, the Company reported $358.5 million of litigation expense in the condensed consolidated statement of earnings (loss), which amount represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. This amount was classified as a current liability in the condensed consolidated balance sheet as of May 31, 2025 because the timing of the potential payment is uncertain. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. See Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on pending litigation and other matters.
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, the ability to operate our steel mills at full capacity, particularly during periods of domestic mill start-ups. Additional factors include the future availability and cost of supplies of raw materials and energy for our operations, growth rates in certain reportable segments, product margins within our Emerging Businesses Group segment, share repurchases, legal proceedings, construction activity, international trade, the impact of geopolitical conditions, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the anticipated benefits and timeline for execution of our growth plan and initiatives and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

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
•the impact of additional steelmaking capacity expected to come online from a number of ongoing EAF projects in the U.S.;
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
Refer to the "Risk Factors" disclosed in the sections entitled "Risk Factors" in Part I, Item 1A of our 2024 Form 10-K and Part II, Item 1A of this Form 10-Q for specific information regarding additional risks that would cause actual results to differ from those expressed or implied by these forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements exp ressed or implied by such forward-looking statements. Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on any forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 31, 2025, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $44.4 million, or 20%, compared to August 31, 2024. This increase was primarily due to forward contracts denominated in euro with a Polish zloty functional currency, which increased $33.0 million as of May 31, 2025, compared to August 31, 2024.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended May 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On October 30, 2020, plaintiff PSG filed a suit in the U.S. District Court for the Northern District Court alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG will also be entitled to petition for and recover its attorneys' fees, costs, and post-judgment interest. The Company is confident it conducted its business appropriately and intends to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. This motion remains pending. In the meantime, as a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. In the nine months ended May 31, 2025, the Company reported $358.5 million of litigation expense in the condensed consolidated statement of earnings (loss), which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. This amount was classified as a current liability in the condensed consolidated balance sheet as of May 31, 2025 because the timing of the potential payment is uncertain. All other legal expenses for the three and nine months ended May 31, 2025 and May 31, 2024 are reported within SG&A expenses. If the verdict and judgment are overturned either as a result of post-trial motions or through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. The Company's litigation defense costs are expensed as incurred. Although the Company is vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain.

On March 13, 2022, PSG filed a second suit in the San Diego County Superior Court of California alleging that CMC Steel Fabricators, Inc., CMC Steel US, LLC, and CMC Rebar West (which later merged into CMC Steel Fabricators, Inc.) violated California state antitrust and unfair competition laws by bidding below their costs for rebar furnish-and-install projects in California to hamper PSG's ability to win jobs and reduce PSG’s profitability. These allegations were initially brought in PSG's lawsuit in the Northern District Court but were dismissed without prejudice by the Northern District Court for lack of jurisdiction. This second lawsuit was later removed to the U.S. District Court for the Southern District of California (the “Southern District Court”). There, PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages, fees and costs. Fact and expert discovery are complete. On November 12, 2024, CMC Steel Fabricators, Inc., CMC Steel US, LLC and CMC Rebar West filed a motion for summary judgment, which remains pending before the Southern District Court. As of the date of this Form 10-Q, no trial has been scheduled. The Company is confident it conducted its business appropriately, believes it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

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

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes. Current or future tariffs imposed by the U.S. may negatively impact our customers’

businesses, thereby causing an indirect negative impact on our sales. For example, during 2025, the U.S. presidential administration threatened or imposed tariffs on imports from various countries, including, among others, China, Mexico and Canada. In response, some of these countries threatened or announced tariffs on imports from the U.S. The extent to which these threats will be enacted and the duration for which enacted tariffs will be in place remain uncertain and could lead to economic decline, which could negatively impact demand for our products and adversely affect our results of operations. Uncertainty regarding tariffs has increased uncertainty in the market related to future costs of projects and the availability of materials, which has resulted in some projects not under contract being delayed. In addition, to the extent such tariffs have a positive impact on pricing, if such tariffs are relaxed or repealed, become subject to legal challenges or expire, or if other countries are exempted, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S. despite the presence of import tariffs, quotas or duties, a resurgence of substantial imports of foreign steel could occur, putting downward pressure on U.S. steel prices.

Tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries could result in reduced economic activity, increased costs in operating the Company’s business, reduced demand and changes in purchasing behaviors for the Company’s customers, limits on trade with the U.S. or other potentially adverse economic outcomes. Additionally, the Company’s international sales also may be impacted by the tariffs and other restrictions on trade between the U.S. and other countries. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods and services have not yet had a significant impact on the Company’s business or results of operations, the Company cannot predict further developments, and such existing or future tariffs could have a material adverse effect on results of the Company’s operations, financial position and cash flows.

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

We believe the downward pressure on, and periodically depressed levels of, U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. While some tariffs and quotas are periodically put into effect for certain steel products imported from a number of countries, including tariffs recently imposed by the current U.S. presidential administration, there is no assurance that tariffs and quotas will always be levied, even if otherwise justified, and even when imposed many of these are short-lived or ineffective.

The adverse effects of excess capacity and over-production by foreign producers could be exacerbated by the startup of new steelmaking capacity in the U.S. Certain of our competitors have announced and are moving ahead with plans to develop new steelmaking capacity in the near term. There are a number of ongoing EAF projects in the U.S., with additional capacity expected to come online at various times over the next few years. The addition of new mill production and decreased domestic demand could lead to domestic over capacity, which could lead to a decrease in steel prices. Any of these adverse effects could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended May 31, 2025.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
March 1, 2025 - March 31, 2025	377,267	$44.55	377,267	$288,540,680
April 1, 2025 - April 30, 2025	393,819	42.68	393,819	271,733,312
May 1, 2025 - May 31, 2025	341,928	49.15	341,928	254,926,656
	1,113,014		1,113,014
__________________________________
(1) See Note 11, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2024 Form 10-K, for more information on the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended May 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1(f)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 2 to Commercial Metals Company's Form 8-A filed August 3, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to Commercial Metals Company's Current Report on Form 8-K dated June 21, 2022 and incorporated herein by reference).

10.1	Amended and Restated Terms and Conditions of Employment dated as of May 2, 2025, between Commercial Metals Company and Brian Halloran (filed herewith).

10.2
Loan Agreement, dated May 1, 2025, between the West Virginia Economic Development Authority and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K dated May 15, 2025 and incorporated herein by reference).

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

COMMERCIAL METALS COMPANY

June 24, 2025	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)