Form 10-K
period 2025-08-31
COMMERCIAL METALS Co
filed 2025-10-16
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the Company's common stock on February 28, 2025 held by non-affiliates of the registrant based on the closing price per share on February 28, 2025 on the New York Stock Exchange was approximately $5.5 billion.
As of October 14, 2025, 110,968,083 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Part III.

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

OVERVIEW

Founded in 1915 as a single scrap yard in Dallas, Texas, CMC has become an innovative solutions provider helping build a stronger, safer and more sustainable world. Today, through an extensive manufacturing network principally located in the United States ("U.S.") and Central Europe, we offer products and technologies to meet the critical reinforcement needs of the global construction sector. CMC’s solutions support early-stage construction across a wide variety of applications, including infrastructure, non-residential, residential, industrial and energy generation and transmission. Our operations are conducted through three reportable segments: North America Steel Group, Emerging Businesses Group and Europe Steel Group.

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

Segments

The Company has three reportable segments that represent the primary businesses reported in our consolidated financial statements: North America Steel Group, Emerging Businesses Group and Europe Steel Group. The following chart summarizes net sales to external customers by major product category within each reportable segment during the year ended August 31, 2025. For a historical breakout of our net sales to external customers by major product category within each reportable segment, see Note 19, Segment Information, in Part II, Item 8 of this Annual Report.

Other
8%
Emerging Businesses Group
Ground Stabilization
Solutions
3%
Emerging Businesses Group
Construction Products
4%
Europe Steel Group
Steel Products
9%
North America Steel Group
Raw Materials
17%
North America Steel Group
Steel Products
33%
North America Steel Group
Downstream Products
26%

NORTH AMERICA STEEL GROUP SEGMENT

Our North America Steel Group segment provides a diverse offering of products and solutions to support the construction sector. Composed of a vertically integrated network of recycling facilities, steel mills and fabrication operations, our strategy in North America is to optimize our vertically integrated value chain to maximize profitability while providing industry-leading customer service. To execute our strategy, we seek to (i) obtain inputs at the lowest possible cost, including materials procured from our recycling facilities, which are operated to provide low-cost scrap to our steel mills, (ii) operate modern, efficient electric arc furnace ("EAF") steel mills and (iii) enhance operational efficiency by utilizing our fabrication operations to optimize our steel mill volumes and obtain the highest possible selling prices to maximize metal margin. We strive to maximize cash flow generation through increased productivity, high-capacity utilization and optimal product mix. To remain competitive, we regularly make substantial capital expenditures. We have invested approximately 80%, 77% and 88% of total capital expenditures in our North America Steel Group segment during 2025, 2024 and 2023, respectively. For logistics, we utilize a fleet of trucks we own or lease as well as private haulers, railcars, export containers and barges.

Our 42 scrap metal recycling facilities, primarily located in the southeast and central U.S., process ferrous and nonferrous scrap metals. These facilities purchase processed and unprocessed ferrous and nonferrous scrap metals from a variety of sources including manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, shipyards, demolition businesses, automobile salvage firms, wrecking companies and retail individuals. Our recycling facilities utilize specialized equipment to efficiently process large volumes of ferrous material, including seven large machines capable of shredding obsolete automobiles or other sources of scrap metal. Certain facilities also have nonferrous downstream separation equipment, including equipment at three of our facilities that reclaim metal from insulated copper wire, to allow us to capture more metal content. With the exception of precious metals, our scrap metal processing facilities recycle and process almost all types of metal. We sell ferrous and nonferrous scrap metals (collectively referred to as "raw materials") to steel mills and foundries, aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, secondary lead smelters, specialty steel mills, high temperature alloy manufacturers and other consumers. Raw materials margin per ton is defined as the difference between the selling prices for processed and recycled ferrous and nonferrous scrap metals and the price paid to purchase obsolete and industrial scrap.

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
•baghouse systems that control particulate emissions from steelmaking operations; and
•supporting facilities such as maintenance, warehouse and office areas.

Our EAF micro mills utilize similar equipment and processes as described above; however, these facilities utilize unique continuous process technology where metal flows uninterrupted from melting to casting to rolling into finished steel products. Our rerolling mill does not utilize a melt shop; the rerolling process begins by reheating billets to roll into finished steel products. We ship hot-rolled spooled rebar from two facilities and re-spooled rebar from one facility. The estimated annual capacity for our steel mills, included in Part I, Item 2, Properties, of this Annual Report assumes a typical product mix and is not necessarily indicative of the expected production volumes or shipments in any fiscal year. Descriptions of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our mills roll many different types and sizes of products depending on market conditions, including pricing and demand.

We are currently constructing a fourth EAF micro mill in Berkeley County, West Virginia. This facility is strategically located to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and will be supported by our existing network of downstream fabrication plants. Site improvements, foundation work and substantial portions of supporting infrastructure for the micro mill are complete. Construction of structural components for multiple process buildings and equipment is ongoing. We expect to begin melt shop production at this micro mill during 2026. Once operational, this facility will expand our production capacity for straight-length and spooled rebar and advance our commitment to sustainable steelmaking.

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

Our fabrication operations include 53 facilities engaged in various aspects of steel fabrication; 49 of these facilities engage in general fabrication of reinforcing steel, including shearing, bending and welding, and four of these facilities fabricate steel fence posts. Fabricated rebar is used to reinforce concrete primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams, and is generally sold in response to a competitive bid solicitation. Many of the resulting projects are fixed price over the life of the project, and certain contracts include escalation provisions. We also provide installation services of fabricated rebar in certain markets. We obtain steel for our fabrication operations primarily from our own steel mills, and the demand created by our fabrication operations optimizes the production from our steel mills. Our steel fence posts have many applications, including residential and commercial landscaping and agricultural and livestock containment. Additionally, we have three facilities that supply post-tension cable for use in a variety of projects, such as slab-on-grade foundations, bridges, buildings, parking structures and rock-and-soil anchors. The fabrication and post-tension cable offerings are collectively referred to as "downstream products" in the context of the North America Steel Group segment. Downstream products backlog, defined as the total value of unfulfilled orders, was $1.4 billion at August 31, 2025.

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
•Through our licensing agreement with InQuik Inc., CMC Bridge Systems is the authorized provider of InQuik Bridges in the U.S. CMC Bridges are a patented prefabricated and modular system for constructing reinforced concrete bridge components off-site, which are then installed on-site with poured concrete for a cast-in-place structure.

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

Our fabrication operations consist of five steel fabrication facilities located in Poland which produce downstream products including fabricated rebar, wire mesh, welded steel mesh, wire rod, cold-rolled rebar, cold-rolled wire rod, assembled rebar cages and other fabricated rebar by-products (collectively referred to as "downstream products" in the context of our Europe Steel Group segment). These facilities obtain rebar and wire rod primarily from the mini mill. Three of the facilities are similar to the facilities operated by our North America Steel Group segment and sell fabricated rebar primarily to contractors for incorporation into construction projects. The other two fabrication facilities in Poland produce welded steel mesh, cold-rolled wire rod and cold-rolled rebar. We are among the largest manufacturers of wire mesh in Poland, and our wire mesh customers include metals service centers and construction contractors. In addition to sales of downstream products in the Polish market, we also export our downstream products to neighboring countries such as the Czech Republic and Germany. The downstream products backlog is not a significant factor in evaluating the operations of our Europe Steel Group segment.

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

We produce a significant percentage of the total U.S. output of rebar and merchant bar through our EAF steel mills. Domestic and international competitors include local, regional, national and international manufacturers and suppliers of steel. We compete primarily on the services we provide to our customers and on the quality and price of our products. In the U.S., we believe we are the largest manufacturer and fabricator of rebar, the largest manufacturer of steel fence posts and among the largest manufacturers of merchant bar. In Poland, we believe we are the second largest producer of rebar and wire rod, and the largest producer of merchant bar for the products we manufacture.

Furthermore, the global steel industry is cyclical and highly competitive, consisting of domestic and international producers for all major product lines across our North America Steel Group and Europe Steel Group segments. Global steelmaking capacity greatly exceeds demand for steel products in many regions around the world, and this overcapacity results in competition from steel imports into the regions we operate. Our global strategy and differentiating customer service allow us to navigate the risks arising from overproduction. Additionally, trade enforcement laws, such as the tariffs and quotas set forth in Section 232 of the U.S. Trade Expansion Act of 1962 ("Section 232"), which were restored and expanded by President Trump on February 10, 2025, should support domestic production and reduced imports of unfairly priced steel. Although the elimination of Section 232 tariff exemptions is expected to provide a favorable backdrop to the domestic long steel market, there remains uncertainty regarding the duration and scope of this and other potential executive actions related to tariffs. If the Section 232 or other import tariffs, quotas or duties are relaxed, repealed, challenged legally or expire; if other countries are exempted, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of import tariffs, quotas or duties, a resurgence of substantial imports of foreign steel could occur. This occurrence would put downward pressure on U.S. steel prices.

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

SUSTAINABILITY

Sustainability is embedded in our business model and remains central to our strategy. For over 50 years, we have manufactured steel using recycled scrap metal and EAF technology, which is more efficient and environmentally friendly than traditional blast furnace technology, using less energy than the industry average and producing significantly less carbon dioxide per ton of steel we melt. We play a key role in returning our primary input, ferrous scrap, into the economy in the form of rebar, merchant bar, wire rod and fence post for use in a wide variety of applications. In 2025, recycled content made up approximately 98% of the raw materials used in our manufactured finished steel. Our Tensar geogrid technology is also inherently sustainable, as its use in construction projects can, for example, extend road service life, conserve water resources, control soil erosion and reduce consumption of aggregate.

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

We continue to invest in new technologies and processes to reduce our environmental impact, including our most recently commissioned micro mill located in Mesa, Arizona, which utilizes advanced EAF power supply systems designed for greater energy efficiency, resulting in lower overall power consumption and reduced environmental impact compared to traditional steelmaking methods. The same technology will be utilized at our micro mill currently under construction in Berkeley County, West Virginia.

Information relating to our environmental, social and governance ("ESG") commitments and the goals we have established to increase our use of renewable energy and reduce our energy consumption, GHG emissions and water withdrawal is available on the ESG section of our website, www.esg.cmc.com.

ENVIRONMENTAL MATTERS

A significant factor in our business is our compliance with complex and evolving environmental laws and regulations. These laws and regulations govern, among other things, waste disposal, air emissions, waste and storm water effluent and disposal. Our operations hold a variety of permits and authorizations pursuant to environmental law. Environmental laws and regulations evolve and are subject to changing interpretation and enforcement over time. We devote considerable resources to compliance with environmental laws and these expenditures may change in ways that cannot be currently anticipated due to the possibility of unanticipated regulatory development. Further, uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions impact our future expenditures that are necessary to comply with environmental regulatory programs. Compliance with and changes to various environmental requirements and environmental risks applicable to our industry may adversely affect our business, results of operations and financial condition.

Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and analogous state statutes, we may occasionally be required to cleanup or take remedial action with regard to (or pay for cleanup or remedial action with regard to, or pay for natural resource damages with respect to) sites we operate or formerly operated, or to which we have sent materials. If we are found to have arranged for treatment or disposal of hazardous substances at a site, we could be named as a potentially responsible party ("PRP") and responsible for both the costs of cleanup as well as for associated natural resource damages at such site. The U.S. Environmental Protection Agency ("EPA"), or equivalent state agency, has named us as a PRP at several federal Superfund sites or similar state sites, and we have received information requests with respect to other sites. In some cases, these agencies allege that we are a PRP because we sold scrap metals to, or otherwise disposed of materials at, the site. With respect to the sale of scrap metals, we contend that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that we do not control should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under federal law. Subject to the satisfaction of certain conditions, the Superfund Recycling Equity Act provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under federal law. Despite Congress' clarification of the intent of the federal law, some state laws and environmental agencies still seek to impose liability on the basis of such arm's length sale constituting "an arrangement for disposal or treatment of hazardous substances." We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials, and we continue to support clarification of state laws and regulations consistent with Congress' action.

Wastes that we generate, including hazardous wastes, are subject to the Resource Conservation and Recovery Act ("RCRA") and comparable state and local statutes. The RCRA governs the handling, recycling and disposal of solid waste and hazardous secondary materials, and thus may limit the disposal options for certain of our wastes. Under the RCRA, the government may impose penalties and may order corrective action to address contamination. Additionally, the RCRA provides for citizens suits, allowing private parties to bring claims to enforce the RCRA. Over time, state and federal laws applicable to wastes and contaminated sites have become more strict, and we cannot predict if future regulatory trends will result in more stringent requirements related to our wastes and contaminated properties.

Under the Clean Air Act ("CAA") and comparable state and local statutes, we must obtain permits or other authorizations related to air emissions at various of our facilities. Under the CAA, the government can seek penalties and injunctive relief for violations, and the CAA provides for private party enforcement through citizen suits. Requirements to control air emissions under the CAA have become more stringent over time and there is no guarantee that EPA or states will not adopt different or more stringent standards for emissions, requiring additional expenditures.

The Clean Water Act ("CWA") and comparable state and local statutes impose controls on the discharge of materials into waters of the U.S. (or the applicable state), including controls on the discharge of wastewater, stormwater and fill material. These controls have become more stringent over time and we cannot predict if additional restrictions will be imposed in the future. The CWA provides for injunctive relief for violations and allows for private enforcement through citizen suits.

Other environmental laws apply to our operations and facilities and our products. These include, without limitation, the Toxic Substances Control Act, the Oil Pollution Act and the Safe Drinking Water Act, as well as state and local environmental laws. Additionally, we could be subject to common law claims, such nuisance, trespass, negligence or other claims alleging personal injury, property damage and other harms.

We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2025, we incurred environmental costs, including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of $58.4 million. In addition, we spent $4.7 million on capital expenditures for environmental projects in 2025. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental projects during 2026 to be approximately $2 million. For more information on our compliance with environmental laws and regulations, see Part I, Item 1A, Risk Factors — Risks Related to the Regulatory Environment, in this Annual Report.

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

The following table presents the approximate headcount of employees within each reportable segment and Corporate and Other as of August 31, 2025:

Segment	Number of Employees
North America Steel Group	8,171
Emerging Businesses Group	1,421
Europe Steel Group	2,702
Corporate and Other	396
Total	12,690

Approximately 11%, 4% and 28% of the employees in our North America Steel Group, Emerging Businesses Group and Europe Steel Group segments, respectively, belong to unions. We believe that we have good relations with the union representatives that represent our employees, and we are focused on providing safe and productive workplace environments for our employees.

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

Our Safety Management System includes our policies, incident management process, data dashboards and safety action plans based on observed behaviors related to health and safety. We periodically issue employee Safety Perception Surveys at various locations to identify any discrepancies between management and employee perspectives on the safety of our working conditions. Additionally, we participate in industry association meetings to share expertise and best practices. These surveys and meetings facilitate important discussions that ultimately help further develop our health and safety management systems.

With continued focus on safety in 2025, we improved our already exceptional safety record to achieve the lowest total recordable incident rate ("TRIR") in our Company's history. This marks the third consecutive year of TRIR reduction, reflecting our continued commitment to workplace safety.
____________________________
(1) TRIR is defined as OSHA recordable incidents x 200,000/hours worked.
(2) This line represents the 2023 average for Steel Product Manufacturing (North American Industry Classification System ("NAICS") code 3311), based on the latest available information provided by the U.S. Bureau of Labor Statistics.

In addition to TRIR, we also measure our near miss frequency rate, which we believe is critical to incident avoidance and supports our superior safety rating in the industry.

Talent Development and Retention

We invest in training and resources to support our employees in reaching their full potential and to build internal capabilities, and are committed to providing a safe, welcoming and engaging work environment. Our culture of continuous improvement creates internal advancement and growth opportunities for our employees. We recognize that retaining and hiring employees with the right talent, commitment and drive are critical steps to allow us to achieve our goals and reach our full growth potential. CMC provides both online and in-person training options to our employees as well as tuition assistance to support the cost of furthering relevant education for our employees. In addition to our internally developed technical, safety and leadership training available to all employees, many new employees in commercial and operational positions complete rotational programs during onboarding to gain technical experience across the business. We also conduct periodic surveys and other initiatives with employees, which provide invaluable information about how employees perceive our onboarding, employee training, development and culture and allow us to further enhance the training and resources we offer.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors (the "Board") annually elects executive officers. Our executive officers continue to serve for terms set by our Board in its discretion. The table below sets forth the name, current position and offices, age and calendar year in which they became an executive officer, for each of our executive officers as of October 16, 2025.

NAME	CURRENT POSITION & OFFICES	AGE	EXECUTIVE OFFICER SINCE
Peter R. Matt	President and Chief Executive Officer	62	2023
Paul J. Lawrence	Senior Vice President and Chief Financial Officer	55	2016
Jody K. Absher	Senior Vice President, Chief Legal Officer and Corporate Secretary	48	2020
Jennifer J. Durbin	Senior Vice President, Chief Human Resources and Communications Officer	44	2020
Kekin M. Ghelani	Senior Vice President, Chief Strategy Officer	51	2024
Brian N. Halloran	Senior Vice President, North America Steel Group	54	2025

Peter R. Matt has served as the President and Chief Executive Officer of CMC since September 1, 2023 and previously served as President of CMC from April 2023 to August 2023. Prior to joining CMC, Mr. Matt served as Executive Vice President and Chief Financial Officer of Constellium N.V. ("Constellium"), a global aluminum fabrication company, from 2016 to 2023. Prior to joining Constellium, Mr. Matt served as a Managing Partner for Tumpline Capital, LLC from 2015 to 2016. From 1985 to 2015, he held various leadership positions with Credit Suisse.

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

Jody K. Absher has served as Senior Vice President, Chief Legal Officer and Corporate Secretary since October 2023. Prior thereto, Ms. Absher served as CMC’s Vice President, Chief Legal Officer and Corporate Secretary from August 2022 to October 2023, Vice President, General Counsel and Corporate Secretary from May 2020 to August 2022, Interim General Counsel from February 2020 to May 2020, Lead Counsel and Assistant Corporate Secretary from November 2014 to February 2020, Senior Counsel and Assistant Corporate Secretary from October 2013 to November 2014, and Legal Counsel from May 2011 to October 2013. Prior to joining CMC, Ms. Absher was an attorney at Haynes and Boone, LLP, a global law firm, from August 2007 to May 2011.

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

Brian N. Halloran has served as Senior Vice President, North America Steel Group since May 2025. Mr. Halloran joined CMC in 1998, and has worked in numerous commercial and operational roles, most recently as Vice President of CMC’s Central Division. He is a member of the Recycled Materials Association ("ReMa"), and a former Chair of ReMa’s Ferrous Division.

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

The availability of raw materials may also be negatively affected by laws and regulations, domestic and foreign trade policy, allocations by suppliers, interruptions in production, accidents and natural disasters, changes in exchange rates, global price fluctuations and the availability and cost of transportation. If we are unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to manufacture significant quantities of our products in a timely manner.

We rely on the availability of large amounts of electricity and natural gas. Disruptions in delivery or substantial increases in energy costs, including crude oil prices, could adversely affect our business, results of operations and financial condition.

Our EAF mills melt steel scrap and use natural gas to heat steel billets for rolling into finished steel products. As large consumers of electricity and natural gas, often the largest in the geographic area where our mills are located, we must have dependable delivery of electricity and natural gas in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters could substantially disrupt our production. Additionally, the rapid expansion of data centers driven by growing demand for cloud services, artificial intelligence and other digital infrastructure is expected to significantly increase electric power consumption, which could impact energy availability and pricing for industrial users, including steel producers. While we have not suffered prolonged production delays due to our inability to access electricity or natural gas, several of our competitors have experienced such occurrences. Prolonged substantial increases in energy costs would have an adverse effect on the costs of operating our mills and would negatively impact our profitability unless we were able to fully pass through the additional expense to our customers. Further, our finished steel products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices would increase our costs and adversely affect many of our customers' financial results, which in turn could result in reduced margins and declining demand for our products.

We may encounter labor disputes and shortages for skilled labor and/or qualified employees in operational positions, which could adversely impact our operations.

Our employees contribute to and are instrumental in developing and meeting our business goals and objectives, and we depend on a qualified labor force for the manufacture of our products. The impact of labor shortages and increased competition for available workers may increase our costs or impede our ability to optimally staff our facilities and could have an adverse impact on our results of operations, financial condition and cash flows. In addition, an ongoing labor shortage may result in increased expenses related to hiring and retention of qualified employees. As our experienced employees retire and we lose their institutional knowledge, we may encounter challenges and may have difficulty replacing them with employees of comparable skill and efficiency. Additionally, as of August 31, 2025, 11%, 4% and 28% of the employees in our North America Steel Group, Emerging Businesses Group and Europe Steel Group segments, respectively, belong to unions. While we believe that we have good relations with the union representatives, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

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

Although we have successfully commissioned and operated similar facilities, there are technological, operational, market and start-up risks associated with the continued ramp up of our third micro mill and the construction and commissioning of our fourth micro mill. Construction of our micro mills is subject to changing market conditions, delays, inflation and cost overruns, work stoppages, labor shortages, weather-related disruptions, supply chain delays, changes in transportation costs and availability, changes required by governmental authorities, availability of government tax credits and delays in acquiring or the inability to acquire required permits or licenses, any of which could adversely affect our operational and financial results. While we believe these facilities should each be capable of consistently producing high-quality products in sufficient quantities and at costs that will compare favorably with other similar steel manufacturing facilities, these expectations may not be achieved. If we encounter cost overruns, system or process difficulties or quality control restrictions during commissioning of our fourth micro mill or after startup with any facility, our capital costs could increase materially, the expected benefits from the development of the applicable facilities could be diminished or lost and we could lose all or a substantial portion of our investments. Furthermore, due to the innovative systems and processes being deployed, construction and commissioning of our fourth micro mill may present new operational complexities not previously experienced at our other micro mills. In addition, reductions in the availability of certain modes of transportation, such as rail or trucking, during construction of our micro mills could result in significant delays, and reduced transportation availability following startup at our facilities could limit our ability to deliver our steel products and therefore adversely affect our operational and financial results. We could also encounter commodity market risk if, over a sustained period, the cost to manufacture is greater than projected or the market prices for steel products decline.

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

Interruptions in our production capabilities adversely affect our production costs, products available for sale and earnings from time to time. Our manufacturing processes are dependent upon critical pieces of equipment, such as our furnaces, continuous casters and rolling equipment, press and stretching equipment, and electrical systems such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures. While we maintain backups for certain critical pieces of equipment to use during the time it may take to repair or replace inoperable equipment, we have experienced, and may in the future experience, material plant shutdowns or periods of reduced production as a result of such equipment failures. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions.

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

We rely on computers, information and communications technology and related systems and networks to operate our business, including to store sensitive data such as intellectual property, our own proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our employees. Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cyber attacks, which may be heightened in times of hostilities or war, computer viruses, phishing attacks, social engineering schemes, malicious code, ransomware attacks, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to or disclosure of our and/or our employees’ or customers’ data pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. We have experienced cybersecurity incidents in the ordinary course of business but, as of the date of this Annual Report, prior cybersecurity incidents have not had a material adverse effect on our business strategy, results of operations or financial condition. Our systems and networks are also subject to damage or interruption from power outages, natural disasters, telecommunications failures, intentional or inadvertent user misuse, employee error, operator negligence and other similar events. Any of these or other events could result in system interruption, the disclosure, modification or destruction of proprietary and other key information, corruption of data, legal claims or proceedings, government enforcement actions, civil or criminal penalties, increased cybersecurity protection and remediation costs, production delays or disruptions to operations including processing transactions and reporting financial results and could adversely impact our reputation and our operating results. We have taken steps to address these concerns and have implemented internal control and security measures to protect our systems and networks from security breaches; however, measures that the Company takes to avoid, detect, mitigate or recover from material incidents, may be circumvented, become ineffective or fail to detect or prevent all threats. Despite these efforts, a system or network failure, or security breach, could materially impact our business, results of operations and financial condition. As cybersecurity threats continue to evolve and become more sophisticated, we may be required to incur significant costs and invest additional resources to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.

Increasing attention to ESG matters, including any targets or other ESG, environmental justice or regulatory initiatives, could result in additional costs or risks or adverse impacts on our business.

Our business faces increasing scrutiny related to ESG issues, including environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. Investors, stakeholders and other interested parties are also increasingly focused on issues related to environmental justice and

ESG in general. Implementation of our environmental and sustainability initiatives, including the goals set forth in our annual sustainability report, requires certain financial expenditures and employee resources, and the implementation of certain ESG practices or disclosures. In addition, we are, or in the future may become, subject to domestic and international disclosure frameworks, regulations and requirements related to climate change and sustainability. Compliance with such disclosure frameworks, regulations and requirements, if and when they are implemented, could require significant effort, and if we fail to meet the applicable regulatory standards or expectations with respect to these issues, including the expectations we establish for our business, we could be subject to penalties, fines, lawsuits or regulatory action, our reputation and brand could be damaged, and our business, financial condition and results of operations could be adversely impacted. Furthermore, negative publicity with respect to our business and operations could result in the cancellation or delay of projects, the revocation of permits or termination of contracts, each of which may adversely affect our business strategy, increase our costs, or adversely affect our reputation, performance and availability of capital.

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

Because of the uncertain nature of litigation and insurance coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse effect on our reputation, business, results of operations and financial condition. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, results of operations and financial condition. Although we are unable to precisely estimate the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties, including the inherent uncertainties of the estimation process, the uncertainties involved in litigation and other factors. As further described in Part I, Item 3, Legal Proceedings of this Annual Report, on October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. In the year ended August 31, 2025, we reported $362.3 million of litigation expense in the consolidated statement of earnings, which represents our estimate based on our understanding of the PSG judgment, PSG’s attorneys’ fees and other related costs, including post-judgment interest. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the losses incurred in connection with this litigation would have a material adverse effect on our liquidity and financial condition.

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

The global economy has been negatively impacted by geopolitical conflicts, such as the continuing military conflict between Russia and Ukraine and the conflict between Israel and Hamas. Such conflicts have led and may continue to lead to market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. While such recent geopolitical conflicts have not had a direct material adverse impact on our business, financial condition or results of operations, we will continue to monitor such situations and develop contingency plans as necessary to address any disruptions to our business operations. To the extent geopolitical conflicts continue to adversely affect the global economy as discussed above, they may also heighten many of the other risks described in this "Risk Factors" section, such as those relating to data security, supply chain, volatility in prices of scrap, energy and other inputs and market conditions, any of which could negatively affect our business, results of operations or financial condition.

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

The indentures governing our 4.125% Senior Notes due 2030, our 3.875% Senior Notes due 2031 and our 4.375% Senior Notes due 2032 contain restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consummate transactions causing a change of control such as a merger or consolidation. In addition to these restrictions, our Credit Agreement, as defined in Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report, contains covenants that restrict our ability to, among other things, enter into transactions with affiliates and guarantee the debt of some of our subsidiaries. Our Credit Agreement also requires that we meet certain financial tests and maintain certain financial ratios, including maximum debt to capitalization and interest coverage ratios. The loan agreements related to the Series 2022 Bonds and Series 2025 Bonds, as defined in Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report, also restrict our ability to, among other things, enter into certain sale and leaseback transactions, incur certain liens and take actions that could adversely affect the tax-exempt status of such bonds.

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

Part of our strategy includes pursuing inorganic growth through acquisitions. We have expanded, and plan to continue to expand, our business by making strategic acquisitions and regularly seeking suitable acquisition targets to enhance our growth. We may fund such acquisitions using cash on hand, drawing under our credit facility or accessing the capital markets. To the extent we finance such acquisitions with additional debt, the incurrence of such debt may result in a significant increase in our interest expense and financial leverage, which could be further exacerbated by volatility in the debt capital markets. Further, an increase in our leverage could lead to deterioration in our credit ratings.

The pursuit of acquisitions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth and profitability. Even if we are able to identify such candidates, we may not be able to acquire them on terms or financing satisfactory to us. We will incur expenses and dedicate attention and resources associated with the review of acquisition opportunities, whether or not we consummate such acquisitions. In addition, potential acquisition targets may operate in industries in which we do not currently operate. For example, on September 17, 2025, we entered into an Equity Purchase Agreement with Concrete Pipe & Precast, LLC ("CP&P"), Eagle Corporation and ECPP, LLC, pursuant to which we will acquire all of the issued and outstanding equity securities of CP&P, a leading supplier of precast concrete solutions (the "CP&P Purchase Agreement"). Additionally, on October 15, 2025, we entered into a Securities Purchase Agreement with respect to the acquisition of all of the issued and outstanding equity securities of entities that own Foley Products Company, LLC ("Foley"), another leading supplier of precast concrete solutions (the "Foley Purchase Agreement"). The acquisitions of CP&P, Foley or any future acquisition in a new industry could result in unforeseen operating challenges and difficulties, and subject us to unfamiliar legal requirements.

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

Fluctuations in the value of the U.S. dollar, including, in particular, the increased strength of the U.S. dollar as compared to Turkey's lira, China's renminbi or the euro, may adversely affect our business, results of operations and financial condition. A strong U.S. dollar makes imported metal products less expensive, resulting in more imports of steel products into the U.S. by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports. With the exception of exports of scrap metal by certain recycling facilities in our North America Steel Group segment, we have not recently been a significant exporter of metal products from the U.S. Economic difficulties in some large steel-producing regions of the world, resulting in lower local demand for steel products, have historically encouraged greater steel exports to the U.S. at depressed prices which can be exacerbated by a strong U.S. dollar. As a result, our products that are made in the U.S. may become relatively more expensive as compared to imported steel, which has had, and in the future could have, a negative impact on our business, results of operations and financial condition.

Operating internationally carries risks and uncertainties which could adversely affect our business, results of operations and financial condition.

We have significant recycling and fabrication facilities and a mini mill in Poland as well as Tensar facilities in China and the U.K. Our Europe Steel Group segment, which comprises the majority of our international operations, generated approximately 12% of 2025 consolidated net sales. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk and operating risks discussed above, including:

•political, military, terrorist or major pandemic events;
•differences in demand, production and energy costs;
•local labor and social issues;
•legal and regulatory requirements or limitations imposed by foreign governments (particularly those with significant steel consumption or steel-related production including Turkey, China, Brazil, and India), including quotas, tariffs or other protectionist trade barriers, adverse tax law changes, nationalization or currency restrictions, and efforts to reduce carbon dioxide emissions;
•disruptions or delays in shipments caused by customs compliance or government agencies; and
•potential difficulties in staffing and managing local operations.

These factors may adversely affect our business, results of operations and financial condition.

Hedging transactions may expose us to losses or limit our potential gains.

Our product lines and global operations expose us to risks associated with fluctuations in foreign currency exchange rates, commodity prices and interest rates. As part of our risk management program, we periodically use financial instruments, including metals commodity futures, natural gas, electricity and other energy forward contracts, freight forward contracts, foreign currency exchange forward contracts and interest rate swap contracts. While intended to reduce the effects of fluctuations in these prices and rates, these transactions may limit our potential gains or expose us to losses. In addition, if our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered fail to honor their obligations due to financial distress, we could be exposed to potential losses or the inability to recover anticipated gains from these transactions.

We enter into foreign currency exchange forward contracts as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. These foreign exchange commitments are dependent on timely performance by our counterparties. Their failure to perform could result in us having to close these hedges without the anticipated underlying transaction and could result in losses if foreign currency exchange rates have changed.

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

Excess capacity and over-production by foreign producers in the steel industry as well as the startup of new steelmaking capacity in the U.S. could result in lower domestic steel prices, which would adversely affect our sales, margins, profitability, cash flows and liquidity.

Global steelmaking capacity exceeds demand for steel products in many regions around the world. Rather than reducing employment by rationalizing capacity with consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) have traditionally exported steel at prices significantly below their home market prices, which prices may not reflect their costs of production or capital. For example, steel production in China, the world's largest producer and consumer of steel, has continued to exceed Chinese demand. This excess capacity in China has resulted in a further increase in imports of artificially low-priced steel and steel products to the U.S. and world steel markets. A continuation of this trend or a significant decrease in China's rate of economic expansion could result in increasing steel imports from China. Countries such as Algeria, Bulgaria, Egypt, and Vietnam have also increased their steel exports, particularly of rebar, to the U.S. Excessive imports of steel into the U.S. have exerted, and may continue to exert, downward pressure on U.S. steel prices, which negatively affects our ability to increase our sales, margins and profitability.

The excess capacity may create downward pressure on our steel prices and lead to reduced sales volumes as imports absorb market share that would otherwise be filled by domestic supply, all of which would adversely affect our sales, margins and profitability and could subject us to possible renegotiation of contracts or increases in bad debt. Further, excess capacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries.

We believe the downward pressure on, and periodically depressed levels of, U.S. steel prices in some recent years have been caused, at least in part, by imports of steel involving dumping and subsidy abuses by foreign steel producers. While some tariffs and quotas are periodically put into effect for certain steel products imported from a number of countries, including tariffs recently imposed by the current U.S. presidential administration, there is no assurance that tariffs and quotas will always be levied, even if otherwise justified, and even when imposed, many of these are short-lived or ineffective.

The adverse effects of excess capacity and overproduction by foreign producers could be exacerbated by the startup of new steelmaking capacity in the U.S. Certain of our competitors have announced and are moving ahead with plans to develop new steelmaking capacity in the near term. There are a number of ongoing EAF projects in the U.S., with additional capacity expected to come online at various times over the next one to three years. The addition of new mill production and decreased domestic demand could lead to domestic overcapacity, which could lead to a decrease in steel prices. Any of these adverse effects could have a material adverse effect on our business, results of operations and financial condition. Pending and future trade actions may mitigate some of this risk.

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

Changes to National Ambient Air Quality Standards ("NAAQS") or other requirements on our air emissions could make it more difficult to obtain new permits or to modify existing permits and could require changes to our operations or emissions control equipment. Such difficulties and changes could result in operational delays and capital and ongoing compliance expenditures. These regulations can also increase our costs of energy, primarily electricity, which we use extensively in the steelmaking process. Moreover, in July 2021, the EPA issued a public statement regarding CAA violations at metal recycling facilities that operate auto and scrap metal shredders, noting that noncompliant shredders can have an impact on overburdened communities, and in August 2023, the EPA released federal enforcement priorities, which affirmed the EPA’s continued focus on reducing air toxins. The EPA uses alerts such as this to signal its intention to focus enforcement activity on a particular industry sector. In March 2025, the EPA issued a memorandum providing guidance on implementing the enforcement priorities consistent with President Trump’s Executive Orders, including those revoking Executive Orders from previous administrations regarding environmental justice and new Executive Orders relating to energy development.

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

Energy used by our steelmaking operations is a significant input and the largest contributor to our GHG emissions, and there is growing belief that consumption of energy derived from fossil fuels is a major contributor to climate change. The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impact of climate change, including legislation regarding carbon emission pricing, GHG emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including the introduction of carbon emissions trading mechanisms. Therefore, any such regulation regarding climate change and GHG emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations and limitations imposed on our operations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, as a result of these regulatory initiatives, we may see an increase in costs relating to our assets that emit significant amounts of GHGs. Following the change in U.S. presidential administrations in January 2025, there have been significant changes with respect to federal environmental policy. In January 2025, the U.S. submitted notification to the United Nations that it intends to withdraw from the Paris Agreement regarding climate change, with the withdrawal effective January 27, 2026. Additionally, the Trump administration has announced several initiatives to scale back GHG regulation. Furthermore, in July 2025, the EPA proposed to repeal the Endangerment Finding under the CAA, which was the finding prerequisite to developing motor vehicle emission standards. The regulation of GHGs with respect to vehicle emission standards eventually triggered additional GHGs emission regulation for stationary sources under the CAA. Although at the U.S. federal level, various proposals are pending to reduce regulation of GHGs, many state and local governments may continue to adopt and enforce GHG regulations.

Additionally, although we are focused on water conservation and reuse in our operations, steel manufacturing is a water intensive industry. There may be an increase in costs to respond to future water laws and regulations, and operations in areas with limited water availability may be impacted if droughts become more frequent or severe.

Regulatory initiatives in these areas will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation, or changes in existing regulation, becomes known, we cannot predict the effect on our business, results of operations or financial condition, but such effect could be materially adverse to our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

CMC has established a comprehensive cybersecurity risk management program to identify, assess and manage material risks from cybersecurity threats to our computer systems, outsourced services, communications systems, industrial processing equipment, hardware and software, and to safeguard our data and our customers’ data. Our risk management program includes a documented cybersecurity incident response plan and a data breach response plan (the "response plans") that outline how to respond to and contain incidents and data breaches. Additionally, we maintain a cybersecurity incident disclosure and evaluation plan (the "disclosure plan") which is used to assess the impact of a cybersecurity incident and promptly issue required SEC disclosures if needed. The response plans and disclosure plan are adapted based on the type of incident or data breach and are tested at least once per year. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our risk management program and engage third parties to regularly review our response plans.

CMC recognizes the critical importance of a well-developed cybersecurity risk management program and has designed ongoing cybersecurity management protocols that are embedded in our global business processes and activities. These protocols include, but are not limited to, penetration testing, vulnerability scanning, attack simulations and appropriate internal controls, along with independent third-party audits conducted to evaluate compliance with security standards and best practices. The protocols are designed by our Chief Information Security Officer ("CISO") and implemented by an experienced team comprising our information security and various technology departments. We engage expert consultants and third-party service providers to review our cybersecurity controls and readiness, alert us to potential improvements and provide incremental industry knowledge and expertise. Additionally, employees are required to complete cybersecurity training at the start of their employment and annually thereafter, and are regularly exposed to phishing awareness campaigns that simulate real-world threats.

Our cybersecurity risk management program also addresses cybersecurity risks associated with our use of third-party service providers and vendors. We proactively manage these risks by reviewing current and prospective third-party service providers’ compliance with our established, relevant privacy and data security standards. We also require our key vendors to complete security questionnaires, and we conduct audits and vulnerability scans of those vendors and their systems. Depending on the nature of the services provided and the sensitivity of the relevant data involved, our service provider and vendor management processes may involve different levels of assessment and impose additional obligations related to cybersecurity on the service provider or vendor.

While previous cybersecurity incidents and threats have not materially adversely affected our business strategy, results of operations or financial condition to date, any actual or perceived breach of our security could damage our reputation or subject us to third-party lawsuits, regulatory investigations and fines or other actions or liabilities, any of which could materially adversely affect our business strategy, results of operations, or financial condition. See Item 1A, Risk Factors, "Information technology interruptions and breaches in data security could adversely impact our business, results of operations and financial condition" for more information.

Governance

Both management and our Board understand that cybersecurity is crucial for securing our data and operations and defending the interests of our stakeholders. Our Board considers cybersecurity risk management as part of its general oversight function and receives an annual update on cybersecurity matters. The audit committee of our Board oversees management’s process for identifying and mitigating cybersecurity threats and implementing the cybersecurity risk management processes described above. On a quarterly basis, our Vice President and Chief Information Officer ("CIO") and CISO update the audit committee regarding cybersecurity management initiatives, the status of ongoing cybersecurity threats and other developments in our cybersecurity management protocols.

Our CISO has many years of experience in creating and implementing cybersecurity risk management programs and using cybersecurity management technologies and infrastructure solutions. Our CISO works under the supervision of our CIO, who has extensive experience in information technology and cybersecurity functions. The CISO and the CIO are responsible for daily cybersecurity risk management, establishing risk management practices and executing the response plans when potential cybersecurity incidents arise. We engage a third-party service provider on a biannual basis to evaluate our cybersecurity risk management program and perform health checks on key applications. We also complete annual penetration testing to test our defenses against potential threats or risks.

The response plans define a cross-functional cyber incident response team (the "CIRT") that includes members of senior management, including the CISO and CIO, among other skilled employees. The CIRT supports the detection, mitigation and remediation of cybersecurity incidents and informs relevant members of management and the audit committee about cybersecurity threats and events. Select CIRT members participate in regular technical readiness exercises. Moreover, our executive officers participate in annual crisis tabletop exercises and attack simulations to prepare for a swift, effective and thorough response to potential cybersecurity incidents.

ITEM 2. PROPERTIES

The following table describes our principal properties as of August 31, 2025. These properties are either owned by us and not subject to any significant encumbrances or are leased by us. Refer to Part I, Item 1, Business, included in this Annual Report for a discussion of the nature of our operations.

Segment and Operation	Location	Site Acreage Owned	Site Acreage Leased	Approximate Building Square Footage	Capacity (Millions of Tons)(9)
North America Steel Group
Recycling facilities	(1)	756	88	1,660,000	5.1
Steel mills					6.1
Mini mill	Birmingham, Alabama	71	1	580,000
Mini mill	Cayce, South Carolina	142	—	760,000
Mini mill	Jacksonville, Florida	619	—	460,000
Mini mill	Knoxville, Tennessee	76	—	460,000
Mini mill	Sayreville, New Jersey	116	—	380,000
Mini mill	Seguin, Texas	661	—	870,000
Micro mill	Durant, Oklahoma	402	4	290,000
Two micro mills	Mesa, Arizona	273	—	820,000
Rerolling mill	Magnolia, Arkansas	123	—	280,000
Fabrication facilities	(2)	752	40	2,890,000	2.2
Post-tension cable facilities	(3)	9	8	120,000

Emerging Businesses Group
CMC Anchoring Systems facilities	(4)	—	26	170,000
CMC Impact Metals facilities	(5)	112	—	300,000
CMC Construction Services facilities	(6)	35	51	450,000
Tensar facilities	(7)	34	20	710,000
CMC Bridge Systems	Lawrenceville, Georgia	1	—	30,000

Europe Steel Group
Recycling facilities	12 locations in Poland(8)	104	4	160,000	0.7
Steel mini mill	Zawiercie, Poland	524	—	2,950,000	1.7
Fabrication facilities	Five locations in Poland(8)	24	—	260,000	0.5
__________________________________
(1) Consists of 42 scrap metal recycling facilities, with 15 locations in Texas, seven locations in South Carolina, four locations in each of Florida and Tennessee, two locations in each of Alabama, Georgia, Missouri and North Carolina and one location in each of California, Kansas, Louisiana and Oklahoma. The recycling facilities associated with the North America Steel Group segment are not individually material.
(2) Consists of 53 fabrication facilities, with 11 locations in Texas, five locations in Florida, three locations in each of California and Illinois, two locations in each of Arizona, Colorado, Georgia, Hawaii, Missouri, Nevada, New Jersey, North Carolina, Oklahoma, South Carolina, Tennessee, Utah and Virginia, and one location in each of Alabama, Kentucky, Louisiana, New Mexico, and Ohio. The fabrication facilities associated with the North America Steel Group segment are not individually material.
(3) Consists of three post-tension cable facilities, with two locations in Georgia and one location in California. The post-tension cable facilities are not individually material.
(4) Consists of four CMC Anchoring Systems facilities, with one location in each of North Carolina, Tennessee, Texas and Utah. The CMC Anchoring Systems facilities are not individually material.
(5) Consists of two CMC Impact Metals facilities, with one location in Alabama and one location in Pennsylvania. The CMC Impact Metals facilities are not individually material.
(6) Consists of 24 CMC Construction Services facilities, with 18 locations in Texas, five locations in Louisiana and one location in Oklahoma. The CMC Construction Services facilities are not individually material.

(7) Consists of four Tensar facilities, with one location in each of Georgia, Oklahoma, China and the U.K. The Tensar facilities are not individually material.
(8) The recycling facilities and fabrication facilities associated with the Europe Steel Group segment are not individually material.
(9) Refer to Part 1, Item 1, Business, of this Annual Report for information about the calculation of capacity for our steel mills.

The extent to which we utilize our capacity varies by property and is highly dependent on the specific product mix manufactured. Our product mix is determined in response to market conditions, including pricing and demand. We believe our properties are appropriately utilized and suitable for current and foreseeable operations and are capable of increased production.

In addition to the facilities described above, we own 208 acres of land in Berkeley County, West Virginia, the site of our fourth micro mill, which is currently under construction. We expect to begin melt shop production at this micro mill during 2026.

In addition to the leased facilities described above, we lease a 105,916 square foot office space for our corporate headquarters in Irving, Texas. Most of our leases expire on various dates over the next ten years, with the exception of the leased facilities in our Europe Steel Group segment, which have longer lease terms. Several of our leases include renewal options, and while we have exercised renewal options in certain cases in the past, the decision to renew is made based on business needs and market conditions at the time of expiration. We estimate our minimum annual rental obligation for our real estate operating leases in effect at August 31, 2025, to be paid during 2026, to be approximately $13 million.

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

Legal Proceedings

On October 30, 2020, plaintiff PSG filed a suit in the Northern District Court alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of our equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. On September 29, 2025, the Northern District Court denied this post-trial motion, upholding the jury’s verdict. We are confident we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned, including by filing an appeal with the U.S. Court of Appeals for the Ninth Circuit within the statutory period. In the meantime, as a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the consolidated financial statements. In the year ended August 31, 2025, we reported $362.3 million of litigation expense in the consolidated statements of earnings, which represents our estimate based on our understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. This amount was classified as a current liability in the consolidated balance sheet as of August 31, 2025 because the timing of the potential payment is uncertain. All other legal expenses for the year ended August 31, 2025 and August 31, 2024 are reported within SG&A expenses. If the verdict and judgment are overturned through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. Our litigation defense costs are expensed as incurred. Although we are vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the losses incurred in connection with this litigation would have a material adverse effect on our liquidity and financial condition.

On March 13, 2022, PSG filed a second suit in the San Diego County Superior Court of California alleging that CMC Steel Fabricators, Inc., CMC Steel US, LLC, and CMC Rebar West (which later merged into CMC Steel Fabricators, Inc.) violated California state antitrust and unfair competition laws by bidding below their costs for rebar furnish-and-install projects in California to hamper PSG's ability to win jobs and reduce PSG’s profitability. These allegations were initially brought in PSG's lawsuit in the Northern District Court, but were dismissed without prejudice by the Northern District Court for lack of jurisdiction. This second lawsuit was later removed to the U.S. District Court for the Southern District of California (the "Southern District Court"). There, PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages of approximately $29 million for alleged lost profits, pre-judgment interest, fees and costs. Fact and expert discovery are substantially complete. On November 12, 2024, CMC Steel Fabricators, Inc., CMC Steel US, LLC and CMC Rebar West filed a motion for summary judgment, which was subsequently denied on September 29, 2025. This ruling does not represent a determination on the merits of the case. As of the date of this Annual Report, no trial has been scheduled. We are confident we conducted our business appropriately, believe we have substantial defenses and intend to vigorously defend against PSG's claims. We have not recorded any liability for this matter as we do not believe a loss is probable, and cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution of this matter could have an adverse effect on our results of operations, financial position or cash flows.

Environmental Matters

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, STOCKHOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange under the symbol CMC. The number of stockholders of record of CMC common stock as of October 14, 2025 was 1,803. In March 2024, our Board authorized a $0.02 increase to the quarterly cash dividend, raising it to $0.18 per share of CMC common stock. This increased dividend was paid during the third and fourth quarters of 2024 and throughout the year ended August 31, 2025. By comparison, a quarterly cash dividend of $0.16 per share of CMC common stock was paid during the first and second quarters of 2024.

On October 15, 2025, the Board declared CMC's 244th consecutive quarterly cash dividend. The dividend was declared at $0.18 per share of CMC common stock, payable on November 13, 2025 to stockholders of record as of the close of business on October 30, 2025. While the Board currently intends to continue regular quarterly cash dividends, future determinations will depend on our profitability, financial condition, contractual and legal restrictions and other factors the Board deems relevant. Based on its evaluation, the Board may decide not to declare a dividend or to declare dividends at lower rates than currently anticipated.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, made by the Company during the quarter ended August 31, 2025.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
June 1, 2025 - June 30, 2025	311,134	$46.54	311,134	$240,446,159
July 1, 2025 - July 31, 2025	348,209	52.14	348,209	222,289,726
August 1, 2025 - August 31, 2025	315,119	55.00	315,119	204,958,926
	974,462		974,462
__________________________________
(1) On October 13, 2021, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. On January 10, 2024, the Company announced that the Board authorized a $500.0 million increase to the existing share repurchase program. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 15, Capital Stock, in Part II, Item 8 of this Annual Report for additional information on the share repurchase program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report. Our discussion and analysis of fiscal year 2025 compared to fiscal year 2024 is included herein. Our discussion and analysis of fiscal year 2024 compared to fiscal year 2023 can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended August 31, 2024, which was filed with the SEC on October 17, 2024.

OVERVIEW

CMC has grown into an innovative solutions provider helping build a stronger, safer and more sustainable world. Today, through an extensive manufacturing network principally located in the U.S. and Central Europe, the Company offers products and technologies to meet the critical reinforcement needs of the global construction sector. CMC’s solutions support early-stage construction across a wide variety of applications, including infrastructure, non-residential, residential, industrial and energy generation and transmission. Our operations are conducted through three reportable segments: North America Steel Group, Emerging Businesses Group and Europe Steel Group. See Part I, Item 1, Business, of this Annual Report for further information regarding our business and reportable segments.

Key Performance Indicators

When evaluating our results, we compare net sales, in the aggregate and for each of our reportable segments, in the current period to net sales in the corresponding period. For the North America Steel Group and the Europe Steel Group segments, we focus on changes in average selling price per ton and tons shipped compared to the corresponding period for each of our vertically integrated product categories as these are the two variables that typically have the greatest impact on our net sales for those reportable segments. Of the products evaluated by changes in average selling price per ton and tons shipped within the North America Steel Group and Europe Steel Group segments, raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant bar, light structural and other special sections and other steel products, such as billets and wire rod, and downstream products include fabricated rebar, steel fence posts and wire mesh. Evaluations of average selling price per ton and tons shipped for downstream products exclude post-tension cable, which is not measured on a per ton basis.

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our reportable segments. Adjusted EBITDA is the sum of the Company's earnings before interest expense, income taxes, depreciation and amortization expense, impairment expense and unrealized gains and losses on undesignated commodity hedges. During the fourth quarter of 2025, the Company modified its method of calculating adjusted EBITDA to exclude the impact of unrealized gains and losses on undesignated commodity derivatives. This change was primarily driven by heightened volatility in copper forward markets, which introduced significant non-cash fluctuations unrelated to core operations. By removing this volatility, the revised metric provides a more representative view of operating performance and cash-generating capability. We evaluated the impact of this change on prior-period disclosures and have recast adjusted EBITDA for all periods presented in this Annual Report to conform to the new presentation. We did not revise the comparative analysis of results of operations for 2024 compared to 2023, as the change in methodology did not materially affect the comparability of adjusted EBITDA in earlier periods.

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

BUSINESS CONDITIONS AND DEVELOPMENTS

CP&P Acquisition

On September 17, 2025, we entered into the CP&P Purchase Agreement, pursuant to which we will acquire all of the issued and outstanding equity securities of CP&P (the "CP&P Acquisition"). Pursuant to the terms and conditions of the CP&P Purchase Agreement, at the closing of the CP&P Acquisition, we will pay a cash purchase price of $675.0 million, which is subject to a customary purchase price adjustment as described in the CP&P Purchase Agreement. The transaction will be funded with cash on hand and is not contingent on any financing arrangements. We expect the CP&P Acquisition to close in December 2025, subject to customary regulatory review and closing conditions. The CP&P Acquisition aligns with our strategy to pursue inorganic growth by expanding CMC’s portfolio of early-stage construction solutions through the addition of precast capabilities.

Foley Acquisition

On October 15, 2025, we entered into the Foley Purchase Agreement, pursuant to which we will acquire all of the issued and outstanding equity securities of entities that own Foley (the "Foley Acquisition"). Pursuant to the terms and conditions of the Foley Purchase Agreement, at the closing of the Foley Acquisition, we will pay a cash purchase price of approximately $1.84 billion, which is subject to customary purchase price adjustments as described in the Foley Purchase Agreement. We expect to finance the purchase price of the Foley Acquisition and related fees and expenses with cash on hand, through one or more capital markets transactions (subject to market conditions and other factors), through borrowings under the Credit Agreement or Backstop Facility (as defined below), and, only to the extent necessary, borrowings under the Bridge Facility (as defined below). We expect the Foley Acquisition to close by the end of calendar 2025, subject to customary regulatory review and closing conditions. The Foley Acquisition aligns with our strategy to pursue inorganic growth by adding scale, margin strength and regional leadership to our precast platform.

Transform, Advance and Grow Initiative

In 2024, we launched our Transform, Advance and Grow ("TAG") operational and commercial excellence program as a cornerstone of our long-term strategic growth plan. Through a disciplined and structured approach, the TAG program is designed to deliver meaningful and sustained enhancements to our margins, cash flow generation and return on capital. The TAG program has already delivered significant results through ongoing initiatives focused on melt shop and rolling mill yield, scrap cost optimization, logistics optimization and reduced alloy consumption.

Capital Expenditures

During the fourth quarter of 2023, our third micro mill was placed into service, and we continued to increase production levels toward targeted run-rates for this mill during 2025. The new facility, located in Mesa, Arizona, allows us to meet underlying West Coast and Pacific Northwest demand for steel products. Designed to produce both rebar and merchant bar, this micro mill is one of the first in the world to produce merchant bar quality products through a continuous production process. Rebar production and merchant bar production commenced during the fourth quarter of 2023 and second quarter of 2024, respectively.

We are currently constructing our fourth micro mill, located in Berkeley County, West Virginia. This facility is strategically located to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and will be supported by our existing network of downstream fabrication plants. Site improvements, foundation work and substantial portions of supporting infrastructure for the micro mill are complete. Construction of structural components for multiple process buildings and equipment is ongoing. We expect to begin melt shop production at this micro mill during 2026.

In 2023, we entered into an agreement with the West Virginia Economic Development Authority (the "WVEDA") to permanently finance a portion of the costs to construct our fourth micro mill in Berkeley County, West Virginia. As of the date of this Annual Report, we have received $55.0 million in total government assistance from the WVEDA for meeting certain investment thresholds, including $50.0 million received during 2025. These amounts were recognized in the North America Steel Group segment as a reduction to property, plant and equipment, net, in the consolidated balance sheet as of August 31, 2025. We expect our total investment in the micro mill to be between $550.0 million and $600.0 million, net of $75.0 million in total government assistance expected to be received from the WVEDA. The construction of the micro mill is also expected to qualify for a net federal tax credit under the Inflation Reduction Act of approximately $80 million. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report, for more information.

Series 2025 Bonds

In May 2025, we announced the issuance of $150.0 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025 Bonds") by the WVEDA. The Series 2025 Bonds were issued at par. The proceeds of the Series 2025 Bonds were loaned to the Company pursuant to a loan agreement with the WVEDA and partially offset the construction costs for facilities located in Berkeley County, West Virginia. We will make semiannual interest payments on the outstanding principal of the Series 2025 Bonds on April 15 and October 15 of each year, with the first such interest payment made in October 2025. Issuance costs of $2.9 million were recorded as a reduction of long-term debt in the consolidated balance sheet as of August 31, 2025.

Macroeconomic Trends and Uncertainties

We are subject to risks and exposures from the evolving macroeconomic environment, including uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy and other changes in economic conditions, such as an increase in trade tensions and related tariffs with U.S. trading partners. On February 10, 2025, President Trump issued an Executive Order to restore and expand Section 232's 25% tariffs on steel imports from all sources, effective March 12, 2025, ending country and product exemptions, and broadening the application of the tariffs to fabricated steel products. Effective June 4, 2025, the tariffs on steel imports were increased to 50% for all countries other than the U.K., which continues to be subject to 25% tariffs.

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

Recent developments illustrate how these risks may materialize. Countries such as Algeria, Bulgaria, Egypt, and Vietnam have also increased their steel exports, particularly of rebar, to the U.S. Excessive imports of steel into the U.S. have exerted, and may continue to exert, downward pressure on U.S. steel prices, which negatively affects our ability to increase our sales, margins and profitability. Further, excess capacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries. In response to these pressures, a petition was filed with the U.S. International Trade Commission ("ITC") in June 2025, alleging that exporters of steel concrete reinforcing bar from Algeria, Bulgaria, Egypt and Vietnam are dumping material into the U.S. market at prices below fair value. The petition seeks the imposition of significant antidumping duties on rebar imports from these countries. In July 2025, the ITC determined that the petition has merit and referred the case to the Department of Commerce for further investigation.

To date, heightened uncertainty has contributed to delays in the awarding of projects. From a longer-term perspective on demand, we see tariffs as a single component of a broader program that includes changes to tax, regulatory, energy and trade policy aimed at stimulating domestic investment, which could meaningfully benefit construction activity. With regard to operating costs, we anticipate the impact of tariffs to be modest, as we source primarily from domestic suppliers. We also anticipate the impact on capital costs to be modest.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law, introducing significant amendments to U.S. tax legislation with varying effective dates. Key provisions that impact CMC include the expansion of bonus depreciation, accelerated expensing of research and development costs and revisions to international tax regimes. CMC has incorporated these amendments into its fiscal 2025 tax provision, as applicable, and there was no material impact to our income tax expense or effective tax rate. The Company continues to evaluate the legislation.

See Part I, Item 1A, Risk Factors, in this Annual Report for further discussion related to the above business conditions and developments.

RESULTS OF OPERATIONS SUMMARY

	Year Ended August 31,
(in thousands, except per share data)	2025	2024
Net sales	$7,798,480	$7,925,972
Net earnings	84,662	485,491
Diluted earnings per share	0.74	4.14

Net sales during 2025 decreased $127.5 million, or 2%, compared to 2024. See discussions below, labeled North America Steel Group, Emerging Businesses Group and Europe Steel Group within the Segment Operating Data section, for further information on our net sales results.

During 2025, we reported net earnings of $84.7 million, a decrease of $400.8 million, or 83%, compared to 2024. The year-over-year decrease in net earnings was primarily due to an expense of approximately $274 million, net of estimated tax, associated with a contingent litigation-related loss. Additionally, lower earnings from the North America Steel Group, driven by compression in steel and downstream products metal margins, contributed to the decrease in consolidated net earnings. These impacts were partially offset by higher earnings from the Europe Steel Group, primarily due to an increase in both steel products shipment volumes and steel products metal margin, as well as a $9.3 million increase in government assistance received in 2025 versus 2024.

Selling, General and Administrative Expenses

SG&A expenses increased $31.8 million, or 5%, in 2025 compared to 2024. The year-over-year increase was primarily driven by $35.2 million of increased employee-related expenses, including labor, commissions and benefits. These increases were concentrated in Corporate and Other and the Emerging Businesses Group. Also contributing to the increase were higher information technology and supply costs, which rose $9.1 million year-over-year, due to investments in cloud-based software and other technology-related expenses. These increases were partially offset by a $2.8 million reduction in SG&A expenses in 2025 compared to 2024, due to foreign currency impacts from both non-functional currency transactions and forward contracts. The remaining change was attributable to multiple factors, none of which were material.

Interest Expense

Interest expense remained relatively consistent in 2025 compared to 2024, as higher capitalized interest attributable to micro mill construction offset the impact of an increased long-term debt balance, driven by the issuance of the Series 2025 Bonds in May 2025, along with higher interest expense related to finance leases.

Litigation Expense

Litigation expense related to the PSG litigation of $362.3 million was recorded during 2025. The amount recorded includes interest accrued on the judgment amount. For more information about the contingent litigation-related loss, see Note 17, Commitments and Contingencies, in Part II, Item 8 of this Annual Report.

Income Taxes

Our effective income tax rate for 2025 was 21.3% compared to 23.6% for 2024. The year-over-year decrease was primarily driven by a reduction in pre-tax earnings, reflecting the contingent litigation-related loss recorded during 2025 in connection with the PSG litigation. See Note 12, Income Tax, in Part II, Item 8 of this Annual Report for further discussion of our effective tax rate. For more information about the contingent litigation-related loss, see Note 17, Commitments and Contingencies, in Part II, Item 8 of this Annual Report.

SEGMENT OPERATING DATA

All amounts are computed and presented in a manner that is consistent with how we internally disaggregate financial information for the purpose of making operating decisions. See Note 19, Segment Information, in Part II, Item 8 of this Annual Report for further information on how we evaluate financial performance of our segments. The operational data by product category presented in the North America Steel Group and Europe Steel Group tables below is calculated using average values for each period presented.

North America Steel Group

	Year Ended August 31,
(in thousands, except per ton amounts)	2025	2024
Net sales to external customers	$6,083,849	$6,309,730
Adjusted EBITDA	742,485	944,388

External tons shipped
Raw materials	1,410	1,452
Rebar	2,130	2,024
Merchant bar and other	992	945
Steel products	3,122	2,969
Downstream products	1,375	1,394

Average selling price per ton
Raw materials	$876	$874
Steel products	842	882
Downstream products	1,226	1,346

Cost of ferrous scrap utilized per ton	$333	$348
Steel products metal margin per ton	509	534

Net sales to external customers in our North America Steel Group segment decreased $225.9 million, or 4%, in 2025 compared to 2024. The decrease in net sales to external customers was primarily due to a decrease in the average selling price per ton for steel products and downstream products of 5% and 9%, respectively, year-over-year, as well as lower shipment volumes for raw materials and downstream products. This decrease was partially offset by increased tons shipped of steel products, supported by resilient construction activity and demand in our end-use markets.

Adjusted EBITDA decreased $201.9 million, or 21%, in 2025 compared to 2024. The reduction in average selling prices per ton for steel and downstream products outpaced the 4% year-over-year decrease in the cost of ferrous scrap utilized per ton, the largest single driver of cost of goods sold for both steel and downstream products, resulting in metal margin compression compared to 2024. The impact of the decrease in steel and downstream products metal margins per ton was partially offset by improved steel products shipment volumes year-over-year.

Emerging Businesses Group

	Year Ended August 31,
(in thousands)	2025	2024
Net sales to external customers	$747,486	$717,397
Adjusted EBITDA	137,721	129,530

Net sales to external customers in our Emerging Businesses Group segment increased $30.1 million, or 4%, in 2025 compared to 2024. The increase was primarily due to a $15.6 million increase in net sales to external customers of our proprietary performance reinforcing steel products, including Galvabar, ChromX and Cryosteel, and a $14.1 million increase in net sales to external customers by CMC Construction Services, reflecting robust demand in our target markets.

Adjusted EBITDA increased $8.2 million, or 6%, in 2025 compared to 2024. The year-over-year increase in adjusted EBITDA was primarily driven by a $22.6 million increase in adjusted EBITDA in our performance reinforcing steel offerings, resulting from both increased shipments and improved margin. This increase more than offset the $4.9 million year-over-year decline in adjusted EBITDA from our Tensar division, which was impacted by challenging conditions in the Eastern Hemisphere and delays in certain key projects, and the $4.2 million year-over-year decline in adjusted EBITDA from CMC Impact Metals, which was impacted by lower tons shipped due to persistently weak demand across truck, trailer and armor-related markets. Additionally, we incurred approximately $3 million of startup costs associated with CMC Bridge Systems in 2025.

Europe Steel Group

	Year Ended August 31,
(in thousands, except per ton amounts)	2025	2024
Net sales to external customers	$918,320	$848,566
Adjusted EBITDA	69,282	22,517

External tons shipped
Rebar	412	364
Merchant bar and other	944	870
Steel products	1,356	1,234

Average selling price per ton
Steel products	$647	$663

Cost of ferrous scrap utilized per ton	$357	$383
Steel products metal margin per ton	290	280

Net sales to external customers in our Europe Steel Group segment increased $69.8 million, or 8%, in 2025 compared to 2024. This increase was primarily due to a 10% year-over-year increase in steel products shipment volumes, reflecting a modest recovery in construction and industrial activity across key European markets following the slowdown that persisted in 2024. The increase also reflects lower import levels into Poland in 2025 compared to 2024, which supported heightened domestic demand for our products. Higher volumes were partially offset by a 2% reduction in steel products average selling price per ton in 2025 compared to 2024, driven by continued competitive pricing pressure. On average, the U.S. dollar weakened against the Polish zloty in 2025 compared to 2024, resulting in a foreign currency translation benefit of approximately $40 million on net sales to external customers.

Adjusted EBITDA increased $46.8 million, or 208%, in 2025 compared to 2024, primarily driven by the increase in steel products shipment volumes described above. Also contributing to the improvement in adjusted EBITDA was an expansion in steel products metal margin of $10 per ton, or 4%, in 2025 compared to 2024, due to the reduction in the cost of ferrous scrap utilized per ton outpacing the decline in steel products average selling prices per ton described above. Results in 2025 also benefited from government assistance programs established to offset rising costs of electricity and natural gas, due to the indirect costs of rising carbon emission rights included in energy costs. The government assistance recognized under these programs during 2025 was $78.7 million, compared to $69.4 million in 2024. The effect of foreign currency translation on adjusted EBITDA was immaterial in 2025.

Corporate and Other

	Year Ended August 31,
(in thousands)	2025	2024
Adjusted EBITDA loss	$(508,765)	$(127,758)

Corporate and Other adjusted EBITDA loss increased by $381.0 million in 2025 compared to 2024 primarily due to a $362.3 million contingent litigation-related loss recorded in connection with the PSG litigation. Increased investment in information technology, as discussed above, also contributed to the year-over-year increase in adjusted EBITDA loss. For more information about the contingent litigation-related loss, see Note 17, Commitments and Contingencies, in Part II, Item 8 of this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities are our principal sources of liquidity and result primarily from sales of products offered by the vertically integrated operations in our North America Steel Group and the Europe Steel Group segments, products and solutions offered by our Emerging Businesses Group segment and related materials and services that support these offerings, as described in Part I, Item 1, Business, of this Annual Report. Historically, our U.S. operations have generated the majority of our cash. At August 31, 2025, cash and cash equivalents of $41.9 million were held by our non-U.S. subsidiaries.

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 15% of total receivables as of August 31, 2025.

We use futures and forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 10, Derivatives, in Part II, Item 8 of this Annual Report for further information.

The table below reflects our sources, facilities and availability of liquidity at August 31, 2025. See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report for additional information.

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$1,043,252	$1,043,252
Notes due from 2030 to 2032	900,000	(1)
Revolver	600,000	599,030
Series 2022 Bonds, due 2047	145,060	—
Series 2025 Bonds, due 2032(2)	150,000	—
Poland credit facilities	164,474	161,808
Poland accounts receivable facility	78,947	78,947
__________________________________
(1) We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.
(2) The Series 2025 Bonds accrue interest at a fixed rate of 4.625%, payable semiannually, for an initial period ending with a mandatory tender for purchase on May 15, 2032, at a purchase price equal to 100% of the principal amount. The Series 2025 Bonds mature in 2055. See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report for additional information regarding the Series 2025 Bonds.

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

We aim to execute a capital allocation strategy that prioritizes both value-accretive growth and competitive cash returns to stockholders. We estimate that our 2026 capital spending will be approximately $600 million, driven by the construction costs for facilities located in Berkeley Country, West Virginia. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

During 2025, 2024 and 2023, we repurchased $198.8 million, $182.9 million and $101.4 million, respectively, of shares of CMC common stock. Under the share repurchase program, we had remaining authorization to repurchase $205.0 million of shares of CMC common stock as of August 31, 2025. See Note 15, Capital Stock, in Part II, Item 8, of this Annual Report for more information on the share repurchase program.

In March 2024, our Board authorized a $0.02 increase to the quarterly cash dividend, raising it to $0.18 per share of CMC common stock. This increased dividend was paid during the third and fourth quarters of 2024 and throughout the year ended August 31, 2025. By comparison, a quarterly cash dividend of $0.16 per share of CMC common stock was paid during the first and second quarters of 2024. On October 15, 2025, our Board declared CMC's 244th quarterly cash dividend. The dividend was declared at $0.18 per share of CMC common stock, and is payable on November 13, 2025 to stockholders of record as of the close of business on October 30, 2025. During 2025, 2024 and 2023, we paid $81.4 million, $78.9 million and $74.9 million, respectively, of cash dividends to our stockholders.
Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At August 31, 2025, we believe we were in compliance with all covenants contained in our credit arrangements.

As of August 31, 2025 and 2024, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

As described above under "Business Conditions and Developments," each of the CP&P and Foley Acquisitions are currently pending. The aggregate purchase price of the CP&P and Foley Acquisitions is $2.5 billion. We expect to fund the CP&P Acquisition with cash on hand. In connection with the Foley Acquisition, the Company entered into a commitment letter, dated October 15, 2025 (the "Commitment Letter"), with Bank of America, N.A. ("Bank of America"), BofA Securities, Inc. and Citigroup Global Markets Inc. ("Citi"), pursuant to which, subject to the terms and conditions set forth therein, Bank of America and Citi agreed to provide to the Company (i) a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $1.85 billion (the "Bridge Loan Facility") and (ii) a senior secured revolving credit facility in an aggregate principal amount of $600.0 million (the "Backstop Facility"). We expect to finance the Foley Acquisition with cash on hand, through one or more capital markets transactions (subject to market conditions and other factors), through borrowings under our Credit Agreement or Backstop Facility and, only to the extent necessary, borrowings under the Bridge Facility. See Note 20, Subsequent Events, in Part II, Item 8 of this Annual Report for information regarding the Commitment Letter.

As described in Note 17, Commitments and Contingencies, in Part II, Item 8 of this Annual Report, on November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG will also be entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. We are confident that we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. Nonetheless, unless the verdict and judgment are overturned or the judgment is significantly reduced, the losses incurred in connection with this litigation would have a material adverse effect on our liquidity and financial condition.

Cash Flows

Changes in Operating Assets and Liabilities
During the year ended August 31, 2025, changes in operating assets and liabilities resulted in a $55.6 million reduction in cash from operating activities, compared to 2024, primarily due to a $104.3 million year-over-year decrease in cash provided by accounts receivable. The change in cash flows related to accounts receivable was driven by the timing of collections, due in part to strong sales at the end of 2025 compared to the end of 2024. Cash flows from inventories decreased $19.2 million year-over-year, driven primarily by significant inventory reductions in 2024 within our Europe Steel Group segment, which did not recur in 2025. These reductions were partially offset by a $72.2 million decrease in cash used by accounts payable, mainly driven by higher payroll related accruals at the end of 2025.

Capital Investments
For the year ended August 31, 2025, capital expenditures increased $78.6 million year-over-year, primarily driven by the construction of our fourth micro mill. This was partially offset by $50.0 million in government assistance received in 2025 pursuant to an agreement with the WVEDA. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report for more information about the government assistance received during 2025 in connection with the construction of our fourth micro mill.

Series 2025 Bonds
For the year ended August 31, 2025, we received net proceeds of $147.7 million from the issuance of tax-exempt bonds (the "Series 2025 Bonds"). See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report for more information regarding the Series 2025 Bonds.

Share Repurchases
For the year ended August 31, 2025 we repurchased $198.8 million of CMC common stock under our share repurchase program, an increase of $15.9 million compared to 2024. See Note 15, Capital Stock, in Part II, Item 8 of this Annual Report, for more information on the share repurchase program.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment, construction of our fourth micro mill and other purchase obligations as part of normal operations. See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report for more information regarding scheduled maturities of our long-term debt. See Note 7, Leases, in Part II, Item 8 of this Annual Report for additional information on leases. Interest payable on our long-term debt was $49.7 million due in the twelve months following August 31, 2025 and $342.3 million due thereafter. Additionally, we have a U.S. federal repatriation tax obligation resulting from the repatriation tax provisions of the Tax Cuts and Jobs Act ("TCJA"), of which the remaining $6.9 million is due in the twelve months following August 31, 2025.

As of August 31, 2025, our undiscounted purchase obligations were approximately $720 million due in the next twelve months and $370 million due thereafter under purchase orders and "take or pay" arrangements. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts. The "take or pay" arrangements are multi-year commitments with minimum annual purchase requirements and are entered into primarily for purchases of commodities used in operations such as electrodes and natural gas.

Of the purchase obligations due within the twelve months following August 31, 2025, approximately 24% were for consumable production inputs, such as alloys, 23% were for the construction of our fourth micro mill, 15% were for commodities and 14% were for capital expenditures in connection with normal business operations. Of the purchase obligations due thereafter, 55% were for commodities, 15% were for the construction of our fourth micro mill and 14% were for investments in information technology. The remainder of the purchase obligations are for goods and services in the normal course of business.

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

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At August 31, 2025, we had committed $38.5 million under these arrangements, of which $1.0 million reduced availability under the Revolver (as defined in Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report).

CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We have in the past, and may in the future, incur settlements, fines, penalties or judgments in connection with some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. In the year ended August 31, 2025, the Company reported $362.3 million of litigation expense in the consolidated statement of earnings, which amount represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. This amount was classified as a current liability in the consolidated balance sheet as of August 31, 2025 because the timing of the potential payment is uncertain. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. See Note 17, Commitments and Contingencies, in Part II, Item 8 of this Annual Report for more information on pending litigation and other matters.

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

We incurred environmental expenses of $58.4 million, $54.9 million and $49.3 million for 2025, 2024 and 2023, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, during 2025, we spent $4.7 million in capital expenditures related to costs directly associated with environmental compliance. Our accrued environmental liabilities were $3.4 million as of August 31, 2025 and 2024, of which $1.9 million were classified as other noncurrent liabilities within the consolidated balance sheets as of August 31, 2025 and 2024.

Solid and Hazardous Waste

We currently own or lease, and in the past we have owned or leased, properties for use in our operations. Although we have used operating and disposal practices that were industry standard at the time, wastes may have been disposed of or released on or under the properties, or on or under locations where such wastes have been taken for disposal, in a manner that is now understood to pose a contamination threat. We are currently involved in the investigation and remediation of several such properties, and we have been named as a PRP by governmental entities at a number of contaminated sites.

Superfund

Based on currently available information, which is in many cases preliminary and incomplete, we had immaterial amounts accrued as of both August 31, 2025 and 2024, in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for 2025, 2024 and 2023 were not material. Historically, the amounts that we have ultimately paid for such remediation activities have not been material.

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

Revenue Recognition

Revenue from contracts where the Company provides fabrication and installation services is recognized over time using an input method based on costs incurred compared to total estimated costs. Revenue from contracts where the Company does not provide installation services is recognized over time using an output method based on tons shipped compared to total estimated tons. Significant judgment is required to evaluate total estimated costs used in the input method and total estimated tons in the output method. If total estimated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete or total planned quantity is recorded in the period in which such revisions are identified. The Company does not exercise significant judgment in determining the transaction price. See Note 4, Revenue Recognition, in Part II, Item 8 of this Annual Report for further details.

Income Taxes

We periodically assess the likelihood of realizing our deferred tax assets and maintain a valuation allowance to reduce certain deferred tax assets to amounts that we believe are more likely than not to be realized. We base our judgment of the recoverability of our deferred tax assets primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies and current and future ownership changes. At August 31, 2025 and 2024, we had valuation allowances of $253.2 million and $256.8 million, respectively, against our deferred tax assets. Of these amounts, $12.1 million and $10.0 million at August 31, 2025 and 2024, respectively, relate to net operating loss and credit carryforwards in certain state jurisdictions that are subject to estimation. The remaining valuation allowance primarily relates to net operating loss carryforwards in certain foreign jurisdictions, which the Company does not expect to realize.

Inventories

We state inventories at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adjustments to inventory may be due to changes in price levels, assumptions about market conditions, obsolescence, damage, physical deterioration and other causes. Any adjustments required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of goods sold within the consolidated statements of earnings. As of August 31, 2025, the inventory valuation reserve was immaterial.

Acquisitions

The Company accounts for business combinations under the acquisition method of accounting, which requires assets acquired and liabilities assumed to be recorded at their estimated fair value at the date of acquisition. The fair value is estimated by the Company using valuation techniques and Level 3 inputs, including expected future cash flows and discount rates. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions. See Note 2, Changes in Business, in Part II, Item 8 of this Annual Report for more information about the Company's prior acquisitions. See Note 20, Subsequent Events, in Part II, Item 8 of this Annual Report for information regarding the Company's pending acquisitions.

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

For 2025 and 2024, the annual goodwill impairment analyses did not result in impairment charges. As of the 2025 annual impairment test date, the Company had goodwill of $386.5 million related to three reporting units within the North America Steel Group segment, five reporting units within the Emerging Businesses Group segment and one reporting unit within the Europe Steel Group segment. Seven reporting units, which, as of the 2025 annual impairment test date, comprised $45.7 million of goodwill within the North America Steel Group segment, $70.3 million of goodwill within the Emerging Businesses Group segment and $4.3 million of goodwill within the Europe Steel Group segment, were assessed for impairment using a qualitative approach. Management determined it was more likely than not that the fair values of the reporting units which were assessed using a qualitative approach exceeded their respective carrying values.

The remaining two reporting units, one within the North America Steel Group segment and one within the Emerging Businesses Group segment, were tested for impairment using a quantitative approach. The fair value of the reporting unit within the North America Steel Group segment with $71.7 million of goodwill as of the 2025 annual impairment test date exceeded its carrying value by greater than 50%. The fair value of the reporting unit within the Emerging Businesses Group segment with $194.5 million of goodwill as of the 2025 annual impairment test date exceeded its carrying value by greater than 15%. The difference in the value of goodwill between the 2025 annual impairment test date and August 31, 2025 was due to foreign currency translation adjustments.

As of the 2025 annual impairment test date, the Company had $57.9 million of other indefinite-lived intangible assets within the Emerging Businesses Group segment, of which $54.7 million were tested for impairment using a quantitative approach. To perform the quantitative impairment tests, the Company used an income approach to calculate the fair value of each intangible asset using a relief from royalty method. Significant inputs to measure the fair value of the indefinite-lived intangible assets included projected revenue growth rates, royalty rates and discount rates. The fair values of the indefinite-lived intangible assets exceeded their carrying values by approximately 10%. The difference in the value of indefinite-lived intangible assets between the 2025 annual impairment test date and August 31, 2025 was due to foreign currency translation adjustments. Based on the

Company’s annual impairment testing of the indefinite-lived intangible assets, no impairment charges were recognized. Further, based on the results of impairment tests performed in 2025, management does not believe that it is reasonably likely that our reporting units or indefinite-lived intangible assets will fail their respective impairment tests in the near term. See Note 6, Goodwill and Other Intangible Assets, in Part II, Item 8 of this Annual Report for additional information.

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

Our operations are capital intensive. The estimates of undiscounted future cash flows used during an impairment review of a long-lived asset or asset group require judgments and assumptions of future cash flows that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's perspective on future cash flows. During 2025, the Company recorded an immaterial impairment charge related to specific equipment; however, no broader events or circumstances triggered a recoverability assessment for property, plant and equipment.

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

Other Accounting Policies and New Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report contains "forward-looking statements" within the meaning of the federal securities laws. The statements in this report that are not historical statements are forward-looking statements and address activities, events or developments that may occur in the future, including (without limitation) such matters as activities related to the proposed acquisitions of CP&P and Foley and the timing thereof, the ability to obtain regulatory approvals and meet other closing conditions for the proposed acquisitions, the expected benefits of the proposed acquisitions, general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, the ability to operate our steel mills at full capacity, particularly during periods of domestic mill start-ups, the future availability and cost of supplies of raw materials and energy for our operations, growth rates in certain reportable segments, product margins within our Emerging Businesses Group segment, share repurchases, legal proceedings, construction activity, international trade, the impact of geopolitical conditions, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the anticipated benefits and timeline for execution of our growth plan and initiatives, including our TAG operational and commercial excellence program, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

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

•increased attention to ESG matters, including any targets or other ESG, environmental justice or regulatory initiatives;

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

•litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks, including those related to the PSG litigation and other legal proceedings discussed in Note 17, Commitments and Contingencies, in Part II, Item 8, and in Part I, Item 3, Legal Proceedings of this Annual Report;

•risk of injury or death to employees, customers or other visitors to our operations; and

•civil unrest, protests and riots.

Refer to the "Risk Factors" disclosed in Part I, Item 1A, Risk Factors in this Annual Report for information regarding additional risks which would cause actual results to be significantly different from those expressed or implied by these forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Accordingly, readers of this Annual Report are cautioned not to place undue reliance on any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approach to Mitigating Market Risk

See Note 10, Derivatives, in Part II, Item 8 of this Annual Report for disclosure regarding our approach to mitigating market risk and for summarized market risk information by year. Also, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report for additional information. We utilized foreign currency exchange forward contracts and commodity futures contracts during 2025 in accordance with our risk management program. None of the instruments were entered into for speculative purposes.

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

The fair value of our foreign currency exchange forward contract commitments as of August 31, 2025 were as follows:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			Total Contract Fair Value (in thousands)
PLN	540,927	EUR	125,400	4.22	—	4.55	$(392)
PLN	7,507	USD	1,950	3.65	—	4.17	(71)
USD	131,859	PLN	497,643	0.26	—	0.27	4,451
							$3,988
__________________________________
(1) Most foreign currency exchange forward contracts mature within one year. The range of hedge rates represents functional to foreign currency conversion rates.

Commodity Futures Contracts

Our product lines expose us to risks from fluctuations in metal commodity prices and natural gas, electricity and other energy commodity prices. We base pricing in some of our sales and purchase contracts on metal commodity futures exchange quotes, which we determine at the beginning of the contract. Due to the volatility of the metal commodity indexes, we enter into metal commodity futures contracts for copper. These futures contracts mitigate the risk of unanticipated declines in gross margin due to the price volatility of the underlying commodities. We also enter into energy derivatives to mitigate the risk of unanticipated declines in gross margin due to the price volatility of electricity and natural gas.

The fair value of our commodity futures contract commitments and energy derivatives as of August 31, 2025 were as follows:

Commodity	Exchange	Long/ Short	Total Contract Volumes		Range or Amount of Hedge Rates per unit					Total Contract Fair Value(1) (in thousands)
Copper	New York Mercantile Exchange	Long	261	MT		$441.00	—		$588.55	$(77)
Copper	New York Mercantile Exchange	Short	6,169	MT		$441.45	—		$600.00	5,230
Electricity	N/A(2)	Long	2,859,000	MW(h)	PLN	248.96	—	PLN	744.64	53,443
Natural Gas	New York Mercantile Exchange	Long	4,832,000	MMBtu		$3.17	—		$5.75	177
										$58,773
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Million British thermal unit
(1) All commodity futures contract commitments mature within one year, except for the electricity and natural gas contract commitments, which have maturity dates extending to December 31, 2034 and August 31, 2028, respectively.
(2) There is no exchange for the electricity derivatives as they are bilateral agreements with a counterparty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Commercial Metals Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2025, of the Company and our report dated October 16, 2025, expressed an unqualified opinion on those financial statements.
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
October 16, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Commercial Metals Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended August 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 16, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill — Annual impairment test for one Reporting Unit within the North America Steel Group segment and one Reporting Unit within the Emerging Businesses Group segment – Refer to Notes 1 and 6 to the Financial Statements

Critical Audit Matter Description
Goodwill is tested for impairment at the reporting unit level annually as of the first day of the Company’s fourth quarter and whenever events or circumstances indicate that the carrying value exceeds its fair value. As of the 2025 annual impairment test date, the Company had goodwill of $386.5 million, of which $71.7 million related to one reporting unit within the North America Steel Group segment and $194.5 million related to one reporting unit within the Emerging Businesses Group segment. The Company’s goodwill impairment assessment involves comparing the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. The determination of fair value using the income approach is based on the present value of estimated future cash flows, which requires management to make significant estimates and assumptions of revenue growth rates and operating margins, and selection of the discount rate. The determination of the fair value using the market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Based on the results of the Company’s annual impairment testing, no impairment was recognized as the fair value of the Company’s reporting units exceeded their carrying value.
We identified the Company’s goodwill impairment assessment as of the first day of the Company’s fourth quarter for the $71.7 million of goodwill related to one reporting unit within the North America Steel Group segment and $194.5 million related to one reporting unit within the Emerging Businesses Group segment as a critical audit matter because of the significant estimates and assumptions used by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions of future cash flows based on estimates of revenue growth rates and operating margins and selection of the discount rate for the income approach, and multiples of earnings for the market approach.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the annual goodwill impairment assessment for one reporting unit within the North America Steel Group segment and one reporting unit within the Emerging Businesses Group segment included the following, among others:
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

/s/ Deloitte & Touche LLP

Dallas, Texas
October 16, 2025

We have served as the Company's auditor since 1959.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
	Year Ended August 31,
(in thousands, except share and per share data)	2025	2024	2023
Net sales	$7,798,480	$7,925,972	$8,799,533
Costs and operating expenses:
Cost of goods sold	6,578,324	6,567,287	6,987,618
Selling, general and administrative expenses	700,234	668,413	646,041
Interest expense	45,498	47,893	40,127
Litigation expense	362,272	—	—
Asset impairments	4,607	6,708	3,780
Net costs and operating expenses	7,690,935	7,290,301	7,677,566
Earnings before income taxes	107,545	635,671	1,121,967
Income tax expense	22,883	150,180	262,207
Net earnings	$84,662	$485,491	$859,760

Earnings per share:
Basic	$0.75	$4.19	$7.34
Diluted	0.74	4.14	7.25

Average basic shares outstanding	112,994,381	115,844,977	117,077,703
Average diluted shares outstanding	114,086,750	117,152,552	118,606,271
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended August 31,
(in thousands)	2025	2024	2023
Net earnings	$84,662	$485,491	$859,760
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	47,932	49,191	119,852
Derivatives:
Net unrealized holding gain (loss)	16,944	(129,678)	6,395
Reclassification for realized gain	(5,565)	(1,965)	(9,380)
Net other comprehensive income (loss) on derivatives	11,379	(131,643)	(2,985)
Defined benefit pension plans:
Net gain (loss)	1,802	708	(7,985)
Reclassification for settlement losses and other	(412)	(430)	1,791
Net other comprehensive income (loss) on defined benefit pension plans	1,390	278	(6,194)
Total other comprehensive income (loss), net of income taxes	60,701	(82,174)	110,673
Comprehensive income	$145,363	$403,317	$970,433
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	August 31,
(in thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,043,252	$857,922
Accounts receivable (less allowance for doubtful accounts of $3,186 and $3,494)	1,201,680	1,158,946
Inventories	934,310	971,755
Prepaid and other current assets	314,372	285,489
Assets held for sale	1,204	18,656
Total current assets	3,494,818	3,292,768
Property, plant and equipment:
Land	170,823	165,674
Buildings and improvements	1,206,672	1,166,788
Equipment	3,477,813	3,317,537
Construction in process	449,616	261,321
	5,304,924	4,911,320
Less accumulated depreciation and amortization	(2,562,151)	(2,334,184)
Property, plant and equipment, net	2,742,773	2,577,136
Intangible assets, net	210,815	234,869
Goodwill	386,846	385,630
Other noncurrent assets	336,582	327,436
Total assets	$7,171,834	$6,817,839
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$358,373	$350,550
Accrued contingent litigation-related loss	362,272	—
Other accrued expenses and payables	493,879	445,514
Current maturities of long-term debt	44,289	38,786
Total current liabilities	1,258,813	834,850
Deferred income taxes	184,645	276,908
Other noncurrent liabilities	225,044	255,222
Long-term debt	1,310,006	1,150,835
Total liabilities	2,978,508	2,517,815
Commitments and contingencies (Note 17)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 111,189,136 and 114,104,057 shares	1,290	1,290
Additional paid-in capital	406,916	407,232
Accumulated other comprehensive loss	(25,251)	(85,952)
Retained earnings	4,507,114	4,503,885
Less treasury stock, 17,871,528 and 14,956,607 shares at cost	(697,003)	(526,679)
Stockholders' equity	4,193,066	4,299,776
Stockholders' equity attributable to non-controlling interests	260	248
Total stockholders' equity	4,193,326	4,300,024
Total liabilities and stockholders' equity	$7,171,834	$6,817,839
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended August 31,
(in thousands)	2025	2024	2023
Cash flows from (used by) operating activities:
Net earnings	$84,662	$485,491	$859,760
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	285,877	280,367	218,830
Stock-based compensation	37,053	45,066	60,529
Deferred income taxes and other long-term taxes	(98,304)	(15,319)	51,919
Write-down of inventory	2,473	5,098	11,286
Unrealized (gain) loss on undesignated commodity hedges	(2,804)	(1,962)	3,122
Asset impairments	4,607	6,708	3,780
Net loss on sales of assets	1,827	3,321	2,327
Litigation expense	362,272	—	—
Settlement of New Markets Tax Credit transactions	(2,786)	(6,748)	(17,659)
Other	1,644	3,553	3,488
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(28,621)	75,703	175,102
Inventories	42,590	61,777	177,024
Accounts payable, accrued expenses and other payables	49,836	(22,326)	(173,000)
Other operating assets and liabilities	(25,256)	(21,021)	(32,405)
Net cash flows from operating activities	715,070	899,708	1,344,103
Cash flows from (used by) investing activities:
Capital expenditures	(402,821)	(324,271)	(606,665)
Acquisitions, net of cash acquired	—	—	(234,717)
Proceeds from government assistance related to property, plant and equipment	50,000	—	5,000
Proceeds from insurance	2,237	—	2,456
Proceeds from the sale of property, plant and equipment	5,758	756	1,006
Other	(1,946)	513	(2,307)
Net cash flows used by investing activities	(346,772)	(323,002)	(835,227)
Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	147,724	—	—
Repayments of long-term debt	(41,480)	(36,346)	(389,756)
Debt issuance and extinguishment	(622)	—	(1,897)
Proceeds from accounts receivable facilities	35,979	175,322	330,061
Repayments under accounts receivable facilities	(35,979)	(183,347)	(349,015)
Treasury stock acquired	(198,822)	(182,932)	(101,406)
Tax withholdings related to share settlements, net of purchase plans	(8,823)	(7,595)	(12,539)
Dividends	(81,433)	(78,868)	(74,936)
Contribution from non-controlling interest	12	7	9
Net cash flows used by financing activities	(183,444)	(313,759)	(599,479)
Effect of exchange rate changes on cash	1,495	891	7,077
Increase (decrease) in cash and cash equivalents	186,349	263,838	(83,526)
Cash, restricted cash and cash equivalents at beginning of period	859,555	595,717	679,243
Cash, restricted cash and cash equivalents at end of period	$1,045,904	$859,555	$595,717
See notes to consolidated financial statements.

	Year Ended August 31,
(in thousands)	2025	2024	2023
Supplemental information:
Cash paid for income taxes	$116,161	$158,455	$199,883
Cash paid for interest	51,078	49,463	64,431

Noncash activities:
Liabilities related to additions of property, plant and equipment	$36,898	$35,203	$31,379

Cash and cash equivalents	$1,043,252	$857,922	$592,332
Restricted cash	2,652	1,633	3,385
Total cash, restricted cash and cash equivalents	$1,045,904	$859,555	$595,717

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-Controlling Interests	Total
Balance, September 1, 2022	129,060,664	$1,290	$382,767	$(114,451)	$3,312,438	(11,564,611)	$(295,847)	$232	$3,286,429
Net earnings					859,760				859,760
Other comprehensive income				110,673					110,673
Dividends ($0.64 per share)					(74,936)				(74,936)
Treasury stock acquired						(2,309,452)	(101,406)		(101,406)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(41,219)			1,328,826	28,680		(12,539)
Stock-based compensation			43,434						43,434
Contribution of non-controlling interest								9	9
Reclassification of share-based liability awards			9,690						9,690
Balance, August 31, 2023	129,060,664	$1,290	$394,672	$(3,778)	$4,097,262	(12,545,237)	$(368,573)	$241	$4,121,114
Net earnings					485,491				485,491
Other comprehensive loss				(82,174)					(82,174)
Dividends ($0.68 per share)					(78,868)				(78,868)
Treasury stock acquired and excise tax						(3,499,225)	(184,249)		(184,249)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			(33,882)			1,087,855	26,143		(7,739)
Stock-based compensation			35,241						35,241
Contribution of non-controlling interest								7	7
Reclassification of share-based liability awards			11,201						11,201
Balance at August 31, 2024	129,060,664	$1,290	$407,232	$(85,952)	$4,503,885	(14,956,607)	$(526,679)	$248	$4,300,024
Net earnings					84,662				84,662
Other comprehensive income				60,701					60,701
Dividends ($0.72 per share)					(81,433)				(81,433)
Treasury stock acquired and excise tax						(3,913,560)	(200,280)		(200,280)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(38,779)			998,639	29,956		(8,823)
Stock-based compensation			28,554						28,554
Contribution of non-controlling interest								12	12
Reclassification of share-based liability awards			9,909						9,909
Balance at August 31, 2025	129,060,664	$1,290	$406,916	$(25,251)	$4,507,114	(17,871,528)	$(697,003)	$260	$4,193,326
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include all normal recurring adjustments necessary to present fairly the consolidated balance sheets and the consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for the periods indicated. Any reference in this Form 10-K to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

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

North America Steel Group

The North America Steel Group segment is composed of a vertically integrated network of recycling facilities, steel mills and fabrication operations located in the U.S. The recycling facilities process ferrous and nonferrous scrap metals (collectively referred to as "raw materials") for use by manufacturers of metal products. The steel mill operations consist of six electric arc furnace ("EAF") mini mills, three EAF micro mills and one rerolling mill. The steel mills manufacture finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural and other special sections and wire rod, as well as semi-finished billets for rerolling and forging applications (collectively referred to as "steel products" in the context of the North America Steel Group segment). The fabrication operations primarily fabricate rebar and steel fence posts and offer post-tension cable products (collectively referred to as "downstream products" in the context of the North America Steel Group segment). The general strategy in the North America Steel Group segment is to optimize the Company's vertically integrated value chain to maximize profitability by obtaining the lowest possible input costs and highest possible selling prices. The Company operates the recycling facilities to provide low-cost scrap to the steel mills and the fabrication operations to optimize the steel mill volumes. The North America Steel Group segment's products are sold to steel mills and foundries, as well as construction, fabrication and other manufacturing industries.

Emerging Businesses Group

The Emerging Businesses Group segment consists of CMC Construction Services products ("construction products"), Tensar products and solutions (collectively referred to as "ground stabilization solutions"), CMC Impact Metals, performance reinforcing steel products (collectively referred to as "downstream products" in the context of the Emerging Businesses Group segment) and CMC Bridge Systems.

•CMC Construction Services sells and rents products and equipment used to execute construction projects. Primary customers include concrete installers and other businesses in the construction industry.
•Tensar sells geogrids and Geopier foundation systems. Geogrids are polymer-based products used for ground stabilization, soil reinforcement and asphalt optimization in construction applications, including roadways, public infrastructure and industrial facilities. Geopier foundation systems are rammed aggregate pier and other foundation solutions that increase the load-bearing characteristics of ground structures and working surfaces and can be applied in soil types and construction situations where traditional support methods are impractical or would make a project infeasible.
•CMC Impact Metals manufactures heat-treated, high-strength steel products, such as high-strength bar for the truck trailer industry, special bar quality steel for the energy market and armor plate for military vehicles.
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

Additionally, CMC Anchoring Systems sells custom engineered anchor cages, bolts and fasteners that are fabricated principally from rebar and are used primarily to secure high voltage electrical transmission poles to concrete foundations.
•Through the Company's licensing agreement with InQuik Inc., CMC Bridge Systems is the authorized provider of InQuik Bridges in the U.S. CMC Bridges are a patented prefabricated and modular system for constructing reinforced concrete bridge components off-site, which are then installed on-site with poured concrete for a cast-in-place structure.

The strategy in the Emerging Businesses Group segment is to provide construction-related solutions and value-added products with strong underlying growth fundamentals to serve domestic and international markets adjacent to those served by the vertically integrated operations in the North America Steel Group segment and the Europe Steel Group segment. To execute this strategy, the Company (i) develops proprietary products and solutions that deliver high value to customers by reducing costs and construction time, (ii) provides concrete-related construction products, equipment, and services and (iii) produces reinforcing steel products with increased strength, durability and corrosion resistance to support sustainable concrete construction.

Europe Steel Group

The Europe Steel Group segment is composed of a vertically integrated network of recycling facilities, an EAF mini mill and fabrication operations located in Poland. The scrap metal recycling facilities process ferrous scrap metals for use almost exclusively by the mini mill. The steel products manufactured by the mini mill include rebar, merchant bar and wire rod as well as semi-finished billets. The products manufactured by this segment's fabrication operations include fabricated rebar, wire mesh, welded steel mesh, wire rod, cold-rolled rebar, cold-rolled wire rod, assembled rebar cages and other fabricated rebar by-products (collectively referred to as "downstream products" in the context of the Europe Steel Group segment). The strategy in the Europe Steel Group segment is to optimize profitability of the products manufactured by the mini mill and is executed in the same manner as in the North America Steel Group segment. The Europe Steel Group segment's products are sold primarily to fabricators, manufacturers, distributors and construction companies.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned and majority owned subsidiaries and certain variable interest entities ("VIEs") for which the Company is the primary beneficiary. Intercompany account balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of net sales and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, income taxes, inventories, acquisitions, goodwill and other intangible assets, long-lived assets, derivative financial instruments and contingencies. Actual results could differ significantly from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and short-term highly-liquid investments with original maturities of three months or less at the date of purchase.

Revenue Recognition and Allowance for Doubtful Accounts

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration received or expected to be received in exchange for those goods or services. The Company's performance obligations arise from (i) sales of raw materials, steel products, downstream products, construction products and ground stabilization solutions and (ii) installation services performed by its fabrication operations. The shipment of products to customers is considered a fulfillment activity, and amounts billed to customers for shipping and freight are included in net sales, and the related costs are included in cost of goods sold. Net sales are presented net of taxes remitted to taxing authorities.

The majority of the Company's revenue is recognized at a point in time concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. Certain revenue from sales of downstream products in the North America Steel Group segment is recognized over time, as discussed below. Remaining revenue from sales of downstream products in the North America Steel Group segment is recognized based on the amount the Company has a right to invoice as a practical expedient.
Each of the North America Steel Group segment's fabrication contracts represents a single performance obligation. For contracts where the Company provides fabricated rebar and installation services, revenue is recognized over time using an input measure of progress based on contract costs incurred to date compared to total estimated contract costs ("input measure"). This input measure provides a reasonable depiction of the Company’s progress toward satisfaction of the performance obligation, as there is a direct relationship between costs incurred by the Company and the transfer of the fabrication and installation services. Revenue from fabrication contracts where the Company does not provide installation services is recognized over time using an output measure of progress based on tons shipped compared to total estimated tons ("output measure"). This output measure provides a reasonable depiction of the transfer of contract value to the customer, as there is a direct relationship between the units shipped by the Company and the transfer of the fabricated rebar. If total estimated costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues, costs to complete or total planned quantity is recorded in the period in which such revisions are identified.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing and a liability when revenue is recognized subsequent to invoicing. Payment terms and conditions vary by contract type, although the Company generally requires customers to pay 30 days after the Company satisfies the performance obligations. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the contracts do not include a significant financing component.

The Company maintains an allowance for doubtful accounts for accounts receivable it estimates will not be collected based on market conditions, customers' financial condition and other factors. Historically, these allowances have not been material. The Company reviews and sets credit limits for each customer. The Europe Steel Group segment uses credit insurance to ensure payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 15% and 13% of total receivables at August 31, 2025 and 2024, respectively, were financially assured.

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

Elements of cost in finished goods inventory, in addition to the cost of material, include depreciation, utilities, consumable production inputs, maintenance, production, wages and transportation costs. Additionally, the costs of departments that support production, including materials management and quality control, are allocated to inventory.

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

The Company evaluates impairment of its property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. For each asset or asset group held for use with indicators of impairment, the Company compares the undiscounted net cash flows to be generated from the use and eventual disposition of the asset or asset group with its net carrying value. If the net carrying value of the asset or asset group exceeds the estimated undiscounted net future cash flows, the excess of the net carrying value over the estimated fair value is charged to impairment loss. Property, plant and equipment held for sale are reported at the lower of the carrying amount or the estimated sales price, less estimated costs to sell.

During 2025, the Company recorded an immaterial impairment charge related to specific equipment; however, no broader events or circumstances triggered a recoverability assessment for property, plant and equipment.

During 2024, the Company committed to a plan to sell a rebar fabrication facility within the North America Steel Group segment and determined that the disposal group met the criteria to be classified as held for sale. Upon concluding that the disposal group met the held for sale criteria, the Company recorded an impairment charge of $6.6 million to record the disposal group at the lower of its carrying value or fair value less costs to sell.

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

Software Development Costs

The Company capitalizes certain direct internal and external costs for the development of internal-use software based on the stage of development as well as the nature of the costs incurred. Capitalization of qualifying internal-use software costs begins when the preliminary project stage is completed, management with the relevant authority, implicitly or explicitly, authorizes and commits to funding the project and it is probable that the project will be completed and the software will perform as intended. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. Costs incurred in the preliminary project stage and post implementation phases, including costs associated with post-configuration training and repairs and maintenance of the developed technologies, are expensed as incurred.

Software development includes costs associated with a cloud computing arrangement ("CCA"), such as software as a service or other hosting arrangements. If the CCA includes a software license, the software license element of the arrangement is accounted for in the same manner as the acquisition of internal-use software. If the CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company defers certain implementation costs for its CCAs that are service contracts, which are included in prepaids and other current assets and other noncurrent assets in the consolidated balance sheets. The Company amortizes deferred implementation costs in a CCA over the life of the service contract.

Leases

The Company's leases are primarily for real property and equipment. The Company determines if an arrangement is a lease at the inception of a contract by assessing whether the Company has the right to direct the use of, and obtain substantially all the economic benefits from, a specific asset identified in the contract. The ROU assets represent the Company's right to use the underlying assets for the lease term, and the lease liabilities represent the obligation to make lease payments arising from the leases. The Company's ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments to be made over the lease term. Certain of the Company's lease agreements contain options to extend the lease. The Company evaluates these options on a lease-by-lease basis, and if the Company determines it is reasonably certain to be exercised, the lease term includes the extension. The Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments, and lease expense is recognized on a straight-line basis over the lease term. The incremental borrowing rate is the rate of interest the Company could borrow on a collateralized basis over a similar term with similar payments. The Company does not include leases with an initial term of twelve months or less in the ROU asset or lease liability balances.

Certain of the Company's lease agreements include payments for variable costs not determinable upon lease commencement, including mileage, utilities, fuel and inflation adjustments. These variable lease payments are recognized in cost of goods sold and selling, general and administrative ("SG&A") expenses, but are not included in the ROU asset or lease liability balances. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants.

Government Assistance

Government assistance, including non-monetary grants, herein collectively referred to as grants, is not recognized until there is reasonable assurance that the Company will comply with the conditions of the grant and will receive it. Generally, government grants fall into two categories: grants related to assets and grants related to income.

Grants related to assets are government grants for the purchase, construction or other acquisition of long-lived assets. The Company accounts for grants related to assets by deducting the grant in arriving at the carrying amount of the asset on the consolidated balance sheets. Non-monetary grants are recognized at fair value. The Company recognizes the grant in profit or loss over the life of the depreciable asset as a reduction to depreciation expense. Grants related to non-depreciable assets may require the fulfillment of certain obligations and, in such cases, are recognized in profit or loss over the periods that bear the cost of meeting the obligations. As an example, a grant of land that is conditional upon constructing a building on the site is recognized as a reduction to depreciation expense over the life of the building.

Grants related to income are any grants that are not considered grants related to assets, such as grants to compensate for certain expenses. Grants related to income are recognized in profit or loss on a systematic basis upon meeting the recognition criteria specified in the grants and during the periods when the expenses being compensated by the grants are incurred.

During 2025, 2024 and 2023, the Company was awarded $74.7 million, $29.2 million and $9.5 million, respectively, in government grants related to income as part of the compensation scheme for energy-intensive sectors and sub-sectors established by the Energy Regulatory Office in Poland (the "Poland Compensation Scheme Act" or "PCSA"). The purpose of the PCSA each year was to provide aid to energy-intensive companies to offset indirect costs of rising carbon emission rights included in energy costs. The amount of government assistance awarded by the PCSA each year was dependent upon the Company meeting certain electricity consumption thresholds and the number of other applicants. The government assistance received and recognized under the PCSA each year is not subject to recapture. The PCSA grants were recognized in the Europe Steel Group segment as reductions to cost of goods sold in the consolidated statements of earnings.

During 2025, 2024 and 2023, the Company was awarded $4.0 million, $40.2 million and $4.3 million, respectively, in government grants related to income as part of the annual Polish state aid programs established for rising electricity and natural gas prices (the "Energy Aid Programs"). The Energy Aid Programs were established by the Polish Ministry of Development and Technology to mitigate the effects of sudden increases in electricity and natural gas prices in Poland for companies that met required energy intensity and sectorial conditions and met certain financial metrics. The government assistance received and recognized under the Energy Aid Programs each year is not subject to recapture. The grants from the Energy Aid Programs were recognized in the Europe Steel Group segment as reductions to cost of goods sold in the consolidated statements of earnings.

During 2023, the Company entered into an agreement with the West Virginia Economic Development Authority (the "WVEDA") to permanently finance a portion of the costs to construct the Company's fourth micro mill, which is under development in Berkeley County, West Virginia. Under this agreement, the Company can receive up to $75.0 million in aggregate disbursements in the form of a forgivable loan for eligible costs incurred from June 21, 2023 through June 20, 2027 (the "Completion Date"). Eligible costs include the acquisition of land and buildings, the acquisition and installation of machinery and equipment and necessary construction costs. The Company anticipates receiving disbursements over this period upon achieving certain capital investment and employment thresholds. Amounts received under the agreement are subject to recapture in the event that the Company fails to achieve certain minimum investment and employment thresholds prior to the Completion Date. The Company has determined that amounts received under the agreement are grants related to assets. During 2025 and 2023, the Company received $50.0 million and $5.0 million, respectively, in benefits from the WVEDA as a result of meeting certain investment thresholds; amounts received were recognized in the North America Steel Group segment and the cumulative benefits reduced construction in process in the consolidated balance sheets.

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

The Company's reporting units represent an operating segment or one level below an operating segment. When performing a quantitative impairment test, the Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. Using the income approach, the Company determines the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into account industry and market conditions. The discount rate is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the reporting unit. The market approach estimates fair value based on market multiples of earnings derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is indicated in the amount that the carrying value exceeds the fair value of the reporting unit, not to exceed the goodwill value for the reporting unit.

When estimating the fair value of indefinite-lived intangible assets using a quantitative approach, the Company applies the relief from royalty method, an income approach. Significant inputs to estimate the fair value of the indefinite-lived intangible assets include projected revenue growth rates, royalty rates and discount rates.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment charges are recorded on finite-lived intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

Contingencies

The Company accrues for claims and litigation, including environmental investigation and remediation costs, when they are both probable and the amount can be reasonably estimated. In the event that estimates or assumptions differ from actual results, adjustments are made in subsequent periods to reflect more current information. The Company expenses legal fees as incurred.

Environmental costs are based on estimates regarding the sites for which the Company will be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties and the timing of remediation. Where timing and amounts cannot be reasonably determined, a range is estimated and the lower end of the range is recorded.

Stock-Based Compensation

The Company recognizes stock-based equity and liability awards at fair value. The fair value of each stock-based equity award is estimated at the grant date using either the Black-Scholes or Monte Carlo pricing model. The total compensation cost for these awards is amortized over the requisite service period using the accelerated method of amortization for grants with graded vesting or the straight-line method for grants with cliff vesting. Stock-based liability awards are measured at fair value at the end of each reporting period and fluctuate based on the price of CMC common stock and performance relative to the targets.

Income Taxes

CMC and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and income tax bases of assets and liabilities. The principal differences are described in Note 12, Income Tax. Benefits from income tax credits are recognized as a component of income tax expense in the period earned. The Company records income tax positions based on a more likely than not threshold for sustaining the position upon examination by taxing authorities with full knowledge of all relevant facts. The Company classifies interest and any statutory penalties recognized on a tax position as income tax expense.

Foreign Currencies

The functional currency of the Company's foreign operations is the local currency of each respective country. Translation adjustments are reported as a component of accumulated other comprehensive income or loss. Transactions denominated in currencies other than the functional currency resulted in losses of $9.8 million, $7.7 million and $12.1 million in 2025, 2024 and 2023, respectively.

Derivative Financial Instruments

The Company recognizes derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Derivatives that are not designated as hedges are adjusted to fair value through net earnings. Changes in the fair value of derivatives that are designated as hedges are recognized depending on the nature of the hedge. For fair value hedges, changes are recognized as an offset against the change in fair value of the hedged balance sheet item. When the derivative is designated as a cash flow hedge and is highly effective, changes are recognized in other comprehensive income (loss).

Gains or losses on derivative instruments are recognized in the consolidated statements of earnings when the instrument is sold, terminated, exercised, or expires, if it is an undesignated hedge or designated as a fair value hedge. If a derivative instrument is designated as a cash flow hedge, the cumulative unrealized gain or loss, which has been recognized in the statement of comprehensive income, is reclassified to the consolidated statements of earnings when the hedged transaction either impacts earnings or is no longer expected to occur.

Fair Value

The Company has established a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Level 1 represents unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 represents quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) that are observable, either directly or indirectly. Level 3 represents valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recently Issued and Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted this standard on a prospective basis for the annual period beginning September 1, 2023. The adoption did not have an impact on the Company's consolidated financial statements at the time of adoption.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM"), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company adopted the amendments in ASU 2023-07 for its fiscal year ended August 31, 2025. Based on the Company's assessment of significant segment expenses regularly provided to the CODM, cost of goods sold and SG&A expenses are now disclosed for each reportable segment. The amendment was applied retrospectively to all prior periods presented. See Note 19, Segment Information, for additional information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and disclosures but does not expect it to have a material effect.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disaggregated income statement expense disclosures related to functional or natural expense line items within continuing operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and permits either prospective or retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software ("ASU 2025-06"). ASU 2025-06 eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, and permits prospective, modified prospective, or retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

NOTE 2. CHANGES IN BUSINESS

On November 22, 2024, the Company completed the sale of a rebar fabrication facility within the North America Steel Group segment for gross consideration of $5.9 million, which consisted of $5.0 million in cash proceeds and $0.9 million in the form of a seller financing receivable. The sale had an immaterial impact on the Company's results of operations during the year ended August 31, 2025.

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

On May 1, 2023, the Company completed the acquisition of all of the assets of BOSTD America, LLC ("BOSTD"), a geogrid manufacturing facility located in Blackwell, Oklahoma. Prior to the acquisition, BOSTD produced several product lines for Tensar under a contract manufacturing arrangement.

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

Pending Acquisitions

See Note 20, Subsequent Events, in Part II, Item 8 of this Annual Report for information regarding the Company's pending acquisitions.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss ("AOCL") was comprised of the following:

(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2022	$(245,897)	$138,242	$(6,796)	$(114,451)
Other comprehensive income (loss) before reclassifications(1)	119,852	6,395	(7,985)	118,262
Reclassification for (gain) loss(2)	—	(9,380)	1,791	(7,589)
Net other comprehensive income (loss)	119,852	(2,985)	(6,194)	110,673
Balance at August 31, 2023	(126,045)	135,257	(12,990)	(3,778)
Other comprehensive income (loss) before reclassifications(1)	49,191	(129,678)	708	(79,779)
Reclassification for gain and other(2)(3)	—	(1,965)	(430)	(2,395)
Net other comprehensive income (loss)	49,191	(131,643)	278	(82,174)
Balance at August 31, 2024	(76,854)	3,614	(12,712)	(85,952)
Other comprehensive income before reclassifications(1)	47,932	16,944	1,802	66,678
Reclassification for gain and other(2)(3)	—	(5,565)	(412)	(5,977)
Net other comprehensive income	47,932	11,379	1,390	60,701
Balance at August 31, 2025	$(28,922)	$14,993	$(11,322)	$(25,251)
__________________________________
(1) Other comprehensive income (loss) ("OCI") before reclassifications from derivatives is presented net of income tax benefit (expense) of $(4.0) million, $30.6 million and $(1.1) million for 2025, 2024 and 2023, respectively. OCI before reclassifications from defined benefit pension plans is presented net of immaterial income tax impacts for 2025 and 2024, and net of income tax benefit of $3.9 million for 2023.
(2) Reclassifications for gains from derivatives included in net earnings are primarily recorded in cost of goods sold in the consolidated statements of earnings and are presented net of immaterial income tax impacts for 2025 and 2024, and net of income tax expense of $2.2 million for 2023.
(3) Reclassification from defined benefit pension plans include settlement losses and other items such as amortization of unrecognized gains or losses that are recorded in SG&A expenses in the consolidated statements of earnings and are presented net of immaterial income tax impacts for all periods presented.

NOTE 4. REVENUE RECOGNITION

Revenue from Contracts with Customers
The majority of the Company's revenue is recognized at a point in time, concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. See Note 19, Segment Information, for more information about disaggregated revenue by the Company's major product lines.

Certain revenue from sales of downstream products in the North America Steel Group segment is recognized over time, as discussed below. Remaining revenue from sales of downstream products in the North America Steel Group segment is recognized based on the amount the Company has a right to invoice as a practical expedient.

Each of the North America Steel Group segment's fabrication contracts represents a single performance obligation. Revenue from certain fabrication contracts for which the Company provides downstream products and installation services is recognized over time using an input measure. This revenue represented 8% of net sales in the North America Steel Group segment in 2025, 2024 and 2023. Revenue from fabrication contracts for which the Company does not provide installation services is recognized over time using an output measure, and represented 10% of net sales in the North America Steel Group in both 2025 and 2024, compared to 12% in 2023.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	August 31, 2025	August 31, 2024
Contract assets (included in accounts receivable)	$108,570	$57,007
Contract liabilities (included in other accrued expenses and payables)	21,631	35,356

The entire contract liability as of August 31, 2024 was recognized in net sales during 2025.

Remaining Performance Obligations
As of August 31, 2025, revenue totaling $867.4 million was allocated to remaining performance obligations in the North America Steel Group segment related to contracts for which revenue is recognized using input or output measures. The Company estimates that approximately 75% of the remaining performance obligations will be recognized during 2026 and the remainder will be recognized during 2027. The duration of all other contracts in the North America Steel Group, Emerging Businesses Group and Europe Steel Group segments is typically less than one year.

NOTE 5. INVENTORIES

Most of the Company's inventories are in the form of semi-finished and finished steel products. Under the Company’s vertically integrated business model in the North America Steel Group and Europe Steel Group segments, steel products are sold to external customers in various stages, from semi-finished billets through fabricated steel, so these categories are combined as finished goods.

The components of inventories were as follows:

(in thousands)	August 31, 2025	August 31, 2024
Raw materials	$204,945	$232,982
Work in process	4,165	5,390
Finished goods	725,200	733,383
Total	$934,310	$971,755

As of August 31, 2025, the inventory valuation reserve was $2.5 million, and primarily related to the North America Steel Group segment. The inventory valuation reserve was $5.1 million and $11.3 million as of August 31, 2024 and 2023, respectively, and primarily impacted the Europe Steel Group segment. The inventory write-downs were recorded in cost of goods sold in the consolidated statements of earnings.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reportable segment is detailed in the following table:

(in thousands)	North America Steel Group	Emerging Businesses Group	Europe Steel Group	Consolidated
Goodwill, gross:
Balance, September 1, 2023	$126,915	$265,012	$4,075	$396,002
Acquisition adjustments(1)	—	(1,808)	—	(1,808)
Foreign currency translation	—	1,364	262	1,626
Balance at August 31, 2024	126,915	264,568	4,337	395,820
Foreign currency translation	—	955	271	1,226
Balance at August 31, 2025	126,915	265,523	4,608	397,046

Accumulated impairment:
Balance, September 1, 2023	(9,542)	(493)	(146)	(10,181)
Foreign currency translation	—	—	(9)	(9)
Balance at August 31, 2024	(9,542)	(493)	(155)	(10,190)
Foreign currency translation	—	—	(10)	(10)
Balance at August 31, 2025	(9,542)	(493)	(165)	(10,200)

Goodwill, net:
Balance, September 1, 2023	117,373	264,519	3,929	385,821
Acquisition adjustments(1)	—	(1,808)	—	(1,808)
Foreign currency translation	—	1,364	253	1,617
Balance at August 31, 2024	117,373	264,075	4,182	385,630
Foreign currency translation	—	955	261	1,216
Balance at August 31, 2025	$117,373	$265,030	$4,443	$386,846
__________________________________
(1) Measurement period adjustments related to the 2023 Acquisitions which impacted the amount of goodwill originally reported.

During 2025, 2024 and 2023, the annual goodwill impairment assessments, which were performed as of the first day of the Company's fourth quarter (the "annual impairment test date"), did not result in any impairment charges. For the year ended August 31, 2025, the Company performed qualitative assessments for seven reporting units consisting of $120.3 million of goodwill as of the 2025 annual impairment test date and quantitative tests for two reporting units consisting of $194.5 million and $71.7 million of goodwill as of the 2025 annual impairment test date. The results of the qualitative assessments and quantitative tests indicated that it was more likely than not that the fair value of all reporting units exceeded their carrying values. The difference in the value of goodwill between the 2025 annual impairment test date and August 31, 2025 was due to foreign currency translation adjustments.

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	August 31, 2025	August 31, 2024
Trade names	$54,813	$54,531
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$57,963	$57,681

During 2025, 2024 and 2023, the Company did not record any indefinite-lived intangible asset impairment charges. As of the 2025 annual impairment test date, the Company had $57.9 million of indefinite-lived intangible assets, of which $54.7 million were tested for impairment using a quantitative approach. Based on the quantitative tests performed, the Company concluded it was more likely than not that the estimated fair values of the indefinite-lived intangible assets were greater than their respective carrying values. The changes in the balance of intangible assets with indefinite lives from August 31, 2024 to August 31, 2025 and from the 2025 annual impairment test date to August 31, 2025 were due to foreign currency translation adjustments.

Other intangible assets subject to amortization are detailed in the following table:

	August 31, 2025			August 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	$153,844	$60,882	$92,962	$152,659	$43,540	$109,119
Customer relationships	75,304	24,663	50,641	75,000	16,118	58,882
Patents	9,111	7,338	1,773	7,970	6,595	1,375
Lease rights	6,804	1,200	5,604	6,404	1,049	5,355
Other	6,084	4,212	1,872	5,937	3,480	2,457
Total	$251,147	$98,295	$152,852	$247,970	$70,782	$177,188

The foreign currency translation adjustments for intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets was $27.1 million, $28.3 million and $25.9 million in 2025, 2024 and 2023, respectively, including $17.2 million, $18.2 million and $18.7 million, respectively, recorded in cost of goods sold, with the remainder recognized in SG&A expenses in the consolidated statements of earnings. Estimated amortization expense for the next five years is as follows:

Year Ended August 31,	(in thousands)
2026	$26,097
2027	25,971
2028	24,121
2029	19,535
2030	18,010

NOTE 7. LEASES

The following table presents the components of total leased assets and lease liabilities, including their classification in the consolidated balance sheets:

(in thousands)	Classification in Consolidated Balance Sheets	August 31, 2025	August 31, 2024
Assets:
Operating assets	Other noncurrent assets	$172,374	$178,006
Finance assets	Property, plant and equipment, net	189,923	160,361
Total leased assets		$362,297	$338,367

Liabilities:
Operating lease liabilities:
Current	Other accrued expenses and payables	$37,250	$36,675
Long-term	Other noncurrent liabilities	136,629	140,109
Total operating lease liabilities		173,879	176,784
Finance lease liabilities:
Current	Current maturities of long-term debt and short-term borrowings	42,500	36,985
Long-term	Long-term debt	116,417	104,286
Total finance lease liabilities		158,917	141,271
Total lease liabilities		$332,796	$318,055

The components of lease cost were as follows:

	Year Ended August 31,
(in thousands)	2025	2024	2023
Operating lease expense	$48,618	$46,515	$40,093
Finance lease expense:
Amortization of assets	27,966	23,825	16,574
Interest on lease liabilities	7,690	5,712	3,642
Total finance lease expense	35,656	29,537	20,216
Variable and short-term lease expense	20,901	19,481	20,810
Total lease expense	$105,175	$95,533	$81,119

The weighted average remaining lease terms and discount rates for operating and finance leases are presented in the following table:

	August 31, 2025	August 31, 2024
Weighted average remaining lease term (years):
Operating leases	5.9	6.2
Finance leases	3.9	4.1

Weighted average discount rate:
Operating leases	5.126%	4.934%
Finance leases	5.263%	5.134%

Cash flow and other information related to leases is included in the following table:

	Year Ended August 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$48,649	$47,508	$40,645
Operating cash outflows from finance leases	7,690	5,712	3,642
Financing cash outflows from finance leases	40,567	34,508	22,837

ROU assets obtained in exchange for lease obligations:
Operating leases	$38,263	$57,746	$55,588
Finance leases	59,102	79,841	59,499

Future maturities of lease liabilities at August 31, 2025 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
2026	$44,803	$49,766
2027	40,453	46,380
2028	31,523	39,783
2029	22,762	25,445
2030	16,728	11,036
Thereafter	46,125	3,690
Total lease payments	202,394	176,100
Less imputed interest	(28,515)	(17,183)
Present value of lease liabilities	$173,879	$158,917

As of August 31, 2025, the Company has additional leases that have not yet commenced, primarily for heavy-duty vehicles, with aggregate fixed payments over their terms of approximately $14 million. Of these, leases with aggregate payments approximately $13 million are expected to commence in 2026 and the remainder are expected to commence in 2027. These leases have noncancellable terms of 4 to 7 years.

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt was as follows:

	Weighted Average Interest Rate as of August 31, 2025	Year Ended August 31,
(in thousands)		2025	2024
2030 Notes	4.125%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Series 2025 Bonds, due 2032	4.625%	150,000	—
Other	5.100%	10,108	11,910
Finance leases	5.263%	158,917	141,271
Total debt		1,364,085	1,198,241
Less unamortized debt issuance costs		(14,051)	(13,073)
Plus unamortized bond premium		4,261	4,453
Total amounts outstanding		1,354,295	1,189,621
Less current maturities of long-term debt		(44,289)	(38,786)
Long-term debt		$1,310,006	$1,150,835

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

The Series 2022 Bonds accrue interest at 4.0%, payable semiannually on April 15 and October 15 and have a maturity date in October 2047.

Series 2025 Bonds

In May 2025, the Company announced the issuance of $150.0 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025 Bonds") by the WVEDA. The Series 2025 Bonds were issued at par. The proceeds of the Series 2025 Bonds were loaned to the Company pursuant to a loan agreement with the WVEDA and will be used to finance a portion of the construction costs for facilities located in Berkeley County, West Virginia, the site of the Company's fourth micro mill. The Series 2025 Bonds accrue interest at a fixed rate of 4.625%, payable semiannually on April 15 and October 15 of each year, with the first such interest payment made in October 2025. The Series 2025 Bonds have a mandatory tender for purchase on May 15, 2032, and will mature in 2055. Issuance costs of $2.9 million were recorded as a reduction of long-term debt in the consolidated balance sheet as of August 31, 2025.

Credit Facilities

On October 30, 2024, the Company entered into the First Amendment to the Sixth Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), which, among other things, extended the maturity date of the Credit Agreement from October 26, 2027 to October 26, 2029. The Credit Agreement provides for a $600.0 million revolving credit facility (the

"Revolver"). The maximum availability under the Revolver may be increased to $850.0 million with bank approval. The Company had no amounts drawn under the Revolver at August 31, 2025 or 2024. The Company's obligations under the Credit Agreement are secured by its U.S.-domiciled inventory. The Credit Agreement's capacity includes a $50.0 million sub-limit for the issuance of stand-by letters of credit. Outstanding stand-by letters of credit reduced availability under the Revolver by $1.0 million and $0.9 million at August 31, 2025 and 2024, respectively.

Under the Credit Agreement, the Company is required to comply with certain covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate, or the Secured Overnight Financing Rate ("SOFR"). At August 31, 2025, the Company was in compliance with all financial covenants contained in its credit arrangements. At August 31, 2025, the Company's interest coverage ratio was 10.18 to 1.00 and the Company's debt to capitalization ratio was 0.25 to 1.00.

The Company also has credit facilities in Poland, through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), available to support working capital, short-term cash needs, letters of credit, financial assurance and other trade finance-related matters. At August 31, 2025 and 2024, CMCP's credit facilities totaled PLN 600.0 million, or $164.5 million and $154.8 million, respectively. The facilities have an expiration date in April 2028. There were no amounts outstanding under these facilities at August 31, 2025 or 2024. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $2.7 million and $2.4 million at August 31, 2025 and 2024, respectively.

The scheduled maturities of the Company's long-term debt, excluding obligations related to finance leases, are included in the table below. See Note 7, Leases, for scheduled maturities of finance leases.

Year Ended August 31,	(in thousands)
2026	$1,789
2027	1,782
2028	1,795
2029	1,806
2030	301,814
Thereafter	896,182
Total long-term debt, excluding finance leases	1,205,168
Less unamortized debt issuance costs	(14,051)
Plus unamortized bond premium	4,261
Total long-term debt outstanding, excluding finance leases	$1,195,378

The Company capitalized $10.8 million, $5.4 million and $21.5 million of interest in the cost of property, plant and equipment during 2025, 2024 and 2023, respectively.

Accounts Receivable Facility

The Company's subsidiary in Poland, CMCP, transfers trade accounts receivable to financial institutions without recourse (the "Poland Facility"). The Poland Facility had a limit of PLN 288.0 million as of August 31, 2025 and 2024, equivalent to $78.9 million and $74.3 million, respectively. Advances taken under the Poland Facility incur interest based on the Warsaw Interbank Offered Rate plus a margin. Receivables transferred under the Poland Facility do not qualify for sale accounting. Therefore, any advances outstanding under this program are recorded as debt on the consolidated balance sheets. The Company had no outstanding advances under the Poland Facility as of August 31, 2025 or 2024.

Commitment Letter

In connection with pending acquisitions, the Company entered into a commitment letter (the "Commitment Letter") dated October 15, 2025, with Bank of America, N.A. ("Bank of America"), BofA Securities, Inc. ("BofA"), and Citigroup Global Markets Inc. ("Citi"), pursuant to which Bank of America and Citi agreed to provide a 364-day senior unsecured bridge facility in aggregate principal amount of up to $1.85 billion (the "Bridge Facility") and a senior secured revolving credit facility in the aggregate principal amount of $600.0 million (the "Backstop Facility"), subject to customary terms and conditions. See Note

20, Subsequent Events, in Part II, Item 8 of this Annual Report for information regarding the Company's pending acquisitions and the Commitment Letter.

NOTE 9. NEW MARKETS TAX CREDIT TRANSACTIONS

During 2016 and 2017, the Company entered into three New Markets Tax Credit ("NMTC") transactions with U.S. Bancorp Community Development Corporation, a Minnesota corporation ("USBCDC"). The NMTC transactions supported the construction and equipping of the micro mill in Durant, Oklahoma, as well as a rebar spooler and an automated T-post shop located on the same site.

The transactions qualified through the New Markets Tax Credit program provided for in the Community Renewal Tax Relief Act of 2000 (the "NMTC Program"), as the micro mill, spooler and T-post shop are located in an eligible zone designated by the Internal Revenue Service ("IRS") and were considered eligible business activities for the NMTC Program. Under the NMTC Program, an investor that makes a capital investment, which, in turn, together with leverage loan sources, is used to make a Qualifying Equity Investment ("QEI") in an entity that (i) qualifies as a Community Development Entity ("CDE"), (ii) has applied for and been granted an allocation of a portion of the total federal funds available to fund the credits (an "NMTC Allocation") and (iii) uses a minimum specified portion of the QEI to make a Qualified Low Income Community Investment up to the maximum amount of the CDE’s NMTC Allocation will be entitled to claim, over a period of seven years, federal nonrefundable tax credits in an amount equal to 39% of the QEI amount. NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.

In general, the three NMTC transactions were structured similarly. USBCDC made a capital contribution to an investment fund, and Commonwealth Acquisition Holdings, Inc., a wholly owned subsidiary of the Company ("Commonwealth"), made a loan to the investment fund. The investment fund used the proceeds from the capital contribution and the loan to make a QEI into a CDE, which, in turn, made loans of the QEIs to the operating subsidiaries of the Company with terms similar to the loans by Commonwealth.

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

By its capital contributions to the investment funds (exclusive of Twain Investment Fund 222) (collectively, the "Funds"), USBCDC was entitled to substantially all the benefits derived from the NMTCs. These transactions included a put/call provision whereby the Company was obligated or entitled to repurchase USBCDC’s interest in the Funds at the end of a seven-year period in the case of USBCDC Investment Fund 156, LLC and Twain Investment Fund 249, LLC and an eight-year period in the case of Twain Investment Fund 219, LLC (each of such periods, an "Exercise Period").

In December 2022, the Exercise Period on the first NMTC transaction, USBCDC Investment Fund 156, ended, and the corresponding $17.7 million USBCDC capital contribution was recognized in net sales in the consolidated statements of earnings. In July 2024, the Exercise Period on Twain Investment Fund 249 ended, and the $6.7 million USBCDC capital contribution was recognized in net sales in the consolidated statements of earnings. In March 2025, the Exercise Period on Twain Investment Fund 219 ended, and the remaining $2.8 million USBCDC capital contribution was recognized in net sales in the consolidated statements of earnings.

Additionally, the $2.2 million of capital contributions to Twain Investment Fund 222 resulted in a $2.1 million QEI, which was repaid by the Company at maturity in March 2024.

Direct costs incurred in structuring the transactions were deferred and recognized as expenses over each Exercise Period. Incremental costs to maintain the structures during the compliance periods were recognized as incurred. All NMTC related transactions were fully unwound, and no NMTC related obligations remained outstanding as of August 31, 2025.

NOTE 10. DERIVATIVES

The Company's global operations and product lines expose it to risks from fluctuations in metal prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. One objective of the Company's risk management program is to mitigate these risks using derivative instruments. The Company enters into (i) copper futures and forward contracts to mitigate the risk of unanticipated changes in net earnings due to price volatility, (ii) foreign currency forward contracts that align with the expected settlements for purchases and sales denominated in foreign currencies and (iii) natural gas and electricity commodity derivatives to mitigate the risk related to price volatility in those markets.

The Company designates only those contracts that closely match the terms of the underlying transaction as hedges for accounting purposes. Certain foreign currency and commodity contracts were not designated as hedges for accounting purposes, although management believes these contracts are essential economic hedges.

The Company considers the total notional value of its futures and forward contracts to be the best measure of the volume of derivative transactions. At August 31, 2025 and 2024, the notional values of the Company's commodity contract commitments were $453.4 million and $480.1 million, respectively. At August 31, 2025 and 2024, the notional values of the Company's foreign currency contract commitments were $279.3 million and $225.1 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of August 31, 2025:

Commodity	Position	Total
Copper	Long	261	MT
Copper	Short	6,169	MT
Electricity	Long	2,859,000	MW(h)
Natural Gas	Long	4,832,000	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Million British thermal unit

The following table summarizes the location and fair value amounts of the Company's derivative instruments as reported in the consolidated balance sheets:

(in thousands)	Primary Location	August 31, 2025	August 31, 2024
Derivative assets:
Commodity	Prepaid and other current assets	$14,957	$9,823
Commodity	Other noncurrent assets	43,944	30,402
Foreign exchange	Prepaid and other current assets	4,809	419
Derivative liabilities:
Commodity	Other accrued expenses and payables	$282	$3,445
Commodity	Other noncurrent liabilities	—	157
Foreign exchange	Other accrued expenses and payables	809	1,885
Foreign exchange	Other noncurrent liabilities	12	—

The following table summarizes the effects of derivatives not designated as hedging instruments on the consolidated statements of earnings. All other activity related to these derivatives was immaterial for the periods presented.

		Year Ended August 31,
Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)	Primary Location	2025	2024	2023
Commodity	Cost of goods sold	$1,928	$(10,195)	$(3,028)
Foreign exchange	SG&A expenses	11,865	6,974	12,265

The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the consolidated statements of comprehensive income and consolidated statements of earnings. The amounts presented exclude the effects of foreign currency translation adjustments.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Gain (Loss) Recognized in OCI, Net of Income Taxes (in thousands)	Year Ended August 31,
	2025	2024	2023
Commodity	$16,926	$(129,709)	$6,367
Foreign exchange	18	31	28

Gain on Derivatives Designated as Cash Flow Hedging Instruments Reclassified from AOCL into Net Earnings (in thousands)		Year Ended August 31,
	Primary Location	2025	2024	2023
Commodity	Cost of goods sold	$6,661	$2,031	$11,325
Foreign exchange	SG&A expenses	143	250	244

The Company's natural gas and electricity derivatives accounted for as cash flow hedging instruments have maturities extending to August 2028 and December 2034, respectively. As of August 31, 2025, the AOCL balance included an estimated net gain of $10.1 million from cash flow hedging instruments which is expected to be reclassified into net earnings within the twelve months following August 31, 2025. Cash flows associated with these instruments are recorded as operating activities in the consolidated statements of cash flows. See Note 11, Fair Value, for the fair value of derivative instruments recorded in the consolidated balance sheets.

NOTE 11. FAIR VALUE

The Company has established a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest-level input that is significant to the fair value measurement. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for definitions of the three levels within the hierarchy.

The Company presents the fair value of its derivative contracts on a net-by-counterparty basis when a legal right to offset exists under an enforceable netting agreement. The following table summarizes the Company's financial assets and financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of August 31, 2025:
Assets:
Investment deposit accounts(1)	$902,106	$902,106	$—	$—
Commodity derivative assets	58,901	5,458	—	53,443
Foreign exchange derivative assets	4,809	—	4,809	—
Liabilities:
Commodity derivative liabilities	282	282	—	—
Foreign exchange derivative liabilities	821	—	821	—

As of August 31, 2024:
Assets:
Investment deposit accounts(1)	$718,110	$718,110	$—	$—
Commodity derivative assets	40,225	2,196	—	38,029
Foreign exchange derivative assets	419	—	419	—
Liabilities:
Commodity derivative liabilities	3,602	3,602	—	—
Foreign exchange derivative liabilities	1,885	—	1,885	—
__________________________________
(1) Investment deposit accounts are short-term in nature, and the value is based on principal plus interest.

As of August 31, 2025, the Company had three Level 3 commodity derivatives with the same counterparty. The fair value of the Level 3 commodity derivatives is estimated using internally developed discounted cash flow models that rely on significant unobservable inputs. The Company forecasts future energy rates using a range of historical prices (the "floating rate"), which is the only significant unobservable input used in the Company's discounted cash flow models. Significant variations in the floating rate could materially impact the fair value measurement. The following table summarizes the range of floating rates used to measure the fair value of the Level 3 commodity derivatives at August 31, 2025 and 2024, which are applied uniformly across each of the Company's Level 3 commodity derivatives:

	Floating Rate (PLN)
	Low	High	Average
August 31, 2025	346	563	436
August 31, 2024	324	510	405

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the consolidated statements of comprehensive income. Amounts are shown before income taxes. The fluctuation in energy rates over time may cause volatility in the fair value estimate and was the primary reason for unrealized gains and losses in OCI in 2025, 2024 and 2023.

(in thousands)	Level 3 Commodity Derivatives
Balance, September 1, 2022	$143,500
Unrealized holding gain before reclassification(1)	62,706
Reclassification for gain included in net earnings(2)	(11,781)
Balance at August 31, 2023	194,425
Unrealized holding loss before reclassification(1)	(148,533)
Reclassification for gain included in net earnings(2)	(7,863)
Balance at August 31, 2024	38,029
Unrealized holding gain before reclassification(1)	24,721
Reclassification for gain included in net earnings(2)	(9,307)
Balance at August 31, 2025	$53,443
__________________________________
(1) Unrealized holding gains (losses), net of foreign currency translation, less amounts reclassified, are included in net unrealized holding gain (loss) on derivatives in the consolidated statements of comprehensive income.
(2) Realized gains included in net earnings are recorded in cost of goods sold in the consolidated statements of earnings.

During the fourth quarter of 2024, the Company committed to a plan to sell a rebar fabrication facility within the North America Steel Group segment and determined that the disposal group met the criteria to be classified as held for sale. Accordingly, the Company classified $17.5 million of assets and $4.1 million of liabilities as held for sale within the Company's consolidated balance sheet as of August 31, 2024. The liabilities held for sale were included in other accrued expenses and payables. Upon concluding that the disposal group met the held for sale criteria, the Company recorded an impairment charge of $6.6 million to record the disposal group at the lower of its carrying value or fair value less costs to sell. The Company determined the fair value of the disposal group using a Level 2 input, based on a quoted price in an inactive market. There were no other material nonrecurring fair value remeasurements in 2025 or 2024.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $1.2 billion and $1.1 billion, respectively, at August 31, 2025, and $1.0 billion and $962.8 million, respectively, at August 31, 2024. The fair values were estimated based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, so their carrying values approximate fair values.

NOTE 12. INCOME TAX

The components of earnings before income taxes were as follows:

	Year Ended August 31,
(in thousands)	2025	2024	2023
United States	$61,897	$631,592	$1,095,099
Foreign	45,648	4,079	26,868
Total	$107,545	$635,671	$1,121,967

The income taxes included in the consolidated statements of earnings were as follows:

	Year Ended August 31,
(in thousands)	2025	2024	2023
Current:
United States	$83,897	$143,462	$168,399
Foreign	8,371	163	6,089
State and local	20,669	18,035	32,916
Current taxes	112,937	161,660	207,404
Deferred:
United States	(76,005)	(8,075)	46,008
Foreign	1,126	(7,684)	(847)
State and local	(15,175)	4,279	9,642
Deferred taxes	(90,054)	(11,480)	54,803
Total income taxes	$22,883	$150,180	$262,207

A reconciliation of the federal statutory rate to the Company's effective income tax rate, including material items impacting the effective income tax rate, is presented below:

	Year Ended August 31,
(in thousands)	2025	2024	2023
Income tax expense at statutory rate	$22,584	$133,491	$235,613
State and local taxes(1)	4,341	17,629	33,621
Research and development credit(1)	(7,255)	(1,151)	(7,986)
Foreign rate differential	(1,344)	513	(1,365)
Interest expense related to uncertain tax positions	1,314	2,154	1,052
Non-deductible compensation	1,300	1,651	1,825
Nontaxable gain	(2,131)	(1,786)	(1,055)
TCJA - Toll charge and related foreign tax credits	(2,766)	—	—
Other	6,840	(2,321)	502
Income tax expense	$22,883	$150,180	$262,207
Effective income tax rate	21.3%	23.6%	23.4%
__________________________________
(1) 2025, 2024 and 2023 include impacts of uncertain tax positions.

The Company plans to repatriate the current and future earnings from the Europe Steel Group segment and certain immaterial foreign jurisdictions in the Emerging Businesses Group segment and has recorded an immaterial amount of tax expense related to such earnings. The Company considers the undistributed earnings of the Europe Steel Group segment prior to August 31, 2019 and all other undistributed earnings of the Emerging Businesses Group segment to be indefinitely reinvested and has not recorded deferred tax liabilities on such earnings.

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	August 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating losses and credits	$273,140	$278,855
Capitalized research and development	53,651	57,597
ROU operating lease liabilities	41,352	41,838
Deferred compensation and employee benefits	33,905	32,377
Reserves and other accrued expenses	11,924	13,839
Litigation-related reserve	88,756	—
Other	7,300	19,122
Total deferred tax assets	510,028	443,628
Valuation allowance for deferred tax assets	(253,196)	(256,826)
Deferred tax assets, net	256,832	186,802
Deferred tax liabilities:
Property, plant and equipment	(335,705)	(353,439)
Intangible assets	(32,444)	(37,233)
ROU operating lease assets	(40,922)	(41,463)
Derivatives	(11,889)	(6,850)
Other	(13,349)	(13,093)
Total deferred tax liabilities	(434,309)	(452,078)
Net deferred tax liabilities	$(177,477)	$(265,276)

Net operating losses giving rise to deferred tax assets consist of $269.3 million of state net operating losses and $915.0 million of foreign net operating losses that expire in varying amounts beginning in 2026 (with certain amounts having indefinite carryforward periods). These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The Company's valuation allowances primarily relate to net operating loss and credit carryforwards in certain state and foreign jurisdictions for which utilization is uncertain.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is presented below:

(in thousands)	2025	2024	2023
Balance at September 1,	$45,721	$44,165	$29,747
Change for tax positions of current year	—	—	14,792
Change for tax positions of prior years	8,000	1,556	(374)
Reductions due to lapse of statute of limitations	(9,486)	—	—
Balance at August 31,(1)	$44,235	$45,721	$44,165
__________________________________
(1) The full balance of unrecognized income tax benefits in each year, if recognized, would have impacted the Company’s effective income tax rate at the end of each respective year.

At August 31, 2025 and 2024, the Company had accrued interest and penalties related to uncertain tax positions of $5.8 million and $4.1 million, respectively.

During 2026, the Company anticipates the statute of limitations relating to positions of the Company in prior year income tax returns may lapse. As a result, it is reasonably possible that the amount of unrecognized tax benefits may decrease by $12.6 million.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. A summary of fiscal years open to examination is presented below.

U.S. Federal — 2022 and forward
U.S. States — 2021 and forward
Foreign — 2020 and forward

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law, introducing significant amendments to U.S. tax legislation with varying effective dates. Key provisions that impact CMC include the expansion of bonus depreciation, accelerated expensing of research and development costs and revisions to international tax regimes. CMC has incorporated these amendments into its fiscal 2025 tax provision, as applicable, and there was no material impact to the Company's income tax expense or effective tax rate. The Company continues to evaluate the legislation.

NOTE 13. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and nonqualified stock options, restricted stock awards and performance-based awards. The Compensation Committee of the Board (the "Compensation Committee") approves all awards granted under the Company's stock-based compensation plans. Stock-based compensation expense for 2025, 2024 and 2023 of $37.1 million, $45.1 million and $60.5 million, respectively, was primarily included in SG&A expenses on the consolidated statements of earnings. Total tax benefits recognized in the consolidated statements of earnings related to stock-based compensation expense were $7.9 million, $10.6 million and $14.2 million for the years ended August 31, 2025, 2024 and 2023, respectively. As of August 31, 2025, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $20.6 million, which is expected to be recognized over a weighted average period of 1.42 years.
Restricted Stock Units

Restricted stock units issued under the Company's stock-based compensation plans may not be sold, transferred, pledged or assigned until service-based restrictions lapse. The restricted stock units generally vest and are converted to shares of the Company's common stock in three equal installments on each of the first three anniversaries of the date of grant. Generally, upon termination of employment, restricted stock units that have not vested are forfeited. Other than awards granted to certain executives, which continue to vest following qualifying retirement, a pro-rata portion of the unvested awards will vest and become payable upon death, disability or qualifying retirement.

The estimated fair value of the restricted stock units is based on the closing price of the Company's common stock on the date of grant, discounted for the expected dividend yield through the vesting period. Compensation cost related to the restricted stock units is recognized ratably over the service period and is recorded in equity on the consolidated balance sheets.

Performance Stock Units

Performance stock units issued under the Company's stock-based compensation plans may not be sold, transferred, pledged or assigned until service-based restrictions lapse and any performance objectives have been attained as established by the Compensation Committee. Performance stock units have a three-year performance period that includes the fiscal year in which the awards were granted and the succeeding two fiscal years (the "performance period"). Recipients of these awards generally must be actively employed by and providing services to the Company on the last day of the performance period in order to receive an award payout. Performance stock units that have not vested are generally forfeited upon termination of employment. Other than awards granted to certain executives, which continue to vest following qualifying retirement, a pro-rata portion of the performance stock units vests and becomes payable at the end of the performance period upon death, disability or qualifying retirement.

Compensation cost for performance stock units is accrued based on the probable outcome of specified performance conditions, net of estimated forfeitures. The Company accrues compensation cost if it is probable that the performance conditions will be met. The Company reassesses the probability of meeting the specified performance conditions at the end of each reporting period and adjusts compensation cost, as necessary, based on the probability of achieving those conditions. If they are not met at the end of the performance period, the Company reverses the related compensation cost.

Performance stock units awarded are settled in shares of the Company's common stock. Award payouts range from a threshold of 50% to a maximum of 200% for each portion of the target awards. The fair value of these performance stock units is measured each reporting period and is recognized ratably over the performance period.

Performance targets established by the Compensation Committee for performance stock units were weighted 75% based on the Company's cumulative EBITDA targets and positive return on invested capital during the performance period, as approved by the Board in the respective year's business plan, and 25% based on a three-year relative total stockholder return metric. EBITDA, as used in this context, reflects the definition approved by the Compensation Committee of the Board of Directors in the respective year’s business plan for compensation purposes and may differ from the Company’s adjusted EBITDA disclosed elsewhere in this Annual Report.

The performance stock units associated with the Company's cumulative EBITDA targets and positive return on invested capital were classified as liability awards on the date of grant and are included in other accrued expenses and payables on the consolidated balance sheets until the start of the third year within the performance period. Upon entering the third year within the performance period when the final EBITDA target is set, the liability awards are reclassified as equity awards. The performance stock units associated with the total stockholder return metric were included in equity on the consolidated balance sheets on the date of grant and measured at fair value using the Monte Carlo pricing model.

The following table summarizes the total liability awards and equity awards granted:

	Restricted Stock Awards/Units	Performance Awards
2023 grants	633,898	335,746
2024 grants	524,943	244,931
2025 grants	521,295	226,405

As of August 31, 2025, the Company had 2,607,024 shares of common stock available for future grants under its long-term equity incentive plan.

Information for restricted stock units and performance stock units accounted for as equity awards is presented below:

	Number	Weighted Average Fair Value
Outstanding as of August 31, 2022	1,993,630	$27.59
Granted(1)	1,438,695	36.88
Vested	(1,621,002)	25.32
Forfeited	(33,732)	36.65
Outstanding as of August 31, 2023	1,777,591	37.01
Granted(1)	1,084,719	47.73
Vested	(1,256,412)	38.03
Forfeited	(57,312)	41.95
Outstanding as of August 31, 2024	1,548,586	43.52
Granted(1)	1,060,413	48.13
Vested	(1,132,335)	39.05
Forfeited	(107,459)	48.72
Outstanding as of August 31, 2025	1,369,205	$50.37
_______________________________
(1) Includes grants related to (i) all restricted stock units accounted for as equity awards, (ii) performance stock units accounted for as equity awards on the date of grant and (iii) performance stock units reclassified from liability awards to equity awards in the applicable year, which is the third year of the respective performance period for such performance stock units.

The total fair value of shares vested during 2025, 2024 and 2023 was $44.2 million, $47.8 million and $41.0 million, respectively.

The Company granted 172,992 and 188,453 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during 2025 and 2024, respectively. As of August 31, 2025, the Company had 337,508 equivalent shares of awards outstanding and expects 331,623 equivalent shares to vest.

Stock Purchase Plan

Almost all U.S. resident employees may participate in the Company's employee stock purchase plan. In 2024 and 2023, each eligible employee could purchase up to 500 shares annually. In 2025, each eligible employee could purchase shares equal to up to 15% of their annual compensation, not to exceed the IRS allowable limit. The Board established a 15% purchase discount based on market prices on specified dates for 2025, 2024 and 2023. Yearly activity of the stock purchase plan is presented below:

	Year Ended August 31,
	2025	2024	2023
Shares subscribed	235,065	259,500	272,980
Price per share	$42.97	$42.16	$41.31
Shares purchased	222,154	238,850	248,080
Price per share	$42.23	$41.31	$29.90
Shares available for future issuance	1,215,000

NOTE 14. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution 401(k) retirement plan. The tax-qualified defined contribution plan is maintained, and contributions are made, in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives benefits pursuant to its Benefit Restoration Plan ("BRP") equal to amounts that would have been available under the tax qualified ERISA plan but were subject to the limitations of ERISA, tax laws and regulations. Company expenses for these plans, a portion of which are discretionary, totaled $46.6 million, $46.9 million and $40.4 million for 2025, 2024 and 2023, respectively, of which $28.3 million, $27.7 million and $26.1 million were recorded in cost of goods sold and the remainder was recorded in SG&A expenses in the consolidated statements of earnings.

The deferred compensation liability under the BRP was $43.4 million and $48.8 million at August 31, 2025 and 2024, respectively, of which $38.0 million and $44.3 million, respectively, was included in other noncurrent liabilities, and the remainder was included in other accrued expenses and payables on the consolidated balance sheets. Though under no obligation to fund the BRP, the Company has segregated assets in a trust with a value of $67.5 million and $67.0 million at August 31, 2025 and 2024, respectively, and such assets were included in other noncurrent assets on the consolidated balance sheets. The net holding gain on these segregated assets was $10.1 million, $8.5 million and $5.0 million in 2025, 2024 and 2023, respectively, and was included in net sales in the consolidated statements of earnings.

U.K. Pension Plan

In 2022, the Company acquired a partially funded defined benefit pension plan in the United Kingdom (the "U.K.") (the "U.K. Pension Plan"). The U.K. Pension Plan provides retirement benefit payments for participating retired employees and their spouses, and was closed to new participants prior to the acquisition. The Company’s funding policy for the U.K. Pension Plan is to contribute annually the amount necessary to provide for benefits based on accrued service and meet the minimum contributions required by applicable regulations.

U.S. Pension Plan

In 2019, the Company acquired a partially funded defined benefit pension plan in the U.S. (the "U.S. Pension Plan"), which was closed to new participants prior to the acquisition. In October 2022, the Company terminated its U.S. Pension Plan. As part of the termination, the Company made a contribution of $4.1 million. Plan assets were liquidated to purchase annuity contracts with an insurance company for all participants. The Company recognized a $4.2 million settlement charge as a result of the termination, including an immaterial non-cash charge for unrecognized losses within accumulated other comprehensive loss as of the termination date. The $4.2 million settlement charge was included in SG&A expenses in the consolidated statements of earnings during 2023. All other components of net periodic benefit cost recognized in the consolidated statements of earnings and changes in plan assets and benefits obligations recorded in OCI were immaterial in 2023. No benefit obligation or plan assets related to the U.S. Pension Plan remain.

The following tables present a reconciliation of the beginning and ending balances of the pension benefit obligation and the fair value of plan assets resulting from the U.K. Pension Plan and the related amounts recognized in the consolidated balance sheets as of August 31, 2025 and 2024:

	U.K. Pension Plan
(in thousands)	2025	2024
Benefit obligation at beginning of year	$53,192	$50,900
Interest cost	2,539	2,615
Actuarial (gain) loss	(6,613)	794
Benefits paid	(3,195)	(2,958)
Foreign currency translation	1,269	1,841
Benefit obligation at end of year	$47,192	$53,192

Fair value of plan assets at beginning of year	$51,415	$49,522
Actual (loss) return on plan assets	(3,096)	2,733
Employer contributions	342	339
Benefits paid	(3,195)	(2,958)
Foreign currency translation	1,264	1,779
Fair value of plan assets at end of year	$46,730	$51,415
Funded status at end of year liability recognized in the consolidated balance sheets as of August 31,	$(462)	$(1,777)

Amounts recognized in AOCL as of August 31,
Net actuarial loss	$13,711	$15,981
Weighted average assumptions used to determine benefit obligations are detailed below:

	U.K. Pension Plan
	2025	2024
Effective discount rate for benefit obligations	5.9%	5.0%

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels.

Net periodic benefit cost (gain) are recorded in SG&A expenses within the consolidated statements of earnings. Components of net periodic benefit cost (gain) and other supplemental information are detailed below:

	U.K. Pension Plan
	Year Ended August 31,
(in thousands)	2025	2024	2023
Interest cost	$2,539	$2,615	$2,261
Expected return on plan assets	(1,895)	(2,065)	(2,589)
Amortization of unrecognized net actuarial loss	648	622	—
Total net periodic benefit cost (gain)	$1,292	$1,172	$(328)

Other changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gain) loss arising during measurement period	$(2,270)	$(496)	$10,811

Weighted average assumptions used to determine net periodic benefit costs (gains) are detailed below:

	U.K. Pension Plan
	2025	2024	2023
Effective rate for interest on benefit obligations	5.0%	5.3%	4.3%
Expected long-term rate of return	4.7%	5.0%	4.6%

The Company determines the discount rates used to measure liabilities as of the August 31 measurement date, which is also the date used for the related annual measurement assumptions. The discount rates reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. For the U.K. Pension Plan, the Company sets its discount rate by reference to a corporate bond yield curve derived from AA rated U.K. corporate bonds. The single equivalent discount rate is equivalent to applying the full yield curve approach to each future year's projected benefit cash flow.

The expected return assumptions are based on the strategic asset allocation of each plan and long-term capital market return expectations. For the U.K. Pension Plan, the interest cost calculation is determined by applying the single equivalent discount rate to the discounted value of the year-by-year projected benefit payments. The single equivalent discount rate does not affect the measurement of the total benefit obligation.

The Company plans to make immaterial contributions to the U.K. Pension Plan in 2026. Future contributions will depend on market conditions, interest rates and other factors.

Plan Assets

Plan assets consist primarily of public equity, corporate and government bonds. The principal investment objectives are to achieve, over the long term, a return on the plan assets that is consistent with the assumptions made by the plan actuaries in determining the funding of the plans, to ensure that sufficient liquid assets are available to meet benefit payments as they are due and to consider the interest of the Company in relation to the size and volatility of the Company's contribution requirements. Each asset class has broadly diversified characteristics. Asset and benefit obligation forecasting studies are conducted periodically, generally every two to three years, or when significant changes have occurred in market conditions, benefits, participant demographics or funded status.

The U.K. Pension Plan's weighted average target allocation ranges and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories, are detailed below:

	Pension Assets
	Target Percent			2025	2024
Fixed income securities	95.0%	to	100%	98.9%	99.6%
Cash and other	—	to	5.0	1.1	0.4
Total				100%	100%

Investment Valuation

Investments are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability at the measurement date. Fixed income securities are valued at the yields currently available on comparable securities of issuers with similar credit ratings. Purchases and sales of securities are recorded as of the trade date. Realized gains and losses on sales of securities are determined based on average cost. Interest income is recognized on the accrual basis. Dividend income is recognized on the ex-dividend date. Non-interest-bearing cash is valued at cost, which approximates fair value.

Fair Value Measurements

The following table presents the fair value of the plan assets by asset class for the U.K. Pension Plan as of August 31, 2025 and 2024. Level 1 assets consist of cash and cash equivalents. Level 2 assets include funds invested in bonds and fixed income securities. The Company had no level 3 assets as part of its U.K. Pension Plan as of August 31, 2025 or 2024.

		Fair Value at Measurement Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of August 31, 2025:
Fixed income securities	$46,201	$—	$46,201	$—
Cash	529	529	—	—
Fair value of U.K. Pension Plan assets	$46,730

As of August 31, 2024:
Fixed income securities	$51,194	$—	$51,194	$—
Cash and other	221	—	221	—
Fair value of U.K. Pension Plan assets	$51,415

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

Future Pension Benefit Payments

The following table provides the estimated aggregate pension benefit payments that are payable from the U.K. Pension Plan to participants in future years:

(in thousands)	U.K. Pension Plan
2026	$3,388
2027	3,471
2028	3,556
2029	3,642
2030	3,730
2031 through 2035	20,056

NOTE 15. CAPITAL STOCK

Treasury Stock

In October 2021, the Board approved a share repurchase program under which CMC was authorized to repurchase up to $350.0 million of shares of common stock. In January 2024, the Board authorized an increase of $500.0 million to the existing share repurchase program. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. During 2025, 2024 and 2023, the Company repurchased 3,913,560, 3,499,225 and 2,309,452 shares of CMC common stock, respectively, at average purchase prices of $50.80, $52.28 and $43.91 per share, respectively. CMC was authorized to purchase $205.0 million of common stock at August 31, 2025.

Preferred Stock

The Company has 2,000,000 shares of preferred stock, par value of $1.00 per share, authorized. The Company may issue preferred stock in series, and the shares of each series may have such rights and preferences as determined by the Board when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

NOTE 16. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed using the weighted average shares of common stock outstanding during the period. Restricted stock is included in the number of shares of common stock issued and outstanding, but excluded from the basic EPS calculation until the shares vest. Diluted EPS is computed based on the weighted average shares of common stock and the effect of dilutive securities outstanding during the period using the treasury stock method. The effect of dilutive securities includes the impact of outstanding stock-based incentive awards and shares purchased by employees through participation in the Company's employee stock purchase plan.

The calculations of basic and diluted EPS were as follows:

	Year Ended August 31,
(in thousands, except share and per share data)	2025	2024	2023
Net earnings	$84,662	$485,491	$859,760

Average basic shares outstanding	112,994,381	115,844,977	117,077,703
Effect of dilutive securities	1,092,369	1,307,575	1,528,568
Average diluted shares outstanding	114,086,750	117,152,552	118,606,271

Earnings per share:
Basic	$0.75	$4.19	$7.34
Diluted	0.74	4.14	7.25

Anti-dilutive shares not included in the table above were immaterial for all periods presented.

NOTE 17. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

Legal Proceedings

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. On September 29, 2025, the Northern District Court denied this post-trial motion, upholding the jury’s verdict. The Company is confident it conducted its business appropriately and intends to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned, including by filing an appeal with the U.S. Court of Appeals for the Ninth Circuit within the statutory period. In the meantime, as a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the consolidated financial statements. In the year ended August 31, 2025, the Company reported $362.3 million of litigation expense in the consolidated statements of earnings, which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. This amount was classified as a current liability in the consolidated balance sheet as of August 31, 2025 because the timing of the potential payment is uncertain. All other legal expenses for the year ended August 31, 2025 and 2024 are reported within SG&A expenses. If the verdict and judgment are overturned through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. The Company's litigation defense costs are expensed as incurred. Although the Company is vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the losses incurred in connection with this litigation would have a material adverse effect on our liquidity and financial condition.

On March 13, 2022, PSG filed a second suit in the San Diego County Superior Court of California alleging that CMC Steel Fabricators, Inc., CMC Steel US, LLC, and CMC Rebar West (which later merged into CMC Steel Fabricators, Inc.) violated California state antitrust and unfair competition laws by bidding below their costs for rebar furnish-and-install projects in California to hamper PSG's ability to win jobs and reduce PSG’s profitability. These allegations were initially brought in PSG's lawsuit in the Northern District Court, but were dismissed without prejudice by the Northern District Court for lack of jurisdiction. This second lawsuit was later removed to the U.S. District Court for the Southern District of California (the "Southern District Court"). There, PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages of approximately $29 million for alleged lost profits, pre-judgment interest, fees and costs. Fact and expert discovery are substantially complete. On November 12, 2024, CMC Steel Fabricators, Inc., CMC Steel US, LLC and CMC Rebar West filed a motion for summary judgment, which was subsequently denied on September 29, 2025. This ruling does not represent a determination on the merits of the case. As of the date of this Annual Report, no trial has been scheduled. The Company is confident it conducted its business appropriately, believes it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

Other Matters

At August 31, 2025 and 2024, the amounts accrued for cleanup and remediation costs at certain sites in response to notices, actions and agreements under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $3.4 million as of both August 31, 2025 and 2024, of which $1.9 million was classified as other noncurrent liabilities at both August 31, 2025 and 2024. These amounts have not been discounted to present value. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

NOTE 18. ACCRUED EXPENSES AND OTHER PAYABLES

Significant accrued expenses and other payables are presented below:

	Year Ended August 31,
(in thousands)	2025	2024
Salaries and incentive compensation	$150,893	$118,462
Worker's compensation and general liability insurance	78,530	64,539
Taxes other than income taxes	48,705	40,193
Utilities	21,394	17,595

NOTE 19. SEGMENT INFORMATION

The Company's operating segments engage in business activities from which they may earn revenues and incur expenses and for which discrete financial information is available. The Company's CODM is the President and Chief Executive Officer. The CODM uses adjusted EBITDA to evaluate the underlying operational performance of the Company’s reportable segments and to guide strategic decisions aligned with Company-wide objectives, as it provides a consistent and comparable view of operating results across segments. In doing so, the CODM considers the performance of this measure relative to historical, planned and forecasted financial information when making decisions about capital and personnel allocation.

Adjusted EBITDA is the sum of the Company's earnings before interest expense, income taxes, depreciation and amortization expense, impairment expense and unrealized gains and losses on undesignated commodity hedges. During the fourth quarter of 2025, the Company modified its method of calculating adjusted EBITDA to exclude the impact of unrealized gains and losses on undesignated commodity derivatives. This change was primarily driven by heightened volatility in copper forward markets, which introduced significant non-cash fluctuations unrelated to core operations. By removing this volatility, the revised metric provides a more representative view of operating performance and cash-generating capability. The Company has recast adjusted EBITDA for all periods presented in this Annual Report to conform to the new presentation.

The Company structures its business into the following three reportable segments: North America Steel Group, Emerging Businesses Group and Europe Steel Group. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's BRP assets and short-term investments, expenses of the Company's corporate headquarters, litigation-related expenses, interest expense related to long-term debt, other revenue resulting from the Company's NMTC transactions and intercompany eliminations. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense.

The following tables present net sales and the significant expense categories that are included in adjusted EBITDA and regularly provided to the Company's CODM:

	Year Ended August 31, 2025
(in thousands)	North America Steel Group	Emerging Businesses Group	Europe Steel Group	Total
Net sales to external customers	$6,083,849	$747,486	$918,320	$7,749,655
Intersegment net sales	66,953	58,596	2,839	128,388
	$6,150,802	$806,082	$921,159	$7,878,043
Reconciliation of net sales
Corporate and Other, excluding eliminations				48,825
Eliminations				(128,388)
Total consolidated net sales				$7,798,480
Less:
Cost of goods sold	5,286,310	547,607	859,269
Selling, general and administrative expenses	316,900	168,718	27,358
Add:
Depreciation and amortization(1)	197,314	43,744	34,746
Asset impairments(1)	383	4,220	4
Unrealized gain on undesignated commodity hedges(1)	(2,804)	—	—
Adjusted EBITDA reportable segments	$742,485	$137,721	$69,282	$949,488
Reconciliation of profit or loss
Interest expense				45,498
Depreciation and amortization				285,877
Asset impairments				4,607
Unrealized gain on undesignated commodity hedges				(2,804)
Corporate and Other expenses				508,765
Earnings before income taxes				$107,545

Capital expenditures	$323,517	$38,315	$33,613
Assets	$4,306,295	$883,232	$750,370
__________________________________
(1) Depreciation and amortization, asset impairments and unrealized gain on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

	Year Ended August 31, 2024
(in thousands)	North America Steel Group	Emerging Businesses Group	Europe Steel Group	Total
Net sales to external customers	$6,309,730	$717,397	$848,566	$7,875,693
Intersegment net sales	73,376	33,357	3,044	109,777
	$6,383,106	$750,754	$851,610	$7,985,470
Reconciliation of net sales
Corporate and Other, excluding eliminations				50,279
Eliminations				(109,777)
Total consolidated net sales				$7,925,972
Less:
Cost of goods sold	5,319,787	512,883	839,872
Selling, general and administrative expenses	316,224	152,286	23,448
Add:
Depreciation and amortization(1)	192,697	43,945	34,077
Asset impairments(1)	6,558	—	150
Unrealized gain on undesignated commodity hedges(1)	(1,962)	—	—
Adjusted EBITDA reportable segments	$944,388	$129,530	$22,517	$1,096,435
Reconciliation of profit or loss
Interest expense				47,893
Depreciation and amortization				280,367
Asset impairments				6,708
Unrealized gain loss on undesignated commodity hedges				(1,962)
Corporate and Other expenses				127,758
Earnings before income taxes				$635,671

Capital expenditures	$250,599	$20,479	$44,726
Assets	$4,219,603	$861,025	$677,697
__________________________________
(1) Depreciation and amortization, asset impairments and unrealized gain on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

	Year Ended August 31, 2023
(in thousands)	North America Steel Group	Emerging Businesses Group	Europe Steel Group	Total
Net sales to external customers	$6,704,305	$721,746	$1,328,791	$8,754,842
Intersegment net sales	93,522	22,802	2,353	118,677
	$6,797,827	$744,548	$1,331,144	$8,873,519
Reconciliation of net sales
Corporate and Other, excluding eliminations				44,691
Eliminations				(118,677)
Total consolidated net sales				$8,799,533
Less:
Cost of goods sold	$5,302,100	$509,905	$1,290,825
Selling, general and administrative expenses	307,420	136,383	24,500
Add:
Depreciation and amortization(1)	136,391	40,725	32,607
Asset impairments(1)	3,733	—	47
Unrealized loss on undesignated commodity hedges(1)	3,122	—	—
Adjusted EBITDA reportable segments	$1,331,553	$138,985	$48,473	$1,519,011
Reconciliation of profit or loss
Interest expense				40,127
Depreciation and amortization				218,830
Asset impairments				3,780
Unrealized loss on undesignated commodity hedges				3,122
Corporate and Other expenses				131,185
Earnings before income taxes				$1,121,967

Capital expenditures	$535,927	$19,986	$37,600
Assets	$4,166,521	$874,330	$927,468
__________________________________
(1) Depreciation and amortization, asset impairments and unrealized loss on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

The following tables present a reconciliation of certain financial information to consolidated totals for the reportable segments:

	Year Ended August 31, 2025
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$275,804	$10,073	$285,877
Asset impairments	4,607	—	4,607
Capital expenditures	395,445	7,376	402,821
Assets	5,939,897	1,231,937	7,171,834

	Year Ended August 31, 2024
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$270,719	$9,648	$280,367
Asset impairments	6,708	—	6,708
Capital expenditures	315,804	8,467	324,271
Assets	5,758,325	1,059,514	6,817,839

	Year Ended August 31, 2023
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$209,723	$9,107	$218,830
Asset impairments	3,780	—	3,780
Capital expenditures	593,513	13,152	606,665
Assets	5,968,319	670,775	6,639,094

The following tables display net sales to external customers by reportable segment and Corporate and Other, disaggregated by major product:

	Year Ended August 31, 2025
(in thousands)	North America Steel Group	Emerging Businesses Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$1,305,753	$—	$22,859	$—	$1,328,612
Steel products	2,564,107	—	727,372	—	3,291,479
Downstream products	1,993,761	163,409	129,841	—	2,287,011
Construction products	—	304,130	—	—	304,130
Ground stabilization solutions	—	261,738	—	—	261,738
Other	220,228	18,209	38,248	48,825	325,510
Net sales to external customers	6,083,849	747,486	918,320	48,825	7,798,480
Intersegment net sales, eliminated in consolidation	66,953	58,596	2,839	(128,388)	—
Net sales	$6,150,802	$806,082	$921,159	$(79,563)	$7,798,480

	Year Ended August 31, 2024
(in thousands)	North America Steel Group	Emerging Businesses Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$1,311,995	$—	$17,943	$—	$1,329,938
Steel products	2,564,472	—	672,886	—	3,237,358
Downstream products	2,217,621	157,644	121,431	—	2,496,696
Construction products	—	290,304	—	—	290,304
Ground stabilization solutions	—	250,941	—	—	250,941
Other	215,642	18,508	36,306	50,279	320,735
Net sales to external customers	6,309,730	717,397	848,566	50,279	7,925,972
Intersegment net sales, eliminated in consolidation	73,376	33,357	3,044	(109,777)	—
Net sales	$6,383,106	$750,754	$851,610	$(59,498)	$7,925,972

	Year Ended August 31, 2023
(in thousands)	North America Steel Group	Emerging Businesses Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$1,324,373	$—	$21,010	$—	$1,345,383
Steel products	2,776,572	—	1,069,130	—	3,845,702
Downstream products	2,417,045	118,321	194,414	—	2,729,780
Construction products	—	332,940	—	—	332,940
Ground stabilization solutions	—	256,148	—	—	256,148
Other	186,315	14,337	44,237	44,691	289,580
Net sales to external customers	6,704,305	721,746	1,328,791	44,691	8,799,533
Intersegment net sales, eliminated in consolidation	93,522	22,802	2,353	(118,677)	—
Net sales	$6,797,827	$744,548	$1,331,144	$(73,986)	$8,799,533

The Company allocates net sales to external customers based on the location of the customer. The following table presents net sales by geographic area of the Company's customers:

	Year Ended August 31,
(in thousands)	2025	2024	2023
Geographic area:
United States	$6,216,096	$6,465,388	$6,894,990
Poland	617,623	583,320	941,806
Other	964,761	877,264	962,737
Net sales	$7,798,480	$7,925,972	$8,799,533
The following table presents long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	August 31,
(in thousands)	2025	2024	2023
Geographic area:
United States	$2,650,327	$2,499,949	$2,343,606
Poland	256,248	236,326	209,966
Other	37,780	43,026	39,704
Total long-lived assets, net	$2,944,355	$2,779,301	$2,593,276

NOTE 20. SUBSEQUENT EVENTS

On September 17, 2025, the Company entered into an Equity Purchase Agreement to acquire Concrete Pipe and Precast, LLC ("CP&P"), a portfolio company of Eagle Corporation, and a leading supplier of precast concrete solutions to the U.S. Mid-Atlantic and South Atlantic markets, for aggregate consideration of $675.0 million, subject to customary purchase price adjustments. The transaction will be funded with cash on hand and is not contingent on any financing arrangements. The transaction is subject to customary regulatory review and closing conditions.

On October 15, 2025, the Company entered into a Securities Purchase Agreement (the "Foley Purchase Agreement") to acquire Foley Products Company, LLC ("Foley"), a leading provider of precast concrete products and reinforced concrete pipe to southeastern and western U.S., for aggregate consideration of approximately $1.84 billion, subject to customary purchase price adjustments. The transaction is subject to customary regulatory review and closing conditions.

Concurrently with the execution of the Foley Purchase Agreement, the Company entered into the Commitment Letter with Bank of America, BofA, and Citi, pursuant to which, subject to the terms and conditions set forth therein, Bank of America and Citi agreed to provide the Bridge Facility and the Backstop Facility. The Company may borrow under the Bridge Facility if proceeds from other financing sources sufficient to consummate the Foley acquisition are not available on or prior to closing. Commitments under the Bridge Facility will be reduced by the net cash proceeds received from certain credit facilities or the issuance of certain debt, equity, or equity-linked securities, and upon other specified events, subject to exceptions set forth in the Commitment Letter.

The Backstop Facility is available to replace the outstanding commitments under the Credit Agreement if the Company does not obtain an amendment, waiver, or consent from the requisite lenders under the Credit Agreement to permit the incurrence of loans under the Bridge Facility, if drawn. If drawn, the Backstop Facility will have substantially the same terms as the Credit Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2025.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2025 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2025.

CMC's internal control over financial reporting as of August 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report included in Part II, Item 8 of this Annual Report.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended August 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended August 31, 2025, none of the Company’s directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive proxy statement for our 2026 annual meeting of stockholders (such proxy statement, the "2026 Proxy Statement") with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 with regard to directors is incorporated herein by reference to the 2026 Proxy Statement. Information regarding the Company's executive officers is set forth under the caption "Information About Our Executive Officers" in Part I, Item 1, Business of this Annual Report and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to the 2026 Proxy Statement, except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 about our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated herein by reference to the 2026 Proxy Statement.

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

EXHIBIT
NO.	DESCRIPTION
2.1†	Equity Purchase Agreement, dated September 17, 2025, by and among Commercial Metals Company, Concrete Pipe & Precast, LLC, Eagle Corporation and ECPP, LLC (filed herewith).

2.2†
Securities Purchase Agreement, dated as of October 15, 2025, by and among Commercial Metals Company, The Concrete Company, OCM SSF II Foley Holdings, L.P., FPC Holdco, LLC, OCM SSF II Foley Blocker, LLC and the sellers identified on the signature pages thereto (filed as Exhibit 2.1 to Commercial Metals Company’s Current Report on Form 8-K dated October 16, 2025 and incorporated herein by reference).

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

10(i)(d)
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

10(i)(e)
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

10(ii)(c)*
Form of Amended and Restated Executive Employment Continuity Agreement (filed as Exhibit 10(iii)(b) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020 and incorporated herein by reference).

10(ii)(d)*
Commercial Metals Company 2013 Long-Term Equity Incentive Plan as Amended and Restated effective November 19, 2019 (filed as Exhibit 10.2 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 and incorporated herein by reference).

10(ii)(e)*	Amended and Restated Commercial Metals Company 2013 Cash Incentive Plan effective September 1, 2025 (filed herewith).

10(ii)(f)*
Amended and Restated Terms and Conditions of Employment dated as of October 13, 2023 between Commercial Metals Company and Paul Lawrence (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K dated October 13, 2023 and incorporated herein by reference).

10(ii)(g)*
Amended and Restated Terms and Conditions of Employment dated as of October 13, 2023 between Commercial Metals Company and Jody Absher (filed as Exhibit 10.3 to Commercial Metals Company’s Current Report on Form 8-K dated October 13, 2023 and incorporated herein by reference).

10(ii)(h)*
Amended and Restated Terms and Conditions of Employment dated as of October 13, 2023 between Commercial Metals Company and Jennifer Durbin (filed as Exhibit 10.4 to Commercial Metals Company’s Current Report on Form 8-K dated October 13, 2023 and incorporated herein by reference).

10(ii)(i)*
Terms and Conditions of Employment dated as of October 1, 2024, between Commercial Metals Company and Kekin M. Ghelani (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2024 and incorporated herein by reference).

10(ii)(j)*
Amended and Restated Terms and Conditions of Employment dated as of May 2, 2025, between Commercial Metals Company and Brian Halloran (filed as Exhibit 10.1 to Commercial Metals Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2025 and incorporated herein by reference).

10(ii)(k)*
Terms and Conditions of Employment, dated February 15, 2023, by and between Peter R. Matt and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 and incorporated herein by reference).

10(ii)(l)*
Amendment No. 1 to Terms and Conditions of Employment, dated March 20, 2023, by and between Peter R. Matt and Commercial Metals Company (filed as Exhibit 10.2 to Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 and incorporated herein by reference).

10(ii)(m)*
Amendment No. 2 to Terms and Conditions of Employment, dated July 10, 2023, by and between Peter R. Matt and Commercial Metals Company (filed as Exhibit 10(ii)(s) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2023 and incorporated herein by reference).

10(ii)(n)*	Form of Restricted Stock Unit Award Agreement (filed herewith).

10(ii)(o)*	Form of Performance Award Agreement (filed herewith).

10(ii)(p)*
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

10(ii)(r)
Form of Director and Officer Indemnification Agreement (filed as Exhibit 10(ii)(w) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2024 and incorporated herein by reference).

19
Statement of Company Policy on Insider Trading and Anti-Hedging (filed as Exhibit 19 to Commercial Metal Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2024 and incorporated herein by reference).

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

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5), and the Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request. Certain confidential information has been excluded pursuant to Item 601(b)(2) of Regulation S-K. Such excluded information is not material and is the type that the registrant treats as private or confidential.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Charged to Costs and Expenses	Charged to Other Accounts (2)	Balance at End of Period
Year Ended August 31, 2025
Allowance for doubtful accounts	$3,494	$1,363	$288	$—	$(1,959)	$3,186
Deferred tax valuation allowance	$256,826	$5,826	$—	$(9,456)	$—	$253,196
Year Ended August 31, 2024
Allowance for doubtful accounts	$4,135	$605	$405	$—	$(1,651)	$3,494
Deferred tax valuation allowance	$280,463	$1,537	$—	$(25,174)	$—	$256,826
Year Ended August 31, 2023
Allowance for doubtful accounts	$4,990	$463	$157	$—	$(1,475)	$4,135
Deferred tax valuation allowance	$268,547	$16,514	$—	$(4,598)	$—	$280,463
__________________________________
(1) Recoveries and translation adjustments.
(2) Uncollectible accounts charged to the allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Peter R. Matt
Peter R. Matt
President and Chief Executive Officer
	Date:	October 16, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Peter R. Matt	/s/ Robert S. Wetherbee

Peter R. Matt, October 16, 2025	Robert S. Wetherbee, October 16, 2025
President, Chief Executive Officer and Director	Chairman of the Board
(Principal Executive Officer)

/s/ Sarah E. Raiss	/s/ Charles L. Szews

Sarah E. Raiss, October 16, 2025	Charles L. Szews, October 16, 2025
Director	Director

/s/ John R. McPherson	/s/ Lisa M. Barton

John R. McPherson, October 16, 2025	Lisa M. Barton, October 16, 2025
Director	Director

/s/ Gary E. McCullough	/s/ Dennis V. Arriola

Gary E. McCullough, October 16, 2025	Dennis V. Arriola, October 16, 2025
Director	Director

/s/ Tandra C. Perkins	/s/ Paul J. Lawrence

Tandra C. Perkins, October 16, 2025	Paul J. Lawrence, October 16, 2025
Director	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Dawne S. Hickton	/s/ Lindsay L. Sloan

Dawne S. Hickton, October 16, 2025	Lindsay L. Sloan, October 16, 2025
Director	Vice President and Chief Accounting Officer
(Principal Accounting Officer)