Form 10-Q
period 2025-11-30
COMMERCIAL METALS Co
filed 2026-01-08
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
OR
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
Yes  ☐    No  ☒
As of January 2, 2026, 110,907,418 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
	Three Months Ended November 30,
(in thousands, except share and per share data)	2025	2024
Net sales	$2,120,307	$1,909,602
Costs and operating expenses:
Cost of goods sold	1,713,169	1,601,722
Selling, general and administrative expenses	195,620	177,858
Interest expense	24,848	11,322
Litigation expense	3,735	350,000
Net costs and operating expenses	1,937,372	2,140,902
Earnings (loss) before income taxes	182,935	(231,300)
Income tax expense (benefit)	5,653	(55,582)
Net earnings (loss)	$177,282	$(175,718)

Earnings (loss) per share:
Basic	$1.60	$(1.54)
Diluted	1.58	(1.54)

Average basic shares outstanding	111,068,704	114,053,455
Average diluted shares outstanding	112,252,205	114,053,455
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2025	2024
Net earnings (loss)	$177,282	$(175,718)
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(2,425)	(34,957)
Derivatives:
Net unrealized holding gain	2,833	420
Reclassification for realized gain	(2,349)	(1,356)
Net unrealized gain (loss) on derivatives	484	(936)
Net other comprehensive loss on defined benefit pension plan	(25)	(10)
Total other comprehensive loss, net of income taxes	(1,966)	(35,903)
Comprehensive income (loss)	$175,316	$(211,621)
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	November 30, 2025	August 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,023,038	$1,043,252
Restricted cash	2,009,059	2,652
Accounts receivable (less allowance for doubtful accounts of $4,346 and $3,186)	1,199,746	1,201,680
Inventories, net	951,081	934,310
Prepaid and other current assets	324,367	312,924
Total current assets	5,507,291	3,494,818
Property, plant and equipment, net	2,810,208	2,742,773
Intangible assets, net	204,252	210,815
Goodwill	386,188	386,846
Other noncurrent assets	334,952	336,582
Total assets	$9,242,891	$7,171,834
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$361,419	$358,373
Accrued contingent litigation-related loss	366,007	362,272
Other accrued expenses and payables	457,479	493,879
Current maturities of long-term debt	46,295	44,289
Total current liabilities	1,231,200	1,258,813
Deferred income taxes	175,764	184,645
Other noncurrent liabilities	218,176	225,044
Long-term debt	3,305,262	1,310,006
Total liabilities	4,930,402	2,978,508
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 111,007,693 and 111,189,136 shares	1,290	1,290
Additional paid-in capital	395,375	406,916
Accumulated other comprehensive loss	(27,217)	(25,251)
Retained earnings	4,664,396	4,507,114
Less treasury stock 18,052,971 and 17,871,528 shares at cost	(721,615)	(697,003)
Stockholders' equity	4,312,229	4,193,066
Stockholders' equity attributable to non-controlling interests	260	260
Total stockholders' equity	4,312,489	4,193,326
Total liabilities and stockholders' equity	$9,242,891	$7,171,834
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended November 30,
(in thousands)	2025	2024
Cash flows from (used by) operating activities:
Net earnings (loss)	$177,282	$(175,718)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation and amortization	72,722	70,437
Write-off of committed financing fees	11,563	—
Stock-based compensation	11,236	10,232
Write-down of inventory	2,835	8,950
Unrealized loss (gain) on undesignated commodity hedges	8,063	(2,026)
Unrealized loss (gain) on undesignated foreign exchange hedges	3,867	(2,733)
Deferred income taxes and other long-term taxes	(7,531)	(76,940)
Litigation expense	3,735	350,000
Other	1,878	(185)
Changes in operating assets and liabilities	(81,463)	31,007
Net cash flows from operating activities	204,187	213,024
Cash flows from (used by) investing activities:
Capital expenditures	(125,437)	(118,187)
Proceeds from the sale of property, plant and equipment	324	5,167
Proceeds from insurance	7,619	—
Other	(509)	(467)
Net cash flows used by investing activities	(118,003)	(113,487)
Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	2,000,000	—
Repayments of long-term debt	(9,883)	(10,940)
Debt issuance costs	(5,453)	(38)
Committed financing fees	(11,563)	—
Proceeds from accounts receivable facilities	1,919	13,303
Repayments under accounts receivable facilities	(1,919)	(13,303)
Treasury stock acquired	(38,900)	(50,417)
Tax withholdings related to share settlements, net of purchase plans	(14,122)	(19,560)
Dividends	(20,000)	(20,554)
Net cash flows from (used by) financing activities	1,900,079	(101,509)
Effect of exchange rate changes on cash	(70)	(695)
Increase (decrease) in cash, restricted cash and cash equivalents	1,986,193	(2,667)
Cash, restricted cash and cash equivalents at beginning of period	1,045,904	859,555
Cash, restricted cash and cash equivalents at end of period	$3,032,097	$856,888
See notes to condensed consolidated financial statements.

Supplemental information:	Three Months Ended November 30,
(in thousands)	2025	2024
Cash paid (refund received) for income taxes	$2,876	$(3,031)
Cash paid for interest	14,509	11,270

Noncash activities:
Liabilities related to additions of property, plant and equipment	$32,065	$19,722
Right of use assets obtained in exchange for operating leases	7,127	10,574
Right of use assets obtained in exchange for finance leases	12,081	8,026

Cash and cash equivalents	$1,023,038	$856,104
Restricted cash	2,009,059	784
Total cash, restricted cash and cash equivalents	$3,032,097	$856,888

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended November 30, 2025
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2025	129,060,664	$1,290	$406,916	$(25,251)	$4,507,114	(17,871,528)	$(697,003)	$260	$4,193,326
Net earnings					177,282				177,282
Other comprehensive loss				(1,966)					(1,966)
Dividends ($0.18 per share)					(20,000)				(20,000)
Treasury stock acquired and excise tax						(663,220)	(39,005)		(39,005)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			(28,515)			481,777	14,393		(14,122)
Stock-based compensation			9,096						9,096
Reclassification of share-based liability awards			7,878						7,878
Balance, November 30, 2025	129,060,664	$1,290	$395,375	$(27,217)	$4,664,396	(18,052,971)	$(721,615)	$260	$4,312,489

	Three Months Ended November 30, 2024
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2024	129,060,664	$1,290	$407,232	$(85,952)	$4,503,885	(14,956,607)	$(526,679)	$248	$4,300,024
Net loss					(175,718)				(175,718)
Other comprehensive loss				(35,903)					(35,903)
Dividends ($0.18 per share)					(20,554)				(20,554)
Treasury stock acquired and excise tax						(919,481)	(50,529)		(50,529)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(39,987)			734,575	20,427		(19,560)
Stock-based compensation			7,628						7,628
Reclassification of share-based liability awards			9,909						9,909
Balance, November 30, 2024	129,060,664	$1,290	$384,782	$(121,855)	$4,307,613	(15,141,513)	$(556,781)	$248	$4,015,297
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2025 (the "2025 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the United States ("U.S.") Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings (loss), comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2025 Form 10-K. The results of operations for the three months ended November 30, 2025 are not necessarily indicative of the results expected for the full fiscal year. Any reference in this Quarterly Report on Form 10-Q for the quarter ended November 30, 2025 ("Form 10-Q") to the "corresponding period" relates to the three months ended November 30, 2024. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

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

During the first quarter of 2026, CMC announced the acquisitions of CP&P and Foley (each as defined in Note 2, Changes in Business, below), which resulted in the creation of CMC's precast concrete platform. As a result, CMC changed the name of its Emerging Businesses Group segment to Construction Solutions Group to better reflect the business composition of the segment and more closely align with the strategic priorities of CMC. The name change has no impact on the Company's reporting structure nor on financial information previously reported.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The guidance only impacts disclosures and will not have an impact on the Company's financial condition or results of operations.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). ASU 2025-09 amends certain aspects of the existing hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity's risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026 and interim periods therein using prospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software ("ASU 2025-06"). ASU 2025-06 eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, and permits prospective, modified prospective or retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities ("ASU 2025-10"). ASU 2025-10 adds guidance on the recognition, measurement and presentation of government grants. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, and permits modified prospective, modified retrospective, or full retrospective adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Government Assistance

During the three months ended November 30, 2025, government assistance of $15.6 million, compared to $44.1 million in the corresponding period, was awarded to the Company from a compensation scheme established to provide aid to energy-intensive companies to offset indirect costs of rising carbon emissions rights included in energy costs in Poland. The grants were recognized in the Europe Steel Group segment and recorded as reductions to cost of goods sold in the condensed consolidated statements of earnings (loss). See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2025 Form 10-K, for more information on the government assistance program.
NOTE 2. CHANGES IN BUSINESS
Acquisitions

On December 1, 2025, the Company completed the acquisition of all of the issued and outstanding equity securities of Concrete Pipe and Precast, LLC ("CP&P"), a leading supplier of precast concrete solutions to the U.S. Mid-Atlantic and South Atlantic markets. The total cash purchase price was approximately $675 million, subject to customary purchase price adjustments, and was funded through cash on-hand. Preliminary opening balance sheet information is not yet available for inclusion herein. Operating results for CP&P will be included within the Company's Construction Solutions Group segment.

On December 15, 2025, the Company completed the acquisition of all of the issued and outstanding equity securities of the entities that own Foley Products Company LLC ("Foley" and such transaction, the “Foley Acquisition”). The entities that own Foley are holding companies with no substantial operations. Foley is one of the largest regional suppliers of precast concrete solutions in the U.S. and a leader within the Southeastern U.S. The total cash purchase price was approximately $1.84 billion, subject to customary purchase price adjustments. The Foley Acquisition was funded from a portion of the proceeds of the issuance of the 2033 Notes (as defined below) and the 2035 Notes (as defined below) in November 2025. Gross proceeds from the issuance of the 2033 Notes and the 2035 Notes were deposited in an escrow account at the closing of the offering and were subsequently released in connection with the completion of the Foley Acquisition. Preliminary opening balance sheet information is not yet available for inclusion herein. Operating results for Foley will be included within the Company's

Construction Solutions Group segment. For more information on the 2033 Notes and the 2035 Notes, see Note 7, Credit Arrangements.

Amended and Restated Commitment Letter

The Company entered into a commitment letter, dated October 15, 2025 (the “Commitment Letter”), with Bank of America, N.A., BofA Securities, Inc. and Citigroup Global Markets Inc., pursuant to which, subject to the terms and conditions set forth therein, Bank of America, N.A. and Citigroup Global Markets Inc. agreed to provide the Company (i) a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $1.85 billion (the “Bridge Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of $600.0 million (the "Backstop Facility"). On October 31, 2025, in connection with the effectiveness of the Second Amendment (as defined below), the Company amended and restated the Commitment Letter to eliminate the Backstop Facility. On December 15, 2025, the Commitment Letter terminated in connection with the closing of the Foley Acquisition.
NOTE 3. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reflect the changes in accumulated other comprehensive loss ("AOCL"):

	Three Months Ended November 30, 2025
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2025	$(28,922)	$14,993	$(11,322)	$(25,251)
Other comprehensive income (loss) before reclassifications(1)	(2,425)	2,833	(25)	383
Reclassification for gain(2)	—	(2,349)	—	(2,349)
Net other comprehensive income (loss)	(2,425)	484	(25)	(1,966)
Balance, November 30, 2025	$(31,347)	$15,477	$(11,347)	$(27,217)

	Three Months Ended November 30, 2024
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2024	$(76,854)	$3,614	$(12,712)	$(85,952)
Other comprehensive income (loss) before reclassifications(1)	(34,957)	420	(10)	(34,547)
Reclassification for gain(2)	—	(1,356)	—	(1,356)
Net other comprehensive loss	(34,957)	(936)	(10)	(35,903)
Balance, November 30, 2024	$(111,811)	$2,678	$(12,722)	$(121,855)
__________________________________
(1) Other comprehensive income (loss) ("OCI") before reclassifications from derivatives is presented net of immaterial income tax impacts for the three months ended November 30, 2025 and 2024. OCI before reclassifications from defined benefit pension plans is presented net of immaterial income tax impacts.
(2) Reclassifications for gains from derivatives included in net earnings (loss) are primarily recorded in cost of goods sold in the condensed consolidated statements of earnings (loss) and are presented net of immaterial income tax impacts.
NOTE 4. REVENUE RECOGNITION

The majority of the Company's revenue is recognized at a point in time, concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. See Note 14, Segment Information, for more information about disaggregated revenue by the Company's major product lines.

Certain revenue resulting from sales of downstream products in the North America Steel Group segment is recognized over time, as discussed below. Remaining revenue from sales of other downstream products in the North America Steel Group segment is recognized based on the amount the Company has a right to invoice as a practical expedient.

Each of the North America Steel Group segment's fabrication contracts represents a single performance obligation. Revenue from certain fabrication contracts for which the Company provides downstream products and installation services is recognized over time using an input measure, and represented 9% and 8% of net sales in the North America Steel Group segment in the three months ended November 30, 2025 and 2024, respectively. Revenue from fabrication contracts for which the Company does not provide installation services is recognized over time using an output measure, and represented 9% and 10% of net sales in the North America Steel Group segment in the three months ended November 30, 2025 and 2024, respectively.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	November 30, 2025	August 31, 2025
Contract assets (included in accounts receivable)	$105,789	$108,570
Contract liabilities (included in other accrued expenses and payables)	20,136	21,631

The amount of revenue reclassified from August 31, 2025 contract liabilities during the three months ended November 30, 2025 was approximately $14.0 million.

Remaining Performance Obligations

As of November 30, 2025, revenue totaling $811.6 million was allocated to remaining performance obligations in the North America Steel Group segment related to contracts for which revenue is recognized using input or output measures. The Company estimates that approximately 76% of the remaining performance obligations will be recognized in the twelve months following November 30, 2025, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America Steel Group, Construction Solutions Group and Europe Steel Group segments is typically less than one year.
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

The components of inventories were as follows:

(in thousands)	November 30, 2025	August 31, 2025
Raw materials	$211,713	$204,945
Work in process	3,814	4,165
Finished goods	735,554	725,200
Total	$951,081	$934,310

As of November 30, 2025 and 2024, the inventory valuation reserve was $2.8 million and $9.0 million, respectively, and primarily related to the Europe Steel Group segment. The inventory write-downs were recorded in cost of goods sold in the condensed consolidated statements of earnings (loss).

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the table below:

(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Consolidated
Goodwill, gross
Balance, September 1, 2025	$126,915	$265,523	$4,608	$397,046
Foreign currency translation	—	(652)	(6)	(658)
Balance, November 30, 2025	126,915	264,871	4,602	396,388

Accumulated impairment
Balance, September 1, 2025	(9,542)	(493)	(165)	(10,200)
Foreign currency translation	—	—	—	—
Balance, November 30, 2025	(9,542)	(493)	(165)	(10,200)

Goodwill, net
Balance, September 1, 2025	117,373	265,030	4,443	386,846
Foreign currency translation	—	(652)	(6)	(658)
Balance, November 30, 2025	$117,373	$264,378	$4,437	$386,188

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	November 30, 2025	August 31, 2025
Trade names	$54,631	$54,813
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$57,781	$57,963

The change in the balance of indefinite-lived intangible assets from August 31, 2025 to November 30, 2025 was due to foreign currency translation adjustments.

Finite-lived intangible assets subject to amortization are detailed in the following table:

	November 30, 2025			August 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	$153,584	$64,966	$88,618	$153,844	$60,882	$92,962
Customer relationships	75,130	26,725	48,405	75,304	24,663	50,641
Patents	9,527	7,388	2,139	9,111	7,338	1,773
Lease rights	6,795	1,220	5,575	6,804	1,200	5,604
Other	6,101	4,367	1,734	6,084	4,212	1,872
Total	$251,137	$104,666	$146,471	$251,147	$98,295	$152,852

The foreign currency translation adjustments for intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets was $6.6 million and $6.8 million in the three months ended November 30, 2025 and 2024, respectively, of which $4.1 million and $4.3 million, respectively, was recorded in cost of goods sold and the remainder was recorded in selling, general and administrative ("SG&A") expenses in the condensed consolidated statements of earnings (loss).

Estimated amortization expense for intangible assets through 2030 is as follows:

(in thousands)
Remainder of 2026	$19,577
2027	26,008
2028	24,153
2029	19,491
2030	18,150

p
NOTE 7. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of November 30, 2025	November 30, 2025	August 31, 2025
2030 Notes	4.125%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
2033 Notes	5.750%	1,000,000	—
2035 Notes	6.000%	1,000,000	—
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Series 2025 Bonds, due 2032	4.625%	150,000	150,000
Other	5.100%	10,109	10,108
Finance leases	5.221%	161,112	158,917
Total debt		3,366,281	1,364,085
Less unamortized debt issuance costs		(18,937)	(14,051)
Plus unamortized bond premium		4,213	4,261
Total amounts outstanding		3,351,557	1,354,295
Less current maturities of long-term debt		(46,295)	(44,289)
Long-term debt		$3,305,262	$1,310,006

The Company's credit arrangements require compliance with certain covenants, including interest coverage and debt to capitalization ratios, and as of November 30, 2025, the Company was in compliance with all financial covenants.

Capitalized interest was $4.0 million and $2.1 million during the three months ended November 30, 2025 and 2024, respectively.

Senior Notes Activity

In November 2025, the Company issued $1.0 billion of 5.750% senior unsecured notes due November 2033 (the "2033 Notes") and $1.0 billion of 6.000% senior unsecured notes due December 2035 (the "2035 Notes"). Aggregate issuance costs associated with the 2033 Notes and the 2035 Notes were approximately $5.5 million, which included rating agency and legal fees. Interest on the 2033 Notes is payable semiannually on May 15 and November 15 and interest on the 2035 Notes is payable semiannually on June 15 and December 15. Gross proceeds from the issuance of the 2033 Notes and the 2035 Notes were deposited into an escrow account at the closing of the offering and remained in the escrow account, included in restricted cash in the condensed consolidated balance sheet as of November 30, 2025. Subsequent to November 30, 2025, the proceeds were released in accordance with the terms of the escrow agreement, and a portion was used to facilitate the closing of the Company’s acquisition of all of the issued and outstanding equity securities of the holding companies that own Foley. An additional $15 million in fees associated with the 2033 and 2035 Notes, which were contingent upon closing of the acquisition, were paid in December. For more information on the Foley Acquisition, see Note 2, Changes in Business.

Series 2025 Bonds

In May 2025, the Company issued $150.0 million in original aggregate principal amount of tax-exempt bonds (the “Series 2025 Bonds”). The Series 2025 Bonds accrue interest at a fixed rate of 4.625%, payable semiannually on April 15 and October 15 of each year. The Series 2025 Bonds have a mandatory tender for purchase on May 15, 2032, and will mature in 2055.

Credit Facilities

On October 31, 2025, the Company entered into the Limited Consent and Second Amendment (the "Second Amendment") to the Sixth Amended and Restated Credit Agreement (as amended from time to time, the "Credit Agreement"), which, among other things, permitted the Bridge Facility and modified the event of default provisions in the Credit Agreement to provide that certain monetary judgments will not constitute an event of default. As of November 30, 2025, the Credit Agreement provided for a $600.0 million revolving credit facility (the “Revolver”) and was scheduled to mature on October 26, 2029. The Company had no amounts drawn under the Revolver at November 30, 2025 or August 31, 2025. The availability under the Revolver was reduced by outstanding standby letters of credit totaling $1.0 million at both November 30, 2025 and August 31, 2025. On December 17, 2025, the Company entered into the Third Amendment and Commitment Increase to the Credit Amendment (the “Third Amendment”), which increased the borrowing capacity under the Revolver to $1.0 billion and extended the maturity date to December 17, 2030.

CMC Poland Sp. z.o.o., a subsidiary of the Company, had credit facilities in Poland totaling PLN 600.0 million as of November 30, 2025 and August 31, 2025, equivalent to $164.3 million and $164.5 million, respectively. There were no amounts outstanding under these facilities as of November 30, 2025 or August 31, 2025. The available balance of these credit facilities was reduced by outstanding standby letters of credit, guarantees and/or other financial assurance instruments, totaling $2.1 million and $2.7 million as of November 30, 2025 and August 31, 2025, respectively.

Accounts Receivable Facility

The Poland accounts receivable facility had a limit of PLN 288.0 million as of November 30, 2025 and August 31, 2025, equivalent to $78.8 million and $78.9 million, respectively. The Company had no advance payments outstanding under the Poland accounts receivable facility as of November 30, 2025 or August 31, 2025.
NOTE 8. DERIVATIVES

As of November 30, 2025 and August 31, 2025, the notional values of the Company's commodity contract commitments were $578.2 million and $453.4 million, respectively, and the notional values of the Company's foreign currency contract commitments were $314.3 million and $279.3 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of November 30, 2025:

Commodity	Position	Total
Copper	Long	5,046	MT
Copper	Short	13,352	MT
Electricity	Long	2,779,000	MW(h)
Natural Gas	Long	5,062,000	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Million British thermal unit

The following table summarizes the location and amounts of the fair value of the Company's derivative instruments as reported in the condensed consolidated balance sheets:

(in thousands)	Primary Location	November 30, 2025	August 31, 2025
Derivative assets:
Commodity	Prepaid and other current assets	$11,634	$14,957
Commodity	Other noncurrent assets	42,552	43,944
Foreign exchange	Prepaid and other current assets	1,070	4,809
Derivative liabilities:
Commodity	Other accrued expenses and payables	$5,407	$282
Commodity	Other noncurrent liabilities	—	—
Foreign exchange	Other accrued expenses and payables	902	809
Foreign exchange	Other noncurrent liabilities	47	12

The following table summarizes the effects of derivatives not designated as hedging instruments on the condensed consolidated statements of earnings (loss). All other activity related to the Company's derivatives not designated as hedging instruments was immaterial for the periods presented.

Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)		Three Months Ended November 30,
	Primary Location	2025	2024
Commodity	Cost of goods sold	$(9,356)	$3,742
Foreign exchange	SG&A expenses	1,113	(3,172)

The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of earnings (loss). Amounts presented do not include the effects of foreign currency translation adjustments.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Gain Recognized in OCI, Net of Income Taxes (in thousands)	Three Months Ended November 30,
	2025	2024
Commodity	$2,832	$412
Foreign exchange	1	8

Gain on Derivatives Designated as Cash Flow Hedging Instruments Reclassified from AOCL into Net Earnings (Loss) (in thousands)		Three Months Ended November 30,
	Primary Location	2025	2024
Commodity	Cost of goods sold	$2,878	$1,573
Foreign exchange	SG&A expenses	6	65

The Company's natural gas and electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to November 2028 and December 2034, respectively. Included in the AOCL balance as of November 30, 2025 was an estimated net gain of $11.6 million from cash flow hedging instruments that is expected to be reclassified into net earnings (loss) within the twelve months following November 30, 2025. Cash flows associated with the cash flow hedging instruments are recorded as cash flows from operating activities in the condensed consolidated statements of cash flows. See Note 9, Fair Value, for the fair value of derivative instruments recorded in the condensed consolidated balance sheets.
NOTE 9. FAIR VALUE

The Company has a fair value hierarchy that prioritizes inputs for valuation techniques into three levels, based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2025 Form 10-K. Further discussion regarding the Company's use of derivative instruments is included in Note 8, Derivatives.

The Company presents the fair value of its derivative contracts on a net-by-counterparty basis when a legal right to offset exists under an enforceable netting agreement. The following table summarizes information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of November 30, 2025:
Assets:
Investment deposit accounts(1)	$232,013	$232,013	$—	$—
Commodity derivative assets	54,186	1,811	—	52,375
Foreign exchange derivative assets	1,070	—	1,070	—
Liabilities:
Commodity derivative liabilities	5,407	5,407	—	—
Foreign exchange derivative liabilities	949	—	949	—

As of August 31, 2025:
Assets:
Investment deposit accounts(1)	$902,106	$902,106	$—	$—
Commodity derivative assets	58,901	5,458	—	53,443
Foreign exchange derivative assets	4,809	—	4,809	—
Liabilities:
Commodity derivative liabilities	282	282	—	—
Foreign exchange derivative liabilities	821	—	821	—
__________________________________
(1) Investment deposit accounts are short-term in nature, and their value is based on principal plus interest.

The fair value of the Level 3 commodity derivatives is estimated using internally developed discounted cash flow models that rely on significant unobservable inputs. The Company forecasts future energy rates using a range of historical prices (the "floating rate"), which is the only significant unobservable input used in the Company's discounted cash flow models. Significant variations in the floating rate could materially impact the fair value measurement. The following table summarizes the range of floating rates used to measure the fair value of the Level 3 commodity derivatives as of November 30, 2025 and August 31, 2025, which are applied uniformly across each of the Company's Level 3 commodity derivatives:

	Floating rate (PLN)
	Low	High	Average
November 30, 2025	346	563	440
August 31, 2025	346	563	436

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income (loss). Amounts presented are before income taxes. The fluctuation in energy rates over time may cause volatility in the fair value estimate and was the primary reason for unrealized gains and losses in OCI for the three months ended November 30, 2025 and 2024.

(in thousands)	Three Months Ended November 30, 2025
Balance, September 1, 2025	$53,443
Unrealized holding gain before reclassification(1)	2,451
Reclassification for gain included in net earnings(2)	(3,519)
Balance, November 30, 2025	$52,375

(in thousands)	Three Months Ended November 30, 2024
Balance, September 1, 2024	$38,029
Unrealized holding loss before reclassification(1)	(1,691)
Reclassification for gain included in net loss(2)	(3,035)
Balance, November 30, 2024	$33,303

__________________________________
(1) Unrealized holding gain (loss), net of foreign currency translation, less amounts reclassified, are included in net unrealized holding gain (loss) on derivatives in the condensed consolidated statements of comprehensive income (loss).
(2) Realized gains included in net earnings (loss) are recorded in cost of goods sold in the condensed consolidated statements of earnings (loss).

There were no material non-recurring fair value remeasurements during the three months ended November 30, 2025 or 2024.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $3.2 billion as of November 30, 2025, and $1.2 billion and $1.1 billion, respectively, as of August 31, 2025. The fair values were estimated based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, so their carrying values approximate fair values.

NOTE 10. INCOME TAX

The Company’s effective income tax rate for the three months ended November 30, 2025 and 2024 was 3.1% and 24.0%, respectively. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. The Company's effective tax rate can vary from period to period depending on, among other factors, the mix and amount of global earnings, the impact of loss companies for which no tax benefit is available due to valuation allowances, income tax credits, and the impact of permanent tax adjustments.
On January 10, 2025, the Company was awarded a Qualifying Advanced Energy Project Tax Credit in connection with the construction of the West Virginia micro mill under section 48C of the Internal Revenue Code. The amount awarded is a nonrefundable transferable investment tax credit allocation equal to 30% of qualified expenditures for certified projects that meet prevailing wage and apprenticeship requirements. The Company is electing to account for its nonrefundable transferable investment tax credits under ASC 740 using the flow-through method. Under the flow-through method, the credit is recognized in the fiscal year that the qualifying assets are placed in service. The Company plans on utilizing the credit beginning with its fiscal 2026 tax return and has included the estimated impact in the financial statements beginning in the current period. During the three months ended November 30, 2025, the Company recognized approximately $39.7 million in income tax benefit related to the credit. No impact was recognized in the corresponding period.
NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described in Note 13, Stock-Based Compensation Plans, to the consolidated financial statements in the 2025 Form 10-K. In general, restricted stock units awarded to executive officers and other employees vest ratably over a period of three years. Subject to the achievement of performance targets established by the Compensation Committee of the Company's Board of Directors (the "Board"), performance stock units vest after a period of three years.

Information for restricted stock units and performance stock units accounted for as equity awards during the three months ended November 30, 2025 is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of August 31, 2025	1,369,205	$50.37
Granted	712,114	63.65
Vested	(722,150)	49.09
Forfeited	(11,171)	52.91
Outstanding as of November 30, 2025	1,347,998	$58.05

The Company granted 106,460 equivalent shares in the form of restricted stock units and performance stock units accounted for as liability awards during the three months ended November 30, 2025. As of November 30, 2025, the Company had outstanding 267,846 equivalent shares accounted for under the liability method. The Company expects 253,648 equivalent shares to vest.

Total stock-based compensation expense, including fair value remeasurements, which was primarily included in SG&A expenses in the condensed consolidated statements of earnings (loss), was $11.2 million and $10.2 million for the three months ended November 30, 2025 and 2024, respectively.
NOTE 12. STOCKHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

The Company's calculation of basic earnings (loss) per share ("EPS") and diluted EPS is described in Note 16, Earnings Per Share, to the Company's consolidated financial statements in the 2025 Form 10-K.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended November 30,
(in thousands, except share and per share data)	2025	2024
Net earnings (loss)	$177,282	$(175,718)

Average basic shares outstanding	111,068,704	114,053,455
Effect of dilutive securities	1,183,501	—
Average diluted shares outstanding	112,252,205	114,053,455

Earnings (loss) per share:
Basic	$1.60	$(1.54)
Diluted	1.58	(1.54)
For the three months ended November 30, 2025, the Company had immaterial anti-dilutive shares, which were not included in the computation of average diluted shares outstanding. For the three months ended November 30, 2024, the Company had 1,413,248 shares that were excluded from the computation of average diluted shares outstanding due to the Company's net loss position.
During the three months ended November 30, 2025, the Company repurchased 663,220 shares of CMC common stock at an average purchase price of $58.65 per share. Under the share repurchase program, the Company had remaining authorization to repurchase $166.1 million of shares of CMC common stock as of November 30, 2025. See Note 15, Capital Stock, to the Company's consolidated financial statements in the 2025 Form 10-K, for more information on the share repurchase program.
NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

Legal Proceedings

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. On September 29, 2025, the Northern District Court denied this post-trial motion, upholding the jury’s verdict. The Company is confident it conducted its business appropriately and intends to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On October 24, 2025, the Company filed its notice of appeal. As a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. In the three months ended November 30, 2024, the Company reported $350.0 million of litigation expense in the condensed consolidated statement of loss, which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs. In the three months ended November 30, 2025, the Company reported $3.7 million of litigation expense in the condensed consolidated statement of earnings, which represents the Company’s estimate of post-judgment interest on the PSG judgment. These amounts were classified as current liabilities in the condensed consolidated balance sheets because the timing of the potential payment is uncertain. All other legal expenses for the three months ended November 30, 2025 and 2024 are reported within SG&A expenses. If the verdict and judgment are overturned through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. The Company's litigation defense costs are expensed as incurred. Although the Company is vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with this litigation would have a material impact on our liquidity.

On March 13, 2022, PSG filed a second suit in the San Diego County Superior Court of California alleging that CMC Steel Fabricators, Inc., CMC Steel US, LLC, and CMC Rebar West (which later merged into CMC Steel Fabricators, Inc.) violated California state antitrust and unfair competition laws by bidding below their costs for rebar furnish-and-install projects in California in order to hamper PSG's ability to win jobs and reduce PSG’s profitability. These allegations were initially brought in PSG's lawsuit in the Northern District Court, but were dismissed without prejudice by the Northern District Court for lack of jurisdiction. This second lawsuit was later removed to the U.S. District Court for the Southern District of California (the "Southern District Court"). There, PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages of approximately $29 million for alleged lost profits, part of which is subject to automatic trebling pursuant to applicable law, plus pre-judgment interest, fees and costs. Fact and expert discovery are substantially complete. On November 12, 2024, CMC Steel Fabricators, Inc., CMC Steel US, LLC and CMC Rebar West filed a motion for summary judgment, which was subsequently denied on September 29, 2025. This ruling does not represent a determination on the merits of the case. As of the date of this Form 10-Q, no trial has been scheduled. The Company is confident it conducted its business appropriately, believes it has substantial defenses and intends to vigorously defend against PSG's claims. The Company has not recorded any liability for this matter as it does not believe a loss is probable, and it cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution to this matter could have an adverse effect on the Company’s results of operations, financial position or cash flows.

Other Matters

At November 30, 2025 and August 31, 2025, the amounts accrued for cleanup and remediation costs at certain sites in response to notices, actions and agreements under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $3.3 million and $3.4 million at November 30, 2025 and August 31, 2025, respectively, of which $1.9 million were classified as other noncurrent liabilities at each of November 30, 2025 and August 31, 2025. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, accrued amounts could vary significantly from amounts paid.
NOTE 14. SEGMENT INFORMATION

The Company's operating segments engage in business activities from which they may earn revenues and incur expenses and for which discrete financial information is available. The Company's Chief Operating Decision Maker ("CODM") is the President and Chief Executive Officer. The CODM uses adjusted EBITDA to evaluate the underlying operational performance of the Company’s reportable segments and to guide strategic decisions aligned with Company-wide objectives, as it provides a consistent and comparable view of operating results across segments. In doing so, the CODM considers the performance of this measure relative to historical, planned and forecasted financial information when making decisions about capital and personnel allocation.

Adjusted EBITDA is equal to earnings or losses before interest expense, income taxes, depreciation and amortization expense, impairment expense and, beginning in the fourth quarter of 2025, unrealized gains and losses on undesignated commodity hedges. During the fourth quarter of 2025, the Company modified its method of calculating adjusted EBITDA to exclude the impact of unrealized gains and losses on undesignated commodity derivatives. This change was primarily driven by heightened volatility in copper forward markets, which introduced significant non-cash fluctuations unrelated to core operations. By removing this volatility, the revised metric provides a more representative view of operating performance and cash-generating capability. The Company has recast adjusted EBITDA for the corresponding period to conform to the new presentation.

The Company structures its business into three reportable segments: North America Steel Group, Construction Solutions Group and Europe Steel Group. See Note 1, Nature of Operations and Summary of Significant Accounting Policies to the consolidated financial statements in the 2025 Form 10-K, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's benefit restoration plan assets and short-term investments, expenses of the Company's corporate headquarters, litigation-related expenses, interest expense related to long-term debt and intercompany eliminations. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense.

The following table summarizes certain financial information by reportable segment and Corporate and Other, as applicable:

	Three Months Ended November 30, 2025
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers:	$1,661,058	$198,277	$247,650	$2,106,985
Intersegment net sales	17,774	10,081	853	28,708
	$1,678,832	$208,358	$248,503	$2,135,693
Reconciliation of net sales:
Corporate and Other, excluding eliminations				13,322
Eliminations				(28,708)
Total consolidated net sales				$2,120,307
Less:
Cost of goods sold	1,363,802	141,566	239,125
Selling, general and administrative expenses	79,728	37,966	7,627
Add:
Depreciation and amortization (1)	50,541	10,755	9,178
Unrealized loss on undesignated commodity hedges (1)	8,063	—	—
Adjusted EBITDA reportable segments	$293,906	$39,581	$10,929	$344,416
Reconciliation of profit or loss
Interest expense				24,848
Depreciation and amortization				72,722
Unrealized loss on undesignated commodity hedges				8,063
Corporate and Other expenses				55,848
Earnings before income taxes				$182,935

Assets	$4,422,205	$875,659	$740,022
Capital expenditures	$99,627	$8,935	$13,942
__________________________________
(1) Depreciation and amortization and unrealized loss on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

	Three Months Ended November 30, 2024
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers:	$1,518,637	$169,415	$209,407	$1,897,459
Intersegment net sales	16,112	11,793	617	28,522
	$1,534,749	$181,208	$210,024	$1,925,981
Reconciliation of net sales:
Corporate and Other, excluding eliminations				12,143
Eliminations				(28,522)
Total consolidated net sales				$1,909,602
Less:
Cost of goods sold	1,314,287	129,336	185,656
Selling, general and administrative expenses	81,131	39,900	6,942
Add:
Depreciation and amortization (1)	48,874	10,688	8,413
Unrealized gain on undesignated commodity hedges (1)	(2,026)	—	—
Adjusted EBITDA reportable segments	$186,179	$22,660	$25,839	$234,678
Reconciliation of profit or loss
Interest expense				11,322
Depreciation and amortization				70,437
Unrealized gain on undesignated commodity hedges				(2,026)
Corporate and Other expenses				386,245
Loss before income taxes				$(231,300)

Assets	$4,243,560	$841,310	$661,365
Capital expenditures	$96,472	$7,698	$10,350
__________________________________
(1) Depreciation and amortization and unrealized gain on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

The following table presents a reconciliation of certain financial information to consolidated totals for the reportable segments:

	Three Months Ended November 30, 2025
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$70,474	$2,248	$72,722
Capital expenditures	122,504	2,933	125,437
Assets	6,037,886	3,205,005	9,242,891

	Three Months Ended November 30, 2024
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$67,975	$2,462	$70,437
Capital expenditures	114,520	3,667	118,187
Assets	5,746,235	1,026,164	6,772,399

Disaggregation of Revenue

The following tables display net sales to external customers by reportable segment and Corporate and Other, disaggregated by major product:

	Three Months Ended November 30, 2025
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$364,052	$—	$6,046	$—	$370,098
Steel products	725,891	—	192,522	—	918,413
Downstream products	531,753	35,245	35,717	—	602,715
Construction products	—	85,967	—	—	85,967
Ground stabilization solutions	—	72,591	—	—	72,591
Other	39,362	4,474	13,365	13,322	70,523
Net sales to external customers	1,661,058	198,277	247,650	13,322	2,120,307
Intersegment net sales, eliminated in consolidation	17,774	10,081	853	(28,708)	—
Net sales	$1,678,832	$208,358	$248,503	$(15,386)	$2,120,307

	Three Months Ended November 30, 2024
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$310,119	$—	$5,285	$—	$315,404
Steel products	625,465	—	162,137	—	787,602
Downstream products	527,598	32,378	33,634	—	593,610
Construction products	—	75,981	—	—	75,981
Ground stabilization solutions	—	56,512	—	—	56,512
Other	55,455	4,544	8,351	12,143	80,493
Net sales to external customers	1,518,637	169,415	209,407	12,143	1,909,602
Intersegment net sales, eliminated in consolidation	16,112	11,793	617	(28,522)	—
Net sales	$1,534,749	$181,208	$210,024	$(16,379)	$1,909,602
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion, references to "we," "us," "our" or the "Company" mean Commercial Metals Company ("CMC") and its consolidated subsidiaries, unless the context otherwise requires. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this Quarterly Report on Form 10-Q (this "Form 10-Q"), and our consolidated financial statements and the notes thereto, which are included in our Annual Report on Form 10-K for the year ended August 31, 2025 (the "2025 Form 10-K"). This discussion contains or incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this Form 10-Q was filed with the United States ("U.S.") Securities and Exchange Commission (the "SEC") or, with respect to any document incorporated by reference, available at the time that such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those identified in the section entitled "Forward-Looking Statements" at the end of Item 2 of this Form 10-Q and in the section entitled "Risk Factors" in Part I, Item 1A of our 2025 Form 10-K. We do not undertake any obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or otherwise, except as required by law.

Any reference in this Form 10-Q to the "corresponding period" relates to the three month period ended November 30, 2024. Any reference in this Form 10-Q to the "current period" relates to the three month period ended November 30, 2025. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

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
BUSINESS CONDITIONS AND DEVELOPMENTS

Senior Notes Activity

In November 2025, we issued $1.0 billion of 5.750% senior unsecured notes due November 2033 (the “2033 Notes”) and $1.0 billion of 6.000% senior unsecured notes due December 2035 (the “2035 Notes”). Aggregate issuance costs associated with the 2033 Notes and 2035 Notes were approximately $5.5 million. We will make semiannual interest payments on the outstanding principal of the 2033 Notes on May 15 and November 15 of each year, with the first such interest payment due on May 15, 2026. We will make semiannual interest payments on the outstanding principal of the 2035 Notes on June 15 and December 15 of each year, with the first such interest payment due on June 15, 2026. Gross proceeds from the issuance of the 2033 Notes and the 2035 Notes were deposited in an escrow account at the closing of the offering and remained in the escrow account, and were classified as restricted cash, as of November 30, 2025. The proceeds were subsequently released in accordance with the terms of the escrow agreement and used to facilitate the closing of the Foley Acquisition (as defined below). An additional $15 million in fees associated with the 2033 and 2035 Notes, which was contingent upon closing of the acquisition, was paid in December.

CP&P Acquisition

On December 1, 2025, we completed the acquisition of all of the issued and outstanding equity securities of Concrete Pipe and Precast, LLC ("CP&P" and such transaction, the “CP&P Acquisition”), a leading supplier of precast concrete solutions to the U.S. Mid-Atlantic and South Atlantic markets. Operating results for CP&P will be included within the Construction Solutions Group segment. The CP&P Acquisition aligns with our strategy to pursue inorganic growth by expanding CMC’s portfolio of early-stage construction solutions through the addition of precast capabilities.

Foley Acquisition

On December 15, 2025, we completed the acquisition of all of the issued and outstanding equity securities of the holding companies that own Foley Products Company, LLC ("Foley" and such transaction, the “Foley Acquisition”), one of the largest regional suppliers of precast concrete solutions in the U.S. and a leader within the Southeastern U.S. Operating results for Foley will be included within the Construction Solutions Group segment. The Foley Acquisition aligns with our strategy to pursue inorganic growth by adding scale, margin strength and regional leadership to our precast platform.

For more information on the CP&P Acquisition and the Foley Acquisition, refer to Note 2, Changes in Business, in Part I, Item 1, Financial Statements, of this Form 10-Q.

Third Amendment to Credit Agreement

On December 17, 2025, we entered into the Third Amendment and Commitment Increase to the Sixth Amended and Restated Credit Agreement (the “Third Amendment”), which increased the borrowing capacity under the revolving credit facility from $600.0 million to $1.0 billion and extended the maturity date to December 17, 2030.

Amended and Restated Commitment Letter

As previously disclosed, we entered into a commitment letter, dated October 15, 2025 (the “Commitment Letter”), with Bank of America, N.A., BofA Securities, Inc. and Citigroup Global Markets Inc., pursuant to which, subject to the terms and conditions set forth therein, Bank of America, N.A. and Citigroup Global Markets Inc. agreed to provide us (i) a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $1.85 billion (the “Bridge Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of $600.0 million (the "Backstop Facility"). On October 31, 2025, in connection with the effectiveness of the Second Amendment (as defined in Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q), the Company amended and restated the Commitment Letter to eliminate the Backstop Facility. On December 15, 2025, the Commitment Letter terminated in connection with the closing of the Foley Acquisition.

Capital Expenditures

We are currently constructing our fourth micro mill, located in Berkeley County, West Virginia. This facility is strategically located to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and will be supported by our existing network of downstream fabrication plants. Site improvements, foundation work and substantial portions of supporting infrastructure for the micro mill are complete. Construction of structural components for multiple process buildings and equipment is ongoing. We expect to begin production at this micro mill during 2026.

Macroeconomic Trends and Uncertainties

We are subject to risks and exposures from the evolving macroeconomic environment, including uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize economies and other changes in economic conditions, such as an increase in trade tensions and related tariffs with U.S. trading partners. On February 10, 2025, President Trump issued an executive order re-imposing Section 232's 25% tariffs on steel imports from all sources, effective March 12, 2025, ending country and product exemptions, and broadening the application of the tariffs to fabricated steel products. Effective June 4, 2025, the tariffs on steel imports were increased to 50% for all countries other than the United Kingdom, which continues to be subject to 25% tariffs.

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

Recent developments illustrate how these risks may materialize. Countries such as Algeria, Bulgaria, Egypt, and Vietnam have also increased their steel exports, particularly of rebar, to the U.S. Excessive imports of steel into the U.S. have exerted, and may continue to exert, downward pressure on U.S. steel prices, which negatively affects our ability to increase our sales, margins and profitability. Further, excess capacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries. In response to these pressures, a petition was filed with the U.S. International Trade Commission ("ITC") by the Rebar Trade Action Coalition, which consists of several U.S. steel producers including CMC, in June 2025, alleging that exporters of steel concrete reinforcing bar from Algeria, Bulgaria, Egypt and Vietnam are dumping material into the U.S. market at prices below fair value. The petition seeks the imposition of significant antidumping duties on rebar imports from these countries. In July 2025, the ITC determined that the petition has merit and referred the case to the Department of Commerce for further investigation.

To date, heightened uncertainty has contributed to delays in construction job owners finalizing plans to proceed with projects. From a longer-term perspective on demand, we see tariffs as a single component of a broader program that includes changes to tax, regulatory, energy and trade policy aimed at stimulating domestic investment, which could meaningfully benefit construction activity. With regards to operating costs, we anticipate the impact of tariffs to be modest, as we source primarily from domestic suppliers. We also anticipate the impact on capital costs to be modest.

Tax Legislation Updates

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, introducing significant amendments to U.S. tax legislation with varying effective dates. Key provisions that impact CMC include the expansion of bonus depreciation, accelerated expensing of research and development costs and revisions to international tax regimes. CMC has incorporated these amendments into its fiscal 2026 tax provision, as applicable, and continues to evaluate the legislation.

On January 10, 2025, the Internal Revenue Service awarded CMC with a Qualifying Advanced Energy Project Credit (as defined in Internal Revenue Code section 48C) based on qualifying expenditures related to the construction of the West

Virginia micro mill. CMC plans on utilizing the credit beginning with its fiscal 2026 tax return and has included the estimated impact in the financial statements beginning in the current period.

See section entitled "Risk Factors" in Part I, Item 1A of our 2025 Form 10-K for further discussion related to the above business conditions and developments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates as set forth in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.

RESULTS OF OPERATIONS SUMMARY

Business Overview

CMC is an innovative solutions provider helping build a stronger, safer and more sustainable world. Today, through an extensive manufacturing network principally located in the U.S. and Central Europe, the Company offers products and technologies to meet the critical reinforcement needs of the global construction sector. CMC’s solutions support early-stage construction across a wide variety of applications, including infrastructure, non-residential, residential, industrial and energy generation and transmission. Our operations are conducted through three reportable segments: North America Steel Group, Construction Solutions Group and Europe Steel Group.

During the first quarter of 2026, we announced the acquisitions of CP&P and Foley (each as defined above), which resulted in the creation of our precast concrete platform. As a result, we changed the name of our Emerging Businesses Group segment to Construction Solutions Group to better reflect the business composition of the segment and more closely align with the strategic priorities of CMC. The name change has no impact on our reporting structure nor on financial information previously reported.

Key Performance Indicators

When evaluating our results, we compare net sales, in the aggregate and for each of our reportable segments, in the current period to net sales in the corresponding period. For the North America Steel Group and the Europe Steel Group segments, we focus on changes in average selling price per ton and tons shipped compared to the corresponding period for each of our vertically integrated product categories as these are the two variables that typically have the greatest impact on our net sales for those reportable segments. Of the products evaluated by changes in average selling price per ton and tons shipped within the North America Steel Group and Europe Steel Group segments, raw materials include ferrous and nonferrous scrap, steel products include rebar, merchant bar, light structural and other steel products, such as billets and wire rod, and downstream products include fabricated rebar, steel fence posts and wire mesh. Evaluations of average selling price per ton and tons shipped for downstream products exclude post-tension cable, which is not measured on a per ton basis.

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our reportable segments. Adjusted EBITDA is equal to earnings or losses before interest expense, income taxes, depreciation and amortization expense, impairment expense and, beginning in the fourth quarter of 2025, unrealized gains and losses on undesignated commodity hedges. During the fourth quarter of 2025, the Company modified its method of calculating adjusted EBITDA to exclude the impact of unrealized gains and losses on undesignated commodity derivatives. This change was primarily driven by heightened volatility in copper forward markets, which introduced significant non-cash fluctuations unrelated to core operations. By removing this volatility, the revised metric provides a more representative view of operating performance and cash-generating capability. We evaluated the impact of this change on prior-period disclosures and have recast adjusted EBITDA for all periods presented in this Form 10-Q to conform to the new presentation. We did not revise the comparative analysis of results of operations for the three months ended November 30, 2025, compared to the three months ended November 30, 2024, as the change in methodology did not materially affect the comparability of adjusted EBITDA in earlier periods.

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

Financial Results Overview

	Three Months Ended November 30,
(in thousands, except per share data)	2025	2024
Net sales	$2,120,307	$1,909,602
Net earnings (loss)	177,282	(175,718)
Diluted earnings (loss) per share	$1.58	$(1.54)

Net sales increased $210.7 million, or 11%, for the three months ended November 30, 2025, compared to the corresponding period. Additional information regarding period-over-period changes in net sales is provided in the Segment Operating Data section under North America Steel Group, Construction Solutions Group and Europe Steel Group.

The year-over-year increase in net earnings for the three months ended November 30, 2025, compared to the corresponding period, was primarily due to a litigation-related expense of approximately $265.0 million, net of estimated tax, associated with a contingent litigation-related loss recognized in the three months ended November 30, 2024, as well as continued expansion in steel products metal margins within our North America Steel Group segment during the current period.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased $17.8 million during the three months ended November 30, 2025, compared to the corresponding period. The increase was primarily driven by $13.4 million of transaction expenses related to the CP&P Acquisition and the Foley Acquisition during the current period, with no acquisition expenses in the corresponding period. The remainder of the increase in SG&A expenses during the three months ended November 30, 2025, compared to the corresponding period, was due to multiple factors of which no single category was material.

Interest Expense

Interest expense increased by $13.5 million during the three months ended November 30, 2025, compared to the corresponding period, as a result of a higher borrowing base as well as committed financing fees of $11.6 million related to the Bridge Facility.

Litigation Expense

Litigation expense related to the Pacific Steel Group ("PSG") litigation of $3.7 million and $350.0 million were recorded during the three months ended November 30, 2025 and 2024, respectively. The amount recorded during the current period reflects interest on the judgment amount. For more information about the contingent litigation-related loss, see Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q.

Income Taxes

The effective income tax rate for the three months ended November 30, 2025 was 3.1%, compared to 24.0% in the corresponding period. The decrease for the three months ended November 30, 2025, compared to the corresponding period, is due to the recognition of a federal investment tax credit during the current period related to the ongoing construction of the West Virginia micro mill.

SEGMENT OPERATING DATA
The operating data by product category presented in the North America Steel Group and Europe Steel Group tables below is calculated using averages for each period presented. See Note 14, Segment Information, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on our reportable segments.

North America Steel Group

	Three Months Ended November 30,
(in thousands, except per ton amounts)	2025	2024
Net sales to external customers	$1,661,058	$1,518,637
Adjusted EBITDA	293,906	186,179

External tons shipped
Raw materials	384	339
Rebar	544	549
Merchant bar and other	251	241
Steel products	795	790
Downstream products	350	356

Average selling price per ton
Raw materials	$900	$874
Steel products	939	812
Downstream products	1,236	1,259

Cost of ferrous scrap utilized per ton	$318	$323
Steel products metal margin per ton	621	489

Net sales to external customers in our North America Steel Group segment increased $142.4 million, or 9%, during the three months ended November 30, 2025, compared to the corresponding period. The increase during the three months ended November 30, 2025, was primarily due to a 16% increase in the steel products average selling price per ton due to tariff impacts on market pricing and resilient demand for steel products.

Adjusted EBITDA increased $107.7 million, or 58%, during the three months ended November 30, 2025, compared to the corresponding period. The increase in adjusted EBITDA during the three months ended November 30, 2025, compared to the corresponding period, was primarily due to expansion in steel products metal margin per ton, which increased 27% year-over-year.

Construction Solutions Group

	Three Months Ended November 30,
(in thousands)	2025	2024
Net sales to external customers	$198,277	$169,415
Adjusted EBITDA	39,581	22,660

Net sales to external customers in our Construction Solutions Group segment increased $28.9 million, or 17%, during the three months ended November 30, 2025, compared to the corresponding period. The increase was primarily driven by a $16.2 million increase in net sales to external customers from our Tensar division and a $10.1 million increase from CMC Construction Services' operations, compared to the corresponding period, in each case due to increased demand.

Adjusted EBITDA increased $16.9 million, or 75%, during the three months ended November 30, 2025, compared to the corresponding period. This increase is primarily due to increased sales of higher margin products within our Tensar division, as well as higher shipment volumes, compared to the corresponding period.

Europe Steel Group

	Three Months Ended November 30,
(in thousands, except per ton amounts)	2025	2024
Net sales to external customers	$247,650	$209,407
Adjusted EBITDA	10,929	25,839

External tons shipped
Rebar	119	107
Merchant bar and other	243	206
Steel products	362	313

Average selling price per ton
Steel products	$651	$639

Cost of ferrous scrap utilized per ton	$345	$370
Steel products metal margin per ton	306	269

Net sales to external customers in our Europe Steel Group segment increased $38.2 million, or 18%, during the three months ended November 30, 2025, compared to the corresponding period. During the three months ended November 30, 2025, net sales to external customers increased in part due to a 16% increase in tons shipped, compared to the corresponding period. On average, compared to the Polish zloty, the U.S. dollar was weaker during the three months ended November 30, 2025, compared to the corresponding period. The effect of foreign currency translation on net sales to external customers was an increase of approximately $19.2 million for the three months ended November 30, 2025.

Adjusted EBITDA decreased $14.9 million, or 58%, during the three months ended November 30, 2025, compared to the corresponding period. This decrease was primarily driven by changes to the timing of payments from a government assistance program established to offset the indirect costs of rising carbon emissions rights included in energy costs in Poland. During the three months ended November 30, 2025, $15.6 million was received through this program, compared to $44.1 million in the three months ended November 30, 2024. This impact was partially offset by the 16% increase in tons shipped mentioned above, as well as a 14% increase in steel products metal margin. Adjusted EBITDA was also impacted due to higher costs due to a planned maintenance outage. The effect of foreign currency translation on adjusted EBITDA was immaterial for the three months ended November 30, 2025.

Corporate and Other

	Three Months Ended November 30,
(in thousands)	2025	2024
Adjusted EBITDA loss	$(55,848)	$(386,245)

Corporate and Other adjusted EBITDA loss decreased $330.4 million, or 86%, during the three months ended November 30, 2025, compared to the corresponding period. The year-over-year decrease in adjusted EBITDA loss was due to a $350.0 million contingent litigation-related loss related to the PSG litigation recognized during the three months ended November 30, 2024. For more information about the contingent litigation-related loss, see Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q. The adjusted EBITDA loss during the three months ended November 30, 2025 includes the recognition of $13.4 million of acquisition and integration related costs related to CP&P and Foley. Additionally, labor-related expenses and costs related to information technology increased by $6.3 million and $3.1 million, respectively, during the three months ended November 30, 2025, compared to the corresponding period.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities are our principal sources of liquidity and result primarily from sales of products offered by the vertically integrated operations in the North America Steel Group and the Europe Steel Group segments, and products and solutions offered by our Construction Solutions Group segment and related materials and services, as described in Part I, Item 1, Business, of our 2025 Form 10-K.

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 12% of total receivables at November 30, 2025.

We use futures and forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 8, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q for further information.

The table below reflects our sources, facilities and availability of liquidity at November 30, 2025. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$1,023,038	$1,023,038
Notes due from 2030 to 2035	2,900,000	(1)
Revolver(2)	600,000	599,030
Series 2022 Bonds, due 2047	145,060	—
Series 2025 Bonds, due 2032	150,000	—
Poland credit facilities	164,253	162,144
Poland accounts receivable facility	78,841	78,841
__________________________________
(1) We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.
(2) In December 2025, we entered into the Third Amendment, which increased the borrowing capacity under the revolving credit facility from $600.0 million to $1.0 billion.

We continually review our capital resources to determine whether we can meet our short and long-term goals. For at least the next twelve months, we anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, pay for litigation-related expenses, invest in the development of our fourth micro mill, pay dividends and opportunistically repurchase shares. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory or legal developments, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

We aim to execute a capital allocation strategy that prioritizes both value-accretive growth and competitive cash returns to stockholders. We estimate that our 2026 capital spending will be approximately $625 million, driven by the construction costs for facilities located in Berkeley County, West Virginia. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

During the three months ended November 30, 2025 and 2024, we repurchased $38.9 million and $50.4 million, respectively, of shares of CMC common stock. Under the share repurchase program, we had remaining authorization to repurchase $166.1 million of shares of CMC common stock at November 30, 2025. See Note 12, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2025 Form 10-K, for more information on the share repurchase program.

During the three months ended November 30, 2025 and 2024, we paid $20.0 million and $20.6 million, respectively, of cash dividends to our stockholders.

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At November 30, 2025, we believe we were in compliance with all covenants contained in our credit arrangements.

As of November 30, 2025 and August 31, 2025, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

As described above under "Business Conditions and Developments," we completed the CP&P Acquisition and the Foley Acquisition in December 2025. The CP&P Acquisition was funded with cash on hand, and the Foley Acquisition was funded through a portion of the net proceeds from the issuance of the $2.0 billion aggregate principal amount of the 2033 Notes and the 2035 Notes. Gross proceeds from the issuance of the 2033 Notes and the 2035 Notes were deposited in an escrow account at the closing of the offering and remained in the escrow account as of November 30, 2025. The proceeds were subsequently released in accordance with the terms of the escrow agreement, and a portion was used to facilitate the closing of the Foley Acquisition.

As described in Part 1, Item 1, Note 13, Commitments and Contingencies, of this Form 10-Q, on November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the U.S. District Court for the Northern District of California (the "Northern District Court"), in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. We are confident that we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with this litigation would have a significant impact on our liquidity.

Cash Flows

Changes in Operating Assets and Liabilities
During the three months ended November 30, 2025, changes in operating assets and liabilities resulted in a $112.5 million reduction in cash from operating activities, compared to the corresponding period, due to a $36.3 million increase in cash used by accounts payable, accrued expenses, and other payables, mainly driven by the timing of accruals as well as certain professional fees associated with the CP&P Acquisition and the Foley Acquisition. In addition, we recorded a $57.0 million year-over-year decrease in cash provided by accounts receivable, primarily driven by the timing of collections and fluctuations in net sales to external customers, with the latter described in the Segment Operating Data section.

Capital Investments
Capital expenditures increased $7.3 million year-over-year, primarily driven by the construction of our fourth micro mill.

2033 Notes and 2035 Notes
For the three months ended November 30, 2025, we received net proceeds of $2.0 billion from the issuance of the 2033 Notes and 2035 Notes, which were held in escrow as of November 30, 2025. Aggregate issuance costs associated with the 2033 Notes and the 2035 Notes were approximately $5.5 million. An additional $15 million in fees associated with the 2033 and 2035 Notes, which was contingent upon closing of the acquisition, was paid in December. See Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding the 2033 Notes and 2035 Notes.

Share Repurchases
For the three months ended November 30, 2025 we repurchased $38.9 million of CMC common stock under our share repurchase program, representing a decrease of $11.5 million compared to the corresponding period. See Note 12, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2025 Form 10-K, for more information on the share repurchase program.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for property and equipment, construction of our fourth micro mill, acquisition-related commitments and other purchase obligations as part of normal operations. Other than the commitments set forth in the agreements governing the CP&P Acquisition and the Foley Acquisition, the amount and composition of our material cash commitments have not changed materially since those disclosed in the 2025 Form 10-K.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At November 30, 2025, we had committed $46.5 million under these arrangements, of which $1.0 million reduced availability under the Revolver (as defined in Note 7, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).
CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We have in the past, and may in the future, incur settlements, fines, penalties or judgments in connection with some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. In the three months ended November 30, 2024, the Company reported $350.0 million of litigation expense in the condensed consolidated statement of loss, which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs. In the three months ended November 30, 2025, the Company reported $3.7 million of litigation expense in the condensed consolidated statement of earnings, which represents the Company’s estimate of post-judgment interest on the PSG judgment. These amounts were classified as current liabilities in the condensed consolidated balance sheets because the timing of the potential payment is uncertain. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. See Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on pending litigation and other matters.
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to the expected benefits of the CP&P Acquisition and the Foley Acquisition, general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, the ability to operate our steel mills at full capacity, particularly during periods of domestic mill start-ups, the future availability and cost of supplies of raw materials and energy for our operations, growth rates in certain reportable segments, product margins within our Construction Solutions Group segment, share repurchases, legal proceedings, construction activity, international trade, the impact of geopolitical conditions, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the anticipated benefits and timeline for execution of our growth plan and initiatives, including our TAG operational and commercial excellence program, and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

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
•the impact of additional steelmaking capacity expected to come online from a number of ongoing electric arc furnace projects in the U.S.;
•the impact of geopolitical conditions, including political turmoil and volatility, regional conflicts, terrorism and war on the global economy, inflation, energy supplies and raw materials;
•increased attention to environmental. social and governance ("ESG") matters, including any targets or other ESG, environmental justice or regulatory initiatives;
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

•litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks, including those related to the PSG litigation and other legal proceedings discussed in Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements and in Part II, Item 1, Legal Proceedings of this Form 10-Q;
•risk of injury or death to employees, customers or other visitors to our operations; and
•civil unrest, protests and riots.
Refer to the "Risk Factors" disclosed in the section entitled "Risk Factors" in Part I, Item 1A of our 2025 Form 10-K for specific information regarding additional risks that would cause actual results to differ from those expressed or implied by these forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. Accordingly, readers of this Form 10-Q are cautioned not to place undue reliance on any forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2025, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $35.0 million, or 13%, compared to August 31, 2025. This increase was primarily due to forward contracts denominated in Polish zloty with a U.S. dollar functional currency, which increased $31.7 million as of November 30, 2025, compared to August 31, 2025.

As of November 30, 2025, the Company's total commodity contract commitments increased $124.8 million, or 28%, compared to August 31, 2025, primarily due to a $131.2 million increase related to copper commodity commitments, partially offset by a $7.3 million decrease related to electricity commodity commitments.

There have been no other material changes to the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2025 Form 10-K.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended November 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of our equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. On September 29, 2025, the Northern District Court denied this post-trial motion, upholding the jury’s verdict. We are confident we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On October 24, 2025, the Company filed its notice of appeal. As a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. In the three months ended November 30, 2024, we reported $350.0 million, of litigation expense in the condensed consolidated statement of loss, which represents the Company's estimates based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs. In the three months ended November 30, 2025 we reported $3.7 million of litigation expense in the condensed consolidated statement of earnings, which represents the Company's estimate of post-judgment interest on the PSG judgment. These amounts were classified as current liabilities in the condensed consolidated balance sheets because the timing of the potential payment is uncertain. All other legal expenses for the three months ended November 30, 2025 and 2024 are reported within SG&A expenses. If the verdict and judgment are overturned through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. Our litigation defense costs are expensed as incurred. Although we are vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with the litigation would have a material impact on our liquidity.

On March 13, 2022, PSG filed a second suit in the San Diego County Superior Court of California alleging that CMC Steel Fabricators, Inc., CMC Steel US, LLC, and CMC Rebar West (which later merged into CMC Steel Fabricators, Inc.) violated California state antitrust and unfair competition laws by bidding below their costs for rebar furnish-and-install projects in California in order to hamper PSG's ability to win jobs and reduce PSG’s profitability. These allegations were initially brought in PSG's lawsuit in the Northern District Court, but were dismissed without prejudice by the Northern District Court for lack of jurisdiction. This second lawsuit was later removed to the U.S. District Court for the Southern District of California. There, PSG seeks, among other things, a jury trial on its claims in addition to injunctive relief, compensatory damages of approximately $29 million for alleged lost profits, part of which is subject to automatic trebling pursuant to applicable law, plus pre-judgment interest, fees and costs. Fact and expert discovery are substantially complete. On November 12, 2024, CMC Steel Fabricators, Inc., CMC Steel US, LLC and CMC Rebar West filed a motion for summary judgment, which was subsequently denied on September 29, 2025. This ruling does not represent a determination on the merits of the case. As of the date of this Form 10-Q, no trial has been scheduled. We are confident we conducted our business appropriately, believe we have substantial defenses and intend to vigorously defend against PSG's claims. We have not recorded any liability for this matter as we do not believe a loss is probable, and cannot estimate any reasonably possible loss or range of possible loss. It is possible that an unfavorable resolution of this matter could have an adverse effect on our results of operations, financial position or cash flows.

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
ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended November 30, 2025.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
September 1, 2025 - September 30, 2025	288,728	$58.16	288,728	$188,165,202
October 1, 2025 - October 31, 2025	278,221	58.96	278,221	171,760,277
November 1, 2025 - November 30, 2025	96,271	59.22	96,271	166,058,930
	663,220		663,220
__________________________________
(1) On October 13, 2021, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. On January 10, 2024, the Company announced that the Board authorized a $500.0 million increase to the existing share repurchase program. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 12, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2025 Form 10-K, for more information on the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended November 30, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, certain long-term debt instruments are omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of CMC and its subsidiaries on a consolidated basis. The Company agrees to furnish copies of such instruments to the SEC upon its request.

2.1†
Equity Purchase Agreement, dated September 17, 2025, by and among Commercial Metals Company, Concrete Pipe & Precast, LLC, Eagle Corporation and ECPP, LLC (filed as Exhibit 2.1 to Commercial Metals Company’s Annual Report on Form 10-K dated October 16, 2025 and incorporated herein by reference).

2.2†
Securities Purchase Agreement, dated as of October 15, 2025, by and among Commercial Metals Company, The Concrete Company, OCM SSF II Foley Holdings, LP, FPC Holdco, LLC, OCM SSF II Foley Blocker, LLC and the sellers identified on the signature pages thereto (filed as Exhibit 2.1 to Commercial Metals Company’s Current Report on Form 8-K dated October 16, 2025 and incorporated herein by reference).

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

4.1
Seventh Supplemental Indenture, dated November 26, 2025, by and between Commercial Metals Company and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company’s Current Report on Form 8-K dated November 26, 2025 and incorporated herein by reference).

4.2
Eighth Supplemental Indenture, dated November 26, 2025, by and between Commercial Metals Company and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.2 to Commercial Metals Company’s Current Report on Form 8-K dated November 26, 2025 and incorporated herein by reference).

4.3	Form of 5.75% Senior Note due 2033 (filed as Exhibit 4.3 to Commercial Metals Company’s Current Report on Form 8-K dated November 26, 2025 and incorporated herein by reference).

4.4	Form of 6.00% Senior Note due 2035 (filed as Exhibit 4.4 to Commercial Metals Company’s Current Report on Form 8-K dated November 26, 2025 and incorporated herein by reference).

10.1†
Limited Consent and Second Amendment to Sixth Amended and Restated Credit Agreement, dated October 31, 2025, by and among Commercial Metals Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K dated November 5, 2025 and incorporated herein by reference).

10.2†
Third Amendment and Commitment Increase to Sixth Amended and Restated Credit Agreement, dated December 17, 2025, by and among Commercial Metals Company, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to Commercial Metals Company’s Current Report on Form 8-K dated December 17, 2025 and incorporated herein by reference).

10.3
Amended and Restated Commercial Metals Company 2013 Cash Incentive Plan effective September 1, 2025 (filed as Exhibit 10(ii)(e) to Commercial Metals Company’s Annual Report on Form 10-K dated October 16, 2025 and incorporated herein by reference).

10.4	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10(ii)(n) to Commercial Metals Company’s Annual Report on Form 10-K dated October 16, 2025 and incorporated herein by reference).

10.5	Form of Performance Award Agreement (filed as Exhibit 10(ii)(o) to Commercial Metals Company’s Annual Report on Form 10-K dated October 16, 2025 and incorporated herein by reference).

31.1	Certification of Peter R. Matt, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Lawrence, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

COMMERCIAL METALS COMPANY

January 8, 2026	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)