Form 10-Q
period 2026-02-28
COMMERCIAL METALS Co
filed 2026-03-31
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
OR
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
Yes  ☐    No  ☒
As of March 25, 2026, 110,887,384 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net sales	$2,132,018	$1,754,376	$4,252,325	$3,663,978
Costs and operating expenses:
Cost of goods sold	1,744,113	1,534,829	3,457,282	3,136,551
Selling, general and administrative expenses	233,170	167,560	428,790	345,418
Interest expense	40,928	11,167	65,776	22,489
Litigation expense	4,067	4,720	7,802	354,720
Net costs and operating expenses	2,022,278	1,718,276	3,959,650	3,859,178
Earnings (loss) before income taxes	109,740	36,100	292,675	(195,200)
Income tax expense (benefit)	16,708	10,627	22,361	(44,955)
Net earnings (loss)	$93,032	$25,473	$270,314	$(150,245)

Earnings (loss) per share:
Basic	$0.84	$0.22	$2.43	$(1.32)
Diluted	0.83	0.22	2.41	(1.32)

Average basic shares outstanding	110,960,062	113,564,436	111,014,543	113,811,675
Average diluted shares outstanding	111,917,954	114,510,293	112,154,279	113,811,675
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2026	2025	2026	2025
Net earnings (loss)	$93,032	$25,473	$270,314	$(150,245)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	19,573	2,653	17,148	(32,304)
Derivatives:
Net unrealized holding gain	5,030	22,695	7,863	23,115
Reclassification for realized gain	(5,114)	(2,472)	(7,463)	(3,828)
Net unrealized gain (loss) on derivatives	(84)	20,223	400	19,287
Net other comprehensive loss on defined benefit pension plan	(25)	(10)	(50)	(20)
Total other comprehensive income (loss), net of income taxes	19,464	22,866	17,498	(13,037)
Comprehensive income (loss)	$112,496	$48,339	$287,812	$(163,282)
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	February 28, 2026	August 31, 2025
Assets
Current assets:
Cash and cash equivalents	$495,036	$1,043,252
Restricted cash	8,594	2,652
Accounts receivable (less allowance for doubtful accounts of $4,920 and $3,186)	1,278,653	1,201,680
Inventories, net	1,143,640	934,310
Prepaid and other current assets	335,544	312,924
Total current assets	3,261,467	3,494,818
Property, plant and equipment, net	3,253,482	2,742,773
Intangible assets, net	496,011	210,815
Goodwill	2,134,724	386,846
Other noncurrent assets	415,909	336,582
Total assets	$9,561,593	$7,171,834
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$456,025	$358,373
Accrued contingent litigation-related loss	369,700	362,272
Other accrued expenses and payables	489,757	493,879
Current maturities of long-term debt	52,621	44,289
Total current liabilities	1,368,103	1,258,813
Deferred income taxes	198,804	184,645
Other noncurrent liabilities	278,347	225,044
Long-term debt	3,309,895	1,310,006
Total liabilities	5,155,149	2,978,508
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 110,969,052 and 111,189,136 shares	1,290	1,290
Additional paid-in capital	406,703	406,916
Accumulated other comprehensive loss	(7,753)	(25,251)
Retained earnings	4,737,460	4,507,114
Less treasury stock 18,091,612 and 17,871,528 shares at cost	(731,516)	(697,003)
Stockholders' equity	4,406,184	4,193,066
Stockholders' equity attributable to non-controlling interests	260	260
Total stockholders' equity	4,406,444	4,193,326
Total liabilities and stockholders' equity	$9,561,593	$7,171,834
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended February 28,
(in thousands)	2026	2025
Cash flows from (used by) operating activities:
Net earnings (loss)	$270,314	$(150,245)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation and amortization	175,289	141,021
Write-off of committed financing fees	11,563	—
Stock-based compensation	26,042	18,270
Write-down of inventory	2,818	15,735
Unrealized loss on undesignated commodity hedges	6,084	6,110
Unrealized loss (gain) on undesignated foreign exchange hedges	925	(3,922)
Deferred income taxes and other long-term taxes	3,402	(95,090)
Litigation expense	7,802	354,720
Other	2,565	2,325
Changes in operating assets and liabilities	(136,348)	(43,459)
Net cash flows from operating activities	370,456	245,465
Cash flows from (used by) investing activities:
Acquisitions, net of cash acquired	(2,516,079)	—
Capital expenditures	(248,132)	(204,454)
Proceeds from government assistance related to property, plant and equipment	—	25,000
Proceeds from the sale of property, plant and equipment	2,179	5,270
Proceeds from insurance	8,466	—
Other	(890)	(960)
Net cash flows used by investing activities	(2,754,456)	(175,144)
Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	1,985,000	—
Repayments of long-term debt	(21,207)	(20,241)
Debt issuance costs	(8,476)	(38)
Committed financing fees	(11,563)	—
Proceeds from accounts receivable facilities	1,919	13,303
Repayments under accounts receivable facilities	(1,919)	(13,303)
Treasury stock acquired	(57,203)	(98,433)
Tax withholdings related to share settlements, net of purchase plans	(5,693)	(10,256)
Dividends	(39,968)	(40,981)
Net cash flows from (used by) financing activities	1,840,890	(169,949)
Effect of exchange rate changes on cash	836	(501)
Decrease in cash, restricted cash and cash equivalents	(542,274)	(100,129)
Cash, restricted cash and cash equivalents at beginning of period	1,045,904	859,555
Cash, restricted cash and cash equivalents at end of period	$503,630	$759,426
See notes to condensed consolidated financial statements.

Supplemental information:	Six Months Ended February 28,
(in thousands)	2026	2025
Cash paid for income taxes	$25,474	$59,861
Cash paid for interest	28,775	25,277

Noncash activities:
Liabilities related to additions of property, plant and equipment	$56,068	$15,637

Cash and cash equivalents	$495,036	$758,403
Restricted cash	8,594	1,023
Total cash, restricted cash and cash equivalents	$503,630	$759,426

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended February 28, 2026
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, December 1, 2025	129,060,664	$1,290	$395,375	$(27,217)	$4,664,396	(18,052,971)	$(721,615)	$260	$4,312,489
Net earnings					93,032				93,032
Other comprehensive income				19,464					19,464
Dividends ($0.18 per share)					(19,968)				(19,968)
Treasury stock acquired and excise tax						(249,154)	(18,317)		(18,317)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			13			210,513	8,416		8,429
Stock-based compensation			11,315						11,315
Balance, February 28, 2026	129,060,664	$1,290	$406,703	$(7,753)	$4,737,460	(18,091,612)	$(731,516)	$260	$4,406,444

	Six Months Ended February 28, 2026
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2025	129,060,664	$1,290	$406,916	$(25,251)	$4,507,114	(17,871,528)	$(697,003)	$260	$4,193,326
Net earnings					270,314				270,314
Other comprehensive income				17,498					17,498
Dividends ($0.36 per share)					(39,968)				(39,968)
Treasury stock acquired and excise tax						(912,374)	(57,322)		(57,322)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			(28,502)			692,290	22,809		(5,693)
Stock-based compensation			20,411						20,411
Reclassification of share-based liability awards			7,878						7,878
Balance, February 28, 2026	129,060,664	$1,290	$406,703	$(7,753)	$4,737,460	(18,091,612)	$(731,516)	$260	$4,406,444

	Three Months Ended February 28, 2025
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, December 1, 2024	129,060,664	$1,290	$384,782	$(121,855)	$4,307,613	(15,141,513)	$(556,781)	$248	$4,015,297
Net earnings					25,473				25,473
Other comprehensive income				22,866					22,866
Dividends ($0.18 per share)					(20,427)				(20,427)
Treasury stock acquired and excise tax						(906,603)	(48,363)		(48,363)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			159			248,302	9,145		9,304
Stock-based compensation			8,024						8,024
Balance, February 28, 2025	129,060,664	$1,290	$392,965	$(98,989)	$4,312,659	(15,799,814)	$(595,999)	$248	$4,012,174

	Six Months Ended February 28, 2025
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2024	129,060,664	$1,290	$407,232	$(85,952)	$4,503,885	(14,956,607)	$(526,679)	$248	$4,300,024
Net loss					(150,245)				(150,245)
Other comprehensive loss				(13,037)					(13,037)
Dividends ($0.36 per share)					(40,981)				(40,981)
Treasury stock acquired and excise tax						(1,826,084)	(98,892)		(98,892)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(39,828)			982,877	29,572		(10,256)
Stock-based compensation			15,652						15,652
Reclassification of share-based liability awards			9,909						9,909
Balance, February 28, 2025	129,060,664	$1,290	$392,965	$(98,989)	$4,312,659	(15,799,814)	$(595,999)	$248	$4,012,174
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2025 (the "2025 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the United States ("U.S.") Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings (loss), comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2025 Form 10-K. The results of operations for the three and six months ended February 28, 2026 are not necessarily indicative of the results expected for the full fiscal year. Any reference in this Quarterly Report on Form 10-Q for the quarter ended February 28, 2026 ("Form 10-Q") to the "corresponding period" relates to the relevant three or six months ended February 28, 2025. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

Nature of Operations

CMC is a leading provider of early-stage construction solutions that support the foundational phases of modern infrastructure and building projects. Through an extensive manufacturing network primarily located in the United States and Central Europe, with strategic operations in the United Kingdom, Europe and Asia, CMC serves infrastructure, non-residential, residential, industrial and energy markets. While often unseen, CMC’s products are essential to highways, bridges, airports, commercial buildings and other critical structures that support everyday life.

During the first quarter of 2026, CMC announced the acquisitions of Foley and CP&P (each as defined in Note 2, Acquisitions, below), which resulted in the creation of CMC's precast platform. As a result, CMC changed the name of its Emerging Businesses Group segment to Construction Solutions Group to better reflect the business composition of the segment and more closely align with the strategic priorities of CMC. The name change has no impact on the Company's reporting structure nor on financial information previously reported.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). ASU 2025-09 amends certain aspects of the existing hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity's risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026 and interim periods therein using prospective adoption. Early adoption is permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial statements and related disclosures.

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

Government Assistance

During the six months ended February 28, 2026, government assistance of $15.6 million, compared to $48.1 million in the corresponding period, was awarded to the Company from a compensation scheme established to provide aid to energy-intensive companies to offset indirect costs of rising carbon emissions rights included in energy costs in Poland. The grants were recognized in the Europe Steel Group segment and recorded as reductions to cost of goods sold in the condensed consolidated statements of earnings (loss). See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2025 Form 10-K, for more information on the government assistance program.
NOTE 2. ACQUISITIONS

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates were determined using Level 3 inputs, including expected future cash flows and discount rates. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. The results of operations of the acquired businesses are reflected in the Company’s condensed consolidated financial statements from the applicable acquisition date. The financial statements are not retrospectively adjusted for any adjustments that occur during the allowable one-year measurement period (the "Measurement Period"). Rather, any adjustments to provisional amounts identified during the Measurement Period will be recorded in the reporting period in which the adjustment is determined.

During the quarter ended February 28, 2026, we acquired two businesses in the precast concrete industry. Precast concrete and concrete pipe products (together, "precast platform") are construction components formed by pouring concrete into a reusable mold that contains steel reinforcement, then curing it in a controlled manufacturing environment. The component is then transported in its final form to a construction site for installation. This process produces durable, ready-to-use components of reliable quality that can be installed quickly, saving time and requiring less labor than pour-in-place techniques. The precast platform provides mission-critical applications often for site infrastructure such as utility connections, water supply and stormwater management.

The Company completed the acquisition of all of the issued and outstanding equity securities of the entities that own Foley Products Company, LLC ("Foley" and such transaction, the “Foley Acquisition”) on December 15, 2025 (the "Foley Acquisition Date"). Foley is a supplier of precast concrete solutions primarily operating within the Southeastern U.S., and operates 18 facilities across nine states. Foley offers products that are used in drainage, water management, dry utility and road construction applications across residential infrastructure, non-residential and infrastructure end markets. The entities that owned Foley were holding companies with no substantial operations. The total purchase price was approximately $1.84 billion, all paid in cash, subject to customary purchase price adjustments. The Foley Acquisition was funded from a portion of the proceeds of the issuance of the 2033 Notes and the 2035 Notes (both as defined in Note 8, Credit Arrangements.) in November 2025. Operating results for Foley since the Foley Acquisition Date are included within the Company's Construction Solutions Group segment. For more information on the 2033 Notes and the 2035 Notes, see Note 8, Credit Arrangements.

Additionally, the Company completed the acquisition of all of the issued and outstanding equity securities of Concrete Pipe and Precast, LLC ("CP&P"), a supplier of precast concrete solutions to the U.S. Mid-Atlantic and South Atlantic markets, on December 1, 2025 (the "CP&P Acquisition Date"). The total purchase price, all paid in cash, was approximately $675 million, subject to customary purchase price adjustments, and was funded through cash on-hand. Operating results for CP&P since the CP&P Acquisition Date are included within the Company's Construction Solutions Group segment.

See below for details regarding the fair values of assets acquired and liabilities assumed, including intangible assets and goodwill, as a result of these business combinations.

Foley Acquisition

The table below presents the preliminary fair value that was allocated to Foley's assets and liabilities based upon fair values as determined by the Company. Final determination of the fair values may result in further adjustments to the values presented in the following table:

(in thousands)	Estimated Fair Value
Cash	$9,890
Accounts receivable	60,089
Inventories	35,846
Other current assets	1,823
Property, plant and equipment	244,728
Intangible assets	194,800
Goodwill	1,332,481
Other noncurrent assets	4,225
Accounts payable-trade, accrued expenses and other payables	(18,247)
Deferred income taxes	(12,000)
Other long-term liabilities	(4,227)
Total assets acquired and liabilities assumed	$1,849,408

Inventories

The acquired inventory consists of raw materials, finished goods and an insignificant amount of purchased products for resale. The fair value of raw materials and purchased products for resale approximates the historical carrying value and was calculated based on the estimated replacement cost. The fair value of finished goods was determined by a comparison of estimated selling prices less costs to sell and historical profits. The total purchase accounting inventory adjustment recognized during the three and six months ended February 28, 2026 was $2.7 million, which was reflected as cost of goods sold as the related inventory was sold.

Property, Plant and Equipment

The fair value of real and personal property was calculated primarily using the cost approach. The cost approach measures the value by estimating the cost to acquire or construct comparable assets and adjusts for age and condition. The Company assigned real property a useful life ranging from 2 to 38 years and assigned personal property a useful life ranging from 1 to 20 years.

Goodwill and Intangible Assets

Goodwill from the Foley Acquisition represents the excess of the purchase price over the fair value of net assets acquired. The goodwill recognized in connection with the acquisition of Foley reflects the value of the acquired business’s well‑established operations, skilled workforce, and history of disciplined execution, which are not separately identifiable or measurable. Goodwill also reflects the strategic importance of the acquired business to the Company’s overall portfolio. For the period ended February 28, 2026, the Company added $1.3 billion of goodwill related to the Foley Acquisition. The majority of the $1.3 billion of recognized goodwill is deductible over 15 years for tax purposes, which creates associated deferred tax balances post closing.

The acquired intangible assets consist of:

(in thousands)	Useful Life	Preliminary Fair Value
Customer relationships	10 years	$140,700
Contract backlog	1 year	48,500
Trade name	5 years	5,600
Total intangible assets		$194,800

The fair value of customer relationships for precast offerings and the contract backlog were calculated using the income approach, under the multi-period excess earnings method. This method considers the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges. Customer relationships for pipe offerings were valued using the income approach, under the with-and-without method. The with-and-without method considers opportunity costs associated with lost profits in the absence of the existing customer base.

The fair value of the trade name was calculated using the income approach, under the relief from royalty method. The relief from royalty method considers revenue derived from the corporate and product-specific trade names, the strength and relevance of the trade names in the marketplace and management’s plans to utilize the trade names going forward.

Other Assets Acquired and Liabilities Assumed

The Company used historical carrying values for trade accounts receivable and payables, as well as certain other current and noncurrent assets and liabilities, as their carrying values represented the fair value of those items as of the Foley Acquisition Date.

Financial Results

The following table summarizes the financial results of Foley from the Foley Acquisition Date through February 28, 2026, that are included in the Company’s condensed consolidated statement of earnings and condensed consolidated statement of comprehensive income.

(in thousands)	From the Foley Acquisition Date to February 28, 2026
Net sales	$75,146
Earnings before income taxes	6,410

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below as if the Foley Acquisition occurred on September 1, 2024. The pro forma financial information is presented for comparative purposes only, based on certain factually supported estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the Foley Acquisition had been completed on September 1, 2024. These results were not used as part of management's analysis of the financial results and performance of the Company. The pro forma adjustments do not reflect anticipated synergies, but rather include the nonrecurring impact of additional cost of sales from revalued inventory and the recurring income statement effects of fair value adjustments, such as depreciation and amortization. Further adjustments were made to remove the impact of Foley's interest expense on debt not assumed, as well as acquisition and integration expenses (note that acquisition costs are included in selling, general, and administrative expenses). We also included interest related to the 2033 Notes and 2035 Notes that were underwritten to finance the Foley Acquisition. The resulting tax effects of the business combination are also reflected below.

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2026	2025	2026	2025
Pro forma net sales	$2,222,194	$1,842,871	$4,452,551	$3,862,682
Pro forma net earnings (loss)	119,577	13,988	303,018	(184,778)

The pro forma results presented above include, but are not limited to, the adjustments outlined in following paragraphs. An adjustment was made to remove the impact of $12.9 million and $21.6 million of acquisition and integration expenses from the three and six months ended February 28, 2026, respectively, and include these balances in the earliest period presented. Pro forma net earnings (loss) include additional interest expense associated with the 2033 and the 2035 Notes that would have been incurred had the acquisition occurred on September 1, 2024, and was partially offset by the removal of the interest expense that Foley would not have incurred, as the acquisition included the elimination of existing Foley debt. This resulted in $0.8 million and $23.5 million of additional interest expense in the three and six months ended February 28, 2026, respectively, and $24.2 million and $48.3 million in the three and six months ended February 28, 2025, respectively.

The pro forma results also reflect decreased amortization expense from revalued intangible assets of $9.5 million and $6.0 million in the three and six months ended February 28, 2026, respectively, primarily as a result of the removal of amortization expense related to the contract backlog intangible asset which has a one-year useful life, offset by increases to amortization expense from other new intangible assets previously mentioned. Amortization expense increased by $15.6 million and $31.3 million in the three and six months ended February 28, 2025, respectively, primarily as a result of including amortization expense related to the contract backlog intangible asset in the earliest period presented. The six months ended February 28, 2025, includes an adjustment of $2.7 million of increased cost of goods sold as a result of the revaluation of inventory.

CP&P Acquisition

The table below presents the preliminary fair value that was allocated to CP&P's assets and liabilities based upon fair values as determined by the Company. Final determination of the fair values may result in further adjustments to the values presented in the following table:

(in thousands)	Estimated Fair Value
Cash	$434
Accounts receivable	38,745
Inventories	35,764
Other current assets	712
Property, plant and equipment	81,718
Intangible assets	125,600
Goodwill	415,083
Other noncurrent assets	8,309
Accounts payable-trade, accrued expenses and other payables	(22,556)
Other long-term liabilities	(6,814)
Total assets acquired and liabilities assumed	$676,995

Inventories

The acquired inventory consists of raw materials, purchased products for resale and finished goods. The fair value of raw materials and purchased products for resale approximates the historical carrying value and was calculated based on the estimated replacement cost. The fair value of finished goods was determined by a comparison of estimated selling prices less costs to sell and historical profits. The total purchase accounting inventory adjustment recognized during the three and six months ended February 28, 2026, was $4.0 million, which was reflected as cost of goods sold as the related inventory was sold.

Property, Plant and Equipment

The fair value of personal property was calculated primarily using the cost approach, as defined above. No real property was acquired in the CP&P Acquisition. The Company assigned personal property a useful life ranging from 1 to 20 years.

Goodwill and Intangible Assets

Goodwill from the CP&P Acquisition represents the excess of the purchase price over the fair value of net assets acquired. The factors contributing to the amount of goodwill recognized are consistent with the factors discussed above. For the period ended February 28, 2026, the Company added $415.1 million of book goodwill related to the CP&P Acquisition. The recognized goodwill for tax purposes is $580.7 million and is deductible over 15 years which creates associated deferred tax balances post-closing.

The acquired intangible assets consist of:

(in thousands)	Life in Years	Preliminary Fair Value
Customer relationships	10 years	$91,500
Contract backlog	1 year	30,500
Trade name	5 years	3,600
Total intangible assets		$125,600

The fair value of customer relationships for precast offerings and the contract backlog were calculated using the income approach, under the multi-period excess earnings method. Customer relationships for pipe offerings were valued using the income approach, under the with-and-without method. The fair value of the trade name was calculated using the income approach, under the relief from royalty method. Each approach is defined above.

Other Assets Acquired and Liabilities Assumed

The Company used historical carrying values for trade accounts receivable and payables, as well as certain other current and noncurrent assets and liabilities, as their carrying values represented the fair value of those items as of the CP&P Acquisition Date. Other current and noncurrent assets and liabilities primarily relate to lease balances that are further discussed in Note 7, Leases.

Financial Results

The following table summarizes the financial results of CP&P from the CP&P Acquisition Date through February 28, 2026 that are included in the Company’s condensed consolidated statement of earnings and condensed consolidated statement of comprehensive income.

(in thousands)	From the CP&P Acquisition Date to February 28, 2026
Net sales	$69,441
Loss before income taxes	(1,829)

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below as if the CP&P Acquisition occurred on September 1, 2024. The pro forma financial information is presented for comparative purposes only, based on certain factually supported estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the CP&P Acquisition had been completed on September 1, 2024. These results were not used as part of management's analysis of the financial results and performance of the Company. The pro forma adjustments do not reflect anticipated synergies, but rather include the nonrecurring impact of additional cost of sales from revalued inventory and the recurring income statement effects of fair value adjustments, such as depreciation and amortization. Further adjustments were made to remove acquisition and integration expenses (note that acquisition costs are included in selling, general and administrative expenses). The resulting tax effects of the business combination are also reflected below.

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2026	2025	2026	2025
Pro forma net sales	$2,132,018	$1,808,004	$4,325,085	$3,783,643
Pro forma net earnings (loss)	108,549	23,448	298,579	(162,605)

The pro forma results presented above include, but are not limited to, the adjustments outlined below. An adjustment was made to remove the impact of $7.8 million and $12.4 million of acquisition and integration expenses from the three and six months ended February 28, 2026, respectively and include these balances in the earliest period presented. Results also reflect decreased amortization expense from revalued intangible assets of $7.6 million and $6.2 million in the three and six months ended February 28, 2026, respectively, primarily as a result of the removal of amortization expense related to the contract backlog intangible asset which has a one-year useful life, offset by increases to amortization expense from other new intangible assets previously mentioned. Amortization expense increased by $9.1 million and $18.2 million in the three and six months ended February 28, 2025, respectively, primarily as a result of including amortization expense related to the contract backlog intangible asset in the earliest period presented. Additionally, the six months ended February 28, 2025 include $4.0 million of increased cost of goods sold as a result of the revaluation of inventory, which was removed from the three and six months ended February 28, 2026.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reflect the changes in accumulated other comprehensive loss ("AOCL"):

	Three Months Ended February 28, 2026
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, December 1, 2025	$(31,347)	$15,477	$(11,347)	$(27,217)
Other comprehensive income (loss) before reclassifications(1)	19,573	5,030	(25)	24,578
Reclassification for gain(2)	—	(5,114)	—	(5,114)
Net other comprehensive income (loss)	19,573	(84)	(25)	19,464
Balance, February 28, 2026	$(11,774)	$15,393	$(11,372)	$(7,753)

	Six Months Ended February 28, 2026
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2025	$(28,922)	$14,993	$(11,322)	$(25,251)
Other comprehensive income (loss) before reclassifications(1)	17,148	7,863	(50)	24,961
Reclassification for gain(2)	—	(7,463)	—	(7,463)
Net other comprehensive income (loss)	17,148	400	(50)	17,498
Balance, February 28, 2026	$(11,774)	$15,393	$(11,372)	$(7,753)

	Three Months Ended February 28, 2025
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, December 1, 2024	$(111,811)	$2,678	$(12,722)	$(121,855)
Other comprehensive income (loss) before reclassifications(1)	2,653	22,695	(10)	25,338
Reclassification for gain(2)	—	(2,472)	—	(2,472)
Net other comprehensive income (loss)	2,653	20,223	(10)	22,866
Balance, February 28, 2025	$(109,158)	$22,901	$(12,732)	$(98,989)

	Six Months Ended February 28, 2025
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2024	$(76,854)	$3,614	$(12,712)	$(85,952)
Other comprehensive income (loss) before reclassifications(1)	(32,304)	23,115	(20)	(9,209)
Reclassification for gain(2)	—	(3,828)	—	(3,828)
Net other comprehensive income (loss)	(32,304)	19,287	(20)	(13,037)
Balance, February 28, 2025	$(109,158)	$22,901	$(12,732)	$(98,989)
__________________________________
(1) Other comprehensive income (loss) ("OCI") before reclassifications from derivatives is presented net of income tax expense of $1.1 million and $1.8 million for the three and six months ended February 28, 2026, respectively, and net of income tax expense of $5.4 million and $5.5 million for the three and six months ended February 28, 2025, respectively. OCI before reclassifications from defined benefit pension plans is presented net of immaterial income tax impacts.
(2) Reclassifications for gains from derivatives included in net earnings (loss) are primarily recorded in cost of goods sold in the condensed consolidated statements of earnings (loss) and are presented net of income tax expense of $1.2 million and $1.8 million for the three and six months ended February 28, 2026, respectively, and net of immaterial income tax impacts for the three and six months ended February 28, 2025.

NOTE 4. REVENUE RECOGNITION

The majority of the Company's revenue is recognized at a point in time, concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. See Note 15, Segment Information, for more information about disaggregated revenue by the Company's major product lines.

Certain revenue resulting from sales of downstream products in the North America Steel Group segment is recognized over time, as discussed below. Remaining revenue from sales of other downstream products in the North America Steel Group segment is recognized based on the amount the Company has a right to invoice as a practical expedient.

Each of the North America Steel Group segment's fabrication contracts represents a single performance obligation. Revenue from certain fabrication contracts for which the Company provides downstream products and installation services is recognized over time using an input measure, and represented 9% of net sales in the North America Steel Group segment in each of the three and six months ended February 28, 2026, and represented 7% of net sales in the North America Steel Group segment in each of the three and six months ended February 28, 2025. Revenue from fabrication contracts for which the Company does not provide installation services is recognized over time using an output measure, and represented 9% of net sales in the North America Steel Group segment in each of the three and six months ended February 28, 2026, and 10% of net sales in the North America Steel Group segment in each of the three and six months ended February 28, 2025.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	February 28, 2026	August 31, 2025
Contract assets (included in accounts receivable)	$86,108	$108,570
Contract liabilities (included in other accrued expenses and payables)	19,414	21,631

The amount of revenue reclassified from August 31, 2025 contract liabilities during the six months ended February 28, 2026 was approximately $19.9 million.

Remaining Performance Obligations

As of February 28, 2026, revenue totaling $807.0 million was allocated to remaining performance obligations in the North America Steel Group segment related to certain fabrication contracts for which revenue is recognized using input or output measures, as described above. The Company estimates that approximately 69% of the remaining performance obligations will be recognized in the twelve months following February 28, 2026, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America Steel Group, Construction Solutions Group and Europe Steel Group segments is typically less than one year.
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

The components of inventories were as follows:

(in thousands)	February 28, 2026	August 31, 2025
Raw materials	$244,548	$204,945
Work in process	3,141	4,165
Finished goods	895,951	725,200
Total	$1,143,640	$934,310

As of February 28, 2026 and 2025, the inventory valuation reserve was $2.8 million and $15.7 million, respectively, and primarily related to the Europe Steel Group segment and North America Steel Group segment, respectively. The inventory write-downs were recorded in cost of goods sold in the condensed consolidated statements of earnings (loss).

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the table below:

(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Consolidated
Goodwill, gross
Balance, September 1, 2025	$126,915	$265,523	$4,608	$397,046
Foreign currency translation	—	223	94	317
Acquisitions	—	1,747,564	—	1,747,564
Balance, February 28, 2026	126,915	2,013,310	4,702	2,144,927

Accumulated impairment
Balance, September 1, 2025	(9,542)	(493)	(165)	(10,200)
Foreign currency translation	—	—	(3)	(3)
Balance, February 28, 2026	(9,542)	(493)	(168)	(10,203)

Goodwill, net
Balance, September 1, 2025	117,373	265,030	4,443	386,846
Foreign currency translation	—	223	91	314
Acquisitions	—	1,747,564	—	1,747,564
Balance, February 28, 2026	$117,373	$2,012,817	$4,534	$2,134,724

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	February 28, 2026	August 31, 2025
Trade names	$54,978	$54,813
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$58,128	$57,963

The change in the balance of indefinite-lived intangible assets from August 31, 2025 to February 28, 2026 was due to foreign currency translation adjustments.

Finite-lived intangible assets subject to amortization are detailed in the following table:

	February 28, 2026			August 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technologies	$154,096	$69,406	$84,690	$153,844	$60,882	$92,962
Customer relationships	307,589	34,145	273,444	75,304	24,663	50,641
Patents	9,849	7,458	2,391	9,111	7,338	1,773
Lease rights	6,943	1,268	5,675	6,804	1,200	5,604
Trade names	12,811	2,420	10,391	3,560	1,823	1,737
Contract backlog	79,000	17,729	61,271	—	—	—
Other	2,524	2,503	21	2,524	2,389	135
Total	$572,812	$134,929	$437,883	$251,147	$98,295	$152,852

The majority of the increase in customer relationship and trade name intangible assets, and the addition of the contract backlog intangible asset, at February 28, 2026 as compared to August 31, 2025, are due to the Foley and CP&P Acquisitions. For more information on these acquisitions, see Note 2, Acquisitions. The foreign currency translation adjustments for intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets was $29.9 million and $36.5 million in the three and six months ended February 28, 2026, respectively, of which $22.0 million and $26.1 million, respectively, was recorded in cost of goods sold and the remainder was recorded in selling, general and administrative ("SG&A") expenses in the condensed consolidated statements of earnings (loss). Amortization expense for intangible assets was $6.8 million and $13.6 million in the three and six months ended February 28, 2025, respectively, of which $4.3 million and $8.6 million, respectively, was recorded in cost of goods sold and the remainder was recorded in SG&A expenses in the condensed consolidated statements of earnings (loss). The increase in amortization expense during the three and six months ended February 28, 2026, is primarily a result of the purchase of Foley and CP&P as outlined further in Note 2, Acquisitions.

Estimated amortization expense for intangible assets through 2030 is as follows:

(in thousands)
Remainder of 2026	$65,109
2027	72,959
2028	49,334
2029	44,659
2030	43,294

NOTE 7. LEASES

As part of the Foley and CP&P Acquisitions, as outlined in Note 2, Acquisitions, the Company has assumed leases. Further, upon closing, the Company entered into real property leases with the former owner of CP&P that were not included in the

CP&P Acquisition. Total new operating leases related to Foley and CP&P were $4.0 million and $61.2 million, respectively, as of February 28, 2026.

The Company entered into an additional $8.2 million of operating leases and $36.7 million of finance leases unrelated to Foley and CP&P in the three months ended February 28, 2026. As a result, the below disclosure has been included.

The following table presents the components of the total lease assets and lease liabilities and their classification in the condensed consolidated balance sheets:

(in thousands)	Classification in Condensed Consolidated Balance Sheets	February 28, 2026	August 31, 2025
Assets:
Operating assets	Other noncurrent assets	$231,334	$172,374
Finance assets	Property, plant and equipment, net	222,287	189,923
Total leased assets		$453,621	$362,297

Liabilities:
Operating lease liabilities:
Current	Other accrued expenses and payables	$41,365	$37,250
Long-term	Other noncurrent liabilities	192,169	136,629
Total operating lease liabilities		233,534	173,879
Finance lease liabilities:
Current	Current maturities of long-term debt	50,831	42,500
Long-term	Long-term debt	135,622	116,417
Total finance lease liabilities		186,453	158,917
Total lease liabilities		$419,987	$332,796

The components of lease expense were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$14,355	$12,061	$26,454	$24,098
Finance lease expense:
Amortization of assets	8,548	6,754	16,505	13,476
Interest on lease liabilities	2,254	1,863	4,367	3,700
Total finance lease expense	10,802	8,617	20,872	17,176
Variable and short-term lease expense	4,930	4,884	13,633	10,571
Total lease expense	$30,087	$25,562	$60,959	$51,845

The weighted average remaining lease term and discount rate for operating and finance leases are presented in the following table:

	February 28, 2026	August 31, 2025
Weighted average remaining lease term (years):
Operating leases	7.0	5.9
Finance leases	3.9	3.9

Weighted average discount rate:
Operating leases	5.237%	5.126%
Finance leases	5.128%	5.263%

Cash flow and other information related to leases is included in the following table:

	Six Months Ended February 28,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$25,847	$24,294
Operating cash outflows from finance leases	4,367	3,700
Financing cash outflows from finance leases	22,529	19,834

Right of use assets obtained in exchange for lease obligations:
Operating leases	$80,551	$21,710
Finance leases	48,746	24,582

Future maturities of lease liabilities at February 28, 2026 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
Year 1	$51,766	$59,054
Year 2	47,236	55,003
Year 3	38,804	44,294
Year 4	30,231	28,487
Year 5	25,924	15,475
Thereafter	86,117	3,309
Total lease payments	280,078	205,622
Less imputed interest	(46,544)	(19,169)
Present value of lease liabilities	$233,534	$186,453
__________________________________
For the table above, each year represents March 1st to February 28th of the following year.

As of February 28, 2026, the Company has additional leases that have not yet commenced, primarily for heavy-duty vehicles, with aggregate fixed payments over their terms of approximately $5.4 million, all of which are expected to commence in 2026. These leases have noncancellable terms of 5 to 6 years. These leases are not related to the precast platform.

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of February 28, 2026	February 28, 2026	August 31, 2025
2030 Notes	4.125%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
2033 Notes	5.750%	1,000,000	—
2035 Notes	6.000%	1,000,000	—
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Series 2025 Bonds, due 2032	4.625%	150,000	150,000
Other	4.906%	10,508	10,108
Finance leases	5.128%	186,453	158,917
Total debt		3,392,021	1,364,085
Less unamortized debt issuance costs		(33,672)	(14,051)
Plus unamortized bond premium		4,167	4,261
Total amounts outstanding		3,362,516	1,354,295
Less current maturities of long-term debt		(52,621)	(44,289)
Long-term debt		$3,309,895	$1,310,006

The Company's credit arrangements require compliance with certain covenants, including interest coverage and debt to capitalization ratios, and as of February 28, 2026, the Company was in compliance with all financial covenants.

Capitalized interest was $5.0 million and $8.9 million during the three and six months ended February 28, 2026, respectively, compared to $2.4 million and $4.5 million, respectively, during the corresponding periods.

Senior Notes Activity

In November 2025, the Company issued $1.0 billion of 5.750% senior unsecured notes due November 2033 (the "2033 Notes") and $1.0 billion of 6.000% senior unsecured notes due December 2035 (the "2035 Notes"). Interest on the 2033 Notes is payable semiannually on May 15 and November 15 and interest on the 2035 Notes is payable semiannually on June 15 and December 15. Gross proceeds from the issuance of the 2033 Notes and the 2035 Notes were used to facilitate the closing of the Foley Acquisition. Aggregate fees and issuance costs associated with the 2033 Notes and the 2035 Notes were approximately $15.8 million and $21.3 million for the three and six months ended February 28, 2026, respectively. Prior quarter amounts included rating agency and legal fees whereas current quarter amounts relate to additional fees associated with the 2033 Notes and the 2035 Notes that were conditional on the closing of the Foley Acquisition. For more information on the Foley Acquisition, see Note 2, Acquisitions.

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

On October 31, 2025, the Company entered into the Limited Consent and Second Amendment (the "Second Amendment") to the Sixth Amended and Restated Credit Agreement (as amended from time to time, the "Credit Agreement"), which, among other things, permitted the Bridge Facility, and modified the event of default provisions in the Credit Agreement to provide that certain monetary judgments will not constitute an event of default. On December 17, 2025, the Company entered into the Third Amendment and Commitment Increase to the Credit Amendment (the “Third Amendment”), which increased the borrowing capacity under the revolving credit facility (the "Revolver") from $600.0 million to $1.0 billion and extended the maturity date from October 26, 2029 to December 17, 2030. The Company had no amounts drawn under the Revolver at February 28, 2026 or August 31, 2025. The availability under the Revolver was reduced by outstanding standby letters of credit totaling $1.0 million at both February 28, 2026 and August 31, 2025.

CMC Poland Sp. z.o.o., a subsidiary of the Company, had credit facilities in Poland totaling PLN 600.0 million as of February 28, 2026 and August 31, 2025, equivalent to $167.8 million and $164.5 million, respectively. There were no amounts outstanding under these facilities as of February 28, 2026 or August 31, 2025. The available balance of these credit facilities was reduced by outstanding standby letters of credit, guarantees and/or other financial assurance instruments, totaling $1.9 million and $2.7 million as of February 28, 2026 and August 31, 2025, respectively.

Accounts Receivable Facility

The Poland accounts receivable facility had a limit of PLN 288.0 million as of February 28, 2026 and August 31, 2025, equivalent to $80.6 million and $78.9 million, respectively. The Company had no advance payments outstanding under the Poland accounts receivable facility as of February 28, 2026 or August 31, 2025.
NOTE 9. DERIVATIVES

As of February 28, 2026 and August 31, 2025, the notional values of the Company's commodity contract commitments were $589.2 million and $453.4 million, respectively, and the notional values of the Company's foreign currency contract commitments were $304.3 million and $279.3 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of February 28, 2026:

Commodity	Position	Total
Copper	Long	5,082	MT
Copper	Short	11,730	MT
Electricity	Long	2,695,000	MW(h)
Natural Gas	Long	4,762,000	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Million British thermal units

The following table summarizes the location and amounts of the fair value of the Company's derivative instruments as reported in the condensed consolidated balance sheets:

(in thousands)	Primary Location	February 28, 2026	August 31, 2025
Derivative assets:
Commodity	Prepaid and other current assets	$12,283	$14,957
Commodity	Other noncurrent assets	44,899	43,944
Foreign exchange	Prepaid and other current assets	3,936	4,809
Derivative liabilities:
Commodity	Other accrued expenses and payables	$5,715	$282
Commodity	Other noncurrent liabilities	465	—
Foreign exchange	Other accrued expenses and payables	873	809
Foreign exchange	Other noncurrent liabilities	—	12

The following table summarizes the effects of derivatives not designated as hedging instruments on the condensed consolidated statements of earnings (loss). All other activity related to the Company's derivatives not designated as hedging instruments was immaterial for the periods presented.

Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)		Three Months Ended February 28,		Six Months Ended February 28,
	Primary Location	2026	2025	2026	2025
Commodity	Cost of goods sold	$(14,823)	$(8,484)	$(24,179)	$(4,742)
Foreign exchange	SG&A expenses	3,570	5,186	4,683	2,014

The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of earnings (loss). Amounts presented do not include the effects of foreign currency translation adjustments.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Gain Recognized in OCI, Net of Income Taxes (in thousands)	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Commodity	$5,029	$22,690	$7,861	$23,102
Foreign exchange	1	5	2	13

Gain on Derivatives Designated as Cash Flow Hedging Instruments Reclassified from AOCL into Net Earnings (Loss) (in thousands)		Three Months Ended February 28,		Six Months Ended February 28,
	Primary Location	2026	2025	2026	2025
Commodity	Cost of goods sold	$6,344	$2,998	$9,222	$4,571
Foreign exchange	SG&A expenses	9	42	15	107

The Company's natural gas and electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to February 2029 and December 2034, respectively. Included in the AOCL balance as of February 28, 2026 was an estimated net gain of $10.6 million from cash flow hedging instruments that is expected to be reclassified into net earnings (loss) within the twelve months following February 28, 2026. Cash flows associated with the cash flow hedging instruments are recorded as cash flows from operating activities in the condensed consolidated statements of cash flows. See Note 10, Fair Value, for the fair value of derivative instruments recorded in the condensed consolidated balance sheets.
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

The Company presents the fair value of its derivative contracts on a net-by-counterparty basis when a legal right to offset exists under an enforceable netting agreement. The following table summarizes information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of February 28, 2026:
Assets:
Investment deposit accounts(1)	$355,109	$355,109	$—	$—
Commodity derivative assets	57,182	1,001	—	56,181
Foreign exchange derivative assets	3,936	—	3,936	—
Liabilities:
Commodity derivative liabilities	6,180	6,180	—	—
Foreign exchange derivative liabilities	873	—	873	—

As of August 31, 2025:
Assets:
Investment deposit accounts(1)	$902,106	$902,106	$—	$—
Commodity derivative assets	58,901	5,458	—	53,443
Foreign exchange derivative assets	4,809	—	4,809	—
Liabilities:
Commodity derivative liabilities	282	282	—	—
Foreign exchange derivative liabilities	821	—	821	—
__________________________________
(1) Investment deposit accounts are short-term in nature, and their value is based on principal plus interest.

The fair value of the Level 3 commodity derivatives is estimated using internally developed discounted cash flow models that rely on significant unobservable inputs. The Company forecasts future energy rates using a range of historical prices (the "floating rate"), which is the only significant unobservable input used in the Company's discounted cash flow models. Significant variations in the floating rate could materially impact the fair value measurement. The following table summarizes the range of floating rates used to measure the fair value of the Level 3 commodity derivatives as of February 28, 2026 and August 31, 2025, which are applied uniformly across each of the Company's Level 3 commodity derivatives:

	Floating rate (PLN)
	Low	High	Average
February 28, 2026	346	628	450
August 31, 2025	346	563	436

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income (loss). Amounts presented are before income taxes. The fluctuation in energy rates over time may cause volatility in the fair value estimate and was the primary reason for unrealized gains and losses in OCI for the three and six months ended February 28, 2026 and 2025.

(in thousands)	Three Months Ended February 28, 2026
Balance, December 1, 2025	$52,375
Unrealized holding gain before reclassification(1)	8,537
Reclassification for gain included in net earnings(2)	(4,731)
Balance, February 28, 2026	$56,181

(in thousands)	Six Months Ended February 28, 2026
Balance, September 1, 2025	$53,443
Unrealized holding gain before reclassification(1)	10,988
Reclassification for gain included in net earnings(2)	(8,250)
Balance, February 28, 2026	$56,181

(in thousands)	Three Months Ended February 28, 2025
Balance, December 1, 2024	$33,303
Unrealized holding gain before reclassification(1)	25,482
Reclassification for gain included in net earnings(2)	(3,427)
Balance, February 28, 2025	$55,358

(in thousands)	Six Months Ended February 28, 2025
Balance, September 1, 2024	$38,029
Unrealized holding gain before reclassification(1)	23,791
Reclassification for gain included in net loss(2)	(6,462)
Balance, February 28, 2025	$55,358
__________________________________
(1) Unrealized holding gain, net of foreign currency translation, less amounts reclassified, are included in net unrealized holding gain (loss) on derivatives in the condensed consolidated statements of comprehensive income (loss).
(2) Realized gains included in net earnings (loss) are recorded in cost of goods sold in the condensed consolidated statements of earnings (loss).

There were no material non-recurring fair value remeasurements during the three or six months ended February 28, 2026 or 2025.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $3.2 billion as of February 28, 2026, and $1.2 billion and $1.1 billion, respectively, as of August 31, 2025. The fair values were estimated based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, so their carrying values approximate fair values.

NOTE 11. INCOME TAX

The Company’s effective income tax rates for the three and six months ended February 28, 2026 were 15.2% and 7.6%, respectively, compared to the 29.4% and 23.0% in the corresponding periods. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. The Company's effective tax rate can vary from period to period depending on, among other factors, the mix and amount of global earnings, the impact of loss companies for which no tax benefit is available due to valuation allowances, income tax credits, and the impact of permanent tax adjustments.

On January 10, 2025, the Company was awarded a Qualifying Advanced Energy Project Tax Credit in connection with the construction of the West Virginia micro mill under section 48C of the Internal Revenue Code. The amount awarded is a nonrefundable transferable investment tax credit allocation equal to 30% of qualified expenditures for certified projects that meet prevailing wage and apprenticeship requirements. The Company is electing to account for its nonrefundable transferable investment tax credits under ASC 740 using the flow-through method. Under the flow-through method, the credit is recognized in the fiscal year that the qualifying assets are placed in service. The Company intends to utilize the credit beginning with its fiscal 2026 tax return and has included the estimated impact in the financial statements beginning in fiscal 2026. During the three and six months ended February 28, 2026, the Company recognized approximately $14.1 million and $53.8 million, respectively, in income tax benefit related to the credit. No impact was recognized in the corresponding periods.
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

Information for restricted stock units and performance stock units accounted for as equity awards during the six months ended February 28, 2026 is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of August 31, 2025	1,369,205	$50.37
Granted	752,865	63.91
Vested	(754,967)	48.43
Forfeited	(28,677)	53.75
Outstanding as of February 28, 2026	1,338,426	$59.01

The Company granted 107,771 equivalent shares in the form of restricted stock units and performance stock units accounted for as liability awards during the six months ended February 28, 2026. As of February 28, 2026, the Company had outstanding 269,157 equivalent shares accounted for under the liability method. The Company expects 257,178 equivalent shares to vest.

Total stock-based compensation expense, including fair value remeasurements, which was primarily included in SG&A expenses in the condensed consolidated statements of earnings (loss), was $14.8 million and $26.0 million for the three and six months ended February 28, 2026, respectively, and was $8.1 million and $18.3 million for the three and six months ended February 28, 2025, respectively.

NOTE 13. STOCKHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

The Company's calculation of basic earnings (loss) per share ("EPS") and diluted EPS is described in Note 16, Earnings Per Share, to the Company's consolidated financial statements in the 2025 Form 10-K.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net earnings (loss)	$93,032	$25,473	$270,314	$(150,245)

Average basic shares outstanding	110,960,062	113,564,436	111,014,543	113,811,675
Effect of dilutive securities	957,892	945,857	1,139,736	—
Average diluted shares outstanding	111,917,954	114,510,293	112,154,279	113,811,675

Earnings (loss) per share:
Basic	$0.84	$0.22	$2.43	$(1.32)
Diluted	0.83	0.22	2.41	(1.32)
For all periods presented except for the six months ended February 28, 2025, the Company had immaterial anti-dilutive shares, which were not included in the computation of average diluted shares outstanding. For the six months ended February 28, 2025, the Company had 1,270,113 shares that were excluded from the computation of average diluted shares outstanding due to the Company's net loss position.
During the three and six months ended February 28, 2026, the Company repurchased 249,154 and 912,374 shares of CMC common stock, respectively, at an average purchase price of $73.46 and $62.70 per share, respectively. Under the share repurchase program, the Company had remaining authorization to repurchase $147.8 million of shares of CMC common stock as of February 28, 2026. See Note 15, Capital Stock, to the Company's consolidated financial statements in the 2025 Form 10-K, for more information on the share repurchase program.
NOTE 14. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

Legal Proceedings

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. On September 29, 2025, the Northern District Court denied this post-trial motion, upholding the jury’s verdict. The Company is confident it conducted its business appropriately and intends to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On October 24, 2025, the Company filed its notice of appeal. As a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. In the six months ended February 28, 2025, the Company reported $354.7 million of litigation expense in the condensed consolidated statement of loss, which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. In the six months ended February 28, 2026, the Company reported $7.8 million of litigation expense in the condensed consolidated statement of earnings, which primarily represents the Company’s estimate of post-judgment interest on the PSG judgment. These amounts were classified as current liabilities in the condensed consolidated balance sheets because the timing of the potential payment is uncertain. All other legal expenses for the three and six months ended February 28, 2026 and 2025 are reported within SG&A expenses. If the verdict and judgment are overturned through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. The Company's litigation defense costs are expensed as incurred. Although the Company is vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with this litigation could have a significant impact on our liquidity.

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

Other Matters

At February 28, 2026 and August 31, 2025, the amounts accrued for cleanup and remediation costs at certain sites in response to notices, actions and agreements under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $3.4 million at both February 28, 2026 and August 31, 2025, of which $1.9 million were classified as other noncurrent liabilities in both periods. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, accrued amounts could vary significantly from amounts paid.
NOTE 15. SEGMENT INFORMATION

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

Adjusted EBITDA is equal to earnings or losses before interest expense, income taxes, depreciation and amortization expense, impairment expense and unrealized gains and losses on undesignated commodity hedges.

The Company structures its business into three reportable segments: North America Steel Group, Construction Solutions Group and Europe Steel Group. See Note 1, Nature of Operations and Summary of Significant Accounting Policies herein as well as in the 2025 Form 10-K, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's benefit restoration plan assets and short-term investments, expenses of the Company's corporate headquarters, litigation-related expenses, interest expense related to long-term debt and intercompany eliminations. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense.

The following table summarizes certain financial information by reportable segment and Corporate and Other, as applicable:

	Three Months Ended February 28, 2026
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers:	$1,608,321	$314,425	$200,014	$2,122,760
Intersegment net sales	24,171	8,675	804	33,650
	$1,632,492	$323,100	$200,818	$2,156,410
Reconciliation of net sales:
Corporate and Other, excluding eliminations				9,258
Eliminations				(33,650)
Total consolidated net sales				$2,132,018
Less:
Cost of goods sold	1,326,322	246,918	204,106
Selling, general and administrative expenses	85,769	62,691	7,169
Add:
Depreciation and amortization(1)	51,252	39,929	9,029
Unrealized gain on undesignated commodity hedges(1)	(1,979)	—	—
Adjusted EBITDA reportable segments	$269,674	$53,420	$(1,428)	$321,666
Reconciliation of profit or loss
Interest expense				40,928
Depreciation and amortization				102,567
Unrealized gain on undesignated commodity hedges				(1,979)
Corporate and Other expenses				70,410
Earnings before income taxes				$109,740

Capital expenditures	94,609	15,433	11,055
__________________________________
(1) Depreciation and amortization and unrealized gain on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

	Six Months Ended February 28, 2026
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers:	$3,269,379	$512,702	$447,664	$4,229,745
Intersegment net sales	41,945	18,756	1,657	62,358
	$3,311,324	$531,458	$449,321	$4,292,103
Reconciliation of net sales:
Corporate and Other, excluding eliminations				22,580
Eliminations				(62,358)
Total consolidated net sales				$4,252,325
Less:
Cost of goods sold	2,690,124	388,484	443,231
Selling, general and administrative expenses	165,497	100,657	14,796
Add:
Depreciation and amortization(1)	101,793	50,684	18,207
Unrealized loss on undesignated commodity hedges(1)	6,084	—	—
Adjusted EBITDA reportable segments	$563,580	$93,001	$9,501	$666,082
Reconciliation of profit or loss
Interest expense				65,776
Depreciation and amortization				175,289
Unrealized loss on undesignated commodity hedges				6,084
Corporate and Other expenses				126,258
Earnings before income taxes				$292,675

Assets	$4,634,875	$3,478,040	$742,874
Capital expenditures	$194,236	$24,368	$24,997
__________________________________
(1) Depreciation and amortization and unrealized loss on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

	Three Months Ended February 28, 2025
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers:	$1,386,848	$158,864	$198,029	$1,743,741
Intersegment net sales	16,498	13,253	619	30,370
	$1,403,346	$172,117	$198,648	$1,774,111
Reconciliation of net sales:
Corporate and Other, excluding eliminations				10,635
Eliminations				(30,370)
Total consolidated net sales				$1,754,376
Less:
Cost of goods sold	1,242,746	120,638	200,895
Selling, general and administrative expenses	81,218	38,824	5,210
Add:
Depreciation and amortization(1)	49,053	10,864	8,206
Unrealized loss on undesignated commodity hedges(1)	8,136	—	—
Asset impairments	383	—	3
Adjusted EBITDA reportable segments	$136,954	$23,519	$752	$161,225
Reconciliation of profit or loss
Interest expense				11,167
Depreciation and amortization				70,584
Asset impairments				386
Unrealized loss on undesignated commodity hedges				8,136
Corporate and Other expenses				34,852
Earnings before income taxes				$36,100

Capital expenditures	$64,217	$11,948	$9,668
__________________________________
(1) Depreciation and amortization and unrealized loss on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

	Six Months Ended February 28, 2025
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers:	$2,905,485	$328,279	$407,436	$3,641,200
Intersegment net sales	32,610	25,046	1,236	58,892
	$2,938,095	$353,325	$408,672	$3,700,092
Reconciliation of net sales:
Corporate and Other, excluding eliminations				22,778
Eliminations				(58,892)
Total consolidated net sales				$3,663,978
Less:
Cost of goods sold	2,557,033	249,974	386,551
Selling, general and administrative expenses	162,349	78,724	12,152
Add:
Depreciation and amortization(1)	97,927	21,552	16,619
Unrealized loss on undesignated commodity hedges(1)	6,110	—	—
Asset impairments	383	—	3
Adjusted EBITDA reportable segments	$323,133	$46,179	$26,591	$395,903
Reconciliation of profit or loss
Interest expense				22,489
Depreciation and amortization				141,021
Asset impairments				386
Unrealized loss on undesignated commodity hedges				6,110
Corporate and Other expenses				421,097
Loss before income taxes				$(195,200)

Assets	$4,223,610	$834,722	$660,260
Capital expenditures	$160,689	$19,646	$20,018
__________________________________
(1) Depreciation and amortization and unrealized loss on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

The following table presents a reconciliation of certain financial information to consolidated totals for the reportable segments:

	Three Months Ended February 28, 2026
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	100,210	$2,357	$102,567
Capital expenditures	121,097	1,598	122,695

	Six Months Ended February 28, 2026
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$170,684	$4,605	$175,289
Capital expenditures	243,601	4,531	248,132
Assets	8,855,789	705,804	9,561,593

	Three Months Ended February 28, 2025
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$68,123	$2,461	$70,584
Capital expenditures	85,833	434	86,267

	Six Months Ended February 28, 2025
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$136,098	$4,923	$141,021
Capital expenditures	200,353	4,101	204,454
Assets	5,718,592	971,118	6,689,710

Disaggregation of Revenue

The following tables display net sales to external customers by reportable segment and Corporate and Other, disaggregated by major product. Precast products represent sales of products from our precast platform, as defined in Note 2, Acquisitions, and excludes other revenue, such as delivery fees and other service revenue.

	Three Months Ended February 28, 2026
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$357,548	$—	$5,265	$—	$362,813
Steel products	670,831	—	166,083	—	836,914
Downstream products	505,260	37,453	19,507	—	562,220
Precast products	—	141,604	—	—	141,604
Construction products	—	78,371	—	—	78,371
Ground stabilization solutions	—	49,882	—	—	49,882
Other	74,682	7,115	9,159	9,258	100,214
Net sales to external customers	1,608,321	314,425	200,014	9,258	2,132,018
Intersegment net sales, eliminated in consolidation	24,171	8,675	804	(33,650)	—
Net sales	$1,632,492	$323,100	$200,818	$(24,392)	$2,132,018

	Six Months Ended February 28, 2026
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$721,600	$—	$11,311	$—	$732,911
Steel products	1,396,722	—	358,605	—	1,755,327
Downstream products	1,037,013	72,698	55,224	—	1,164,935
Precast products	—	141,604	—	—	141,604
Construction products	—	164,338	—	—	164,338
Ground stabilization solutions	—	122,473	—	—	122,473
Other	114,044	11,589	22,524	22,580	170,737
Net sales to external customers	3,269,379	512,702	447,664	22,580	4,252,325
Intersegment net sales, eliminated in consolidation	41,945	18,756	1,657	(62,358)	—
Net sales	$3,311,324	$531,458	$449,321	$(39,778)	$4,252,325

	Three Months Ended February 28, 2025
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$317,841	$—	$5,141	$—	$322,982
Steel products	592,549	—	159,344	—	751,893
Downstream products	428,459	41,179	25,278	—	494,916
Construction products	—	65,731	—	—	65,731
Ground stabilization solutions	—	48,194	—	—	48,194
Other	47,999	3,760	8,266	10,635	70,660
Net sales to external customers	1,386,848	158,864	198,029	10,635	1,754,376
Intersegment net sales, eliminated in consolidation	16,498	13,253	619	(30,370)	—
Net sales	$1,403,346	$172,117	$198,648	$(19,735)	$1,754,376

	Six Months Ended February 28, 2025
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$627,960	$—	$10,426	$—	$638,386
Steel products	1,218,014	—	321,481	—	1,539,495
Downstream products	956,057	73,557	58,912	—	1,088,526
Construction products	—	141,712	—	—	141,712
Ground stabilization solutions	—	104,706	—	—	104,706
Other	103,454	8,304	16,617	22,778	151,153
Net sales to external customers	2,905,485	328,279	407,436	22,778	3,663,978
Intersegment net sales, eliminated in consolidation	32,610	25,046	1,236	(58,892)	—
Net sales	$2,938,095	$353,325	$408,672	$(36,114)	$3,663,978
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

Any reference in this Form 10-Q to the "corresponding period" relates to the three or six month period ended February 28, 2025, as applicable. Any reference in this Form 10-Q to the "current period" relates to the three or six month period ended

February 28, 2026, as applicable. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

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
BUSINESS CONDITIONS AND DEVELOPMENTS

Senior Notes Activity

In November 2025, we issued $1.0 billion of 5.750% senior unsecured notes due November 2033 (the “2033 Notes”) and $1.0 billion of 6.000% senior unsecured notes due December 2035 (the “2035 Notes”). We will make semiannual interest payments on the outstanding principal of the 2033 Notes on May 15 and November 15 of each year, with the first such interest payment due on May 15, 2026. We will make semiannual interest payments on the outstanding principal of the 2035 Notes on June 15 and December 15 of each year, with the first such interest payment due on June 15, 2026. Gross proceeds from the issuance of the 2033 Notes and the 2035 Notes were used to facilitate the closing of the Foley Acquisition (as defined below). Aggregate fees and issuance costs associated with the 2033 Notes and the 2035 Notes were approximately $15.8 million and $21.3 million for the three and six months ended February 28, 2026, respectively. Prior quarter amounts included rating agency and legal fees whereas current quarter amounts related to additional fees associated with the 2033 Notes and the 2035 Notes that were conditional on the closing of the Foley Acquisition.

Foley Acquisition

On December 15, 2025, we completed the acquisition of all of the issued and outstanding equity securities of the holding companies that own Foley Products Company, LLC ("Foley" and such transaction, the “Foley Acquisition”), one of the largest regional suppliers of precast concrete solutions in the U.S. and a leader within the Southeastern U.S. Operating results for Foley are included within the Construction Solutions Group segment. The Foley Acquisition aligns with our strategy to pursue inorganic growth by adding scale, margin strength and regional leadership to our precast platform.

CP&P Acquisition

On December 1, 2025, we completed the acquisition of all of the issued and outstanding equity securities of Concrete Pipe and Precast, LLC ("CP&P" and such transaction, the “CP&P Acquisition”), a leading supplier of precast concrete solutions to the U.S. Mid-Atlantic and South Atlantic markets. Operating results for CP&P are included within the Construction Solutions Group segment. The CP&P Acquisition aligns with our strategy to pursue inorganic growth by expanding CMC’s portfolio of early-stage construction solutions through the addition of precast capabilities.

For more information on the Foley Acquisition and the CP&P Acquisition, refer to Note 2, Acquisitions, in Part I, Item 1, Financial Statements, of this Form 10-Q.

Third Amendment to Credit Agreement

On December 17, 2025, we entered into the Third Amendment and Commitment Increase to the Sixth Amended and Restated Credit Agreement (the “Third Amendment”), which increased the borrowing capacity under the revolving credit facility from $600.0 million to $1.0 billion and extended the maturity date to December 17, 2030.

Amended and Restated Commitment Letter

As previously disclosed, we entered into a commitment letter, dated October 15, 2025 (the “Commitment Letter”), with Bank of America, N.A., BofA Securities, Inc. and Citigroup Global Markets Inc., pursuant to which, subject to the terms and conditions set forth therein, Bank of America, N.A. and Citigroup Global Markets Inc. agreed to provide us (i) a 364-day senior unsecured bridge facility in an aggregate principal amount of up to $1.85 billion (the “Bridge Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of $600.0 million (the "Backstop Facility"). On October 31, 2025, in connection with the effectiveness of the Second Amendment (as defined in Note 8, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q), the Company amended and restated the Commitment Letter to eliminate the Backstop Facility. On December 15, 2025, the Commitment Letter terminated in connection with the closing of the Foley Acquisition.

Capital Expenditures

We are currently constructing our fourth micro mill, located in Berkeley County, West Virginia. This facility is strategically located to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and will be supported by our existing network of downstream fabrication plants. Construction of structural components for multiple process buildings is substantially complete and equipment installation is ongoing. Several key milestones for utility infrastructure have been reached. We expect to begin production at this micro mill during 2026.

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

Although the elimination of Section 232 tariff exemptions has provided a favorable backdrop to the domestic long steel market, there remains uncertainty regarding the duration and scope of this and other potential executive actions related to tariffs. If the Section 232 or other import tariffs, quotas or duties are relaxed, repealed, challenged legally or expire; if other countries are exempted, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of import tariffs, quotas or duties, a resurgence of substantial imports of foreign steel could occur. This would put downward pressure on U.S. steel prices.

Recent developments illustrate how these risks may materialize. Countries such as Algeria, Bulgaria, Egypt and Vietnam have also increased their steel exports, particularly of rebar, to the U.S. Further, excess capacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries. In response to these pressures, a petition was filed with the U.S. International Trade Commission ("ITC") by the Rebar Trade Action Coalition, which consists of several U.S. steel producers including CMC, in June 2025, alleging that exporters of steel concrete reinforcing bar from Algeria, Bulgaria, Egypt and Vietnam are dumping material into the U.S. market at prices below fair value. The petition seeks the imposition of significant antidumping duties on rebar imports from these countries. In July 2025, the ITC preliminarily determined that there was a reasonable indication of material injury to the U.S. domestic rebar industry, and thus the Department of Commerce’s investigation of dumping was authorized to continue. In March 2026, the Department of Commerce announced its preliminary affirmative determinations that Algeria, Bulgaria, Egypt and Vietnam had sold steel concrete reinforcing bar into the U.S. at less than fair value. Subsequently, the Department of Commerce announced its final affirmative determination with respect to Algeria, which concluded that steel reinforcing bar imported from Algeria benefitted from countervailable subsidies at the rate of 72.94%. The final determinations for Bulgaria, Egypt and Vietnam are expected to be announced later this year. If final injury determinations are subsequently made by the ITC, the Department of Commerce will assess antidumping duties on the subject steel concrete reinforcing bar.

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

In our U.S. market, we have not yet experienced any direct impact from the war in Iran, but continue to closely monitor the conflict for potential demand disruptions or cost inflation. Energy costs in Europe have risen, though the magnitude of the financial effect will depend on the duration of the conflict.

Tax Legislation Updates

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, introducing significant amendments to U.S. tax legislation with varying effective dates. Key provisions that impact CMC include the expansion of bonus depreciation, accelerated expensing of research and development costs and revisions to international tax regimes. CMC has incorporated these amendments into its 2026 tax provision, as applicable, and continues to evaluate the legislation.

On January 10, 2025, the Internal Revenue Service awarded CMC with a Qualifying Advanced Energy Project Credit (as defined in Internal Revenue Code section 48C) based on qualifying expenditures related to the construction of the West Virginia micro mill. CMC plans on utilizing the credit beginning with its 2026 tax return and has included the estimated impact in the financial statements beginning in 2026.

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

RESULTS OF OPERATIONS SUMMARY

Business Overview

CMC is a leading provider of early-stage construction solutions that support the foundational phases of modern infrastructure and building projects. Through an extensive manufacturing network primarily located in the United States and Central Europe, with strategic operations in the United Kingdom, Europe and Asia, CMC serves infrastructure, non-residential, residential, industrial and energy markets. While often unseen, CMC’s products are essential to highways, bridges, airports, commercial buildings and other critical structures that support everyday life. Our operations are conducted through three reportable segments: North America Steel Group, Construction Solutions Group and Europe Steel Group.

During the first quarter of 2026, we announced the acquisitions of Foley and CP&P, which resulted in the creation of our precast platform. As a result, we changed the name of our Emerging Businesses Group segment to Construction Solutions Group to better reflect the business composition of the segment and more closely align with the strategic priorities of CMC. The name change has no impact on our reporting structure nor on financial information previously reported.

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

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our reportable segments. Adjusted EBITDA is equal to earnings or losses before interest expense, income taxes, depreciation and amortization expense, impairment expense and unrealized gains and losses on undesignated commodity hedges.

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

Financial Results Overview

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$2,132,018	$1,754,376	$4,252,325	$3,663,978
Net earnings (loss)	93,032	25,473	270,314	(150,245)
Diluted earnings (loss) per share	$0.83	$0.22	$2.41	$(1.32)

Net sales increased $377.6 million, or 22%, for the three months ended February 28, 2026, compared to the corresponding period, and increased $588.3 million, or 16% for the six months ended February 28, 2026, compared to the corresponding period. The newly acquired precast platform contributed $144.6 million of net sales to external customers in the current period that were not part of the corresponding period results. Additional information regarding period-over-period changes in net sales is provided in the Segment Operating Data section under North America Steel Group, Construction Solutions Group and Europe Steel Group.

During the three and six months ended February 28, 2026, we achieved net earnings of $93.0 million and $270.3 million, respectively, compared to net earnings of $25.5 million and a net loss of $150.2 million, in the respective corresponding periods. The change in net earnings in the three months ended February 28, 2026, compared to the corresponding period, was primarily due to expansion in steel products metal margins within our North America Steel Group segment. The year-over-year increase in net earnings in the six months ended February 28, 2026, was primarily due to litigation-related expense of approximately $268.0 million, net of estimated tax, associated with a contingent litigation-related loss recognized in the six months ended February 28, 2025 resulting in a net loss in the corresponding period.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased $65.6 million and $83.4 million during the three and six months ended February 28, 2026, respectively, compared to the corresponding period. The increases were primarily driven by employee-related costs which increased by $30.4 million and $37.7 million, respectively, compared to the corresponding periods due to increased SG&A as a result of the Foley and CP&P Acquisitions, as well as higher variable incentive compensation costs. Further, transaction expenses of $20.6 million and $34.0 million related to the Foley and CP&P Acquisitions were incurred during the three and six months ended February 28, 2026, respectively, with no such expenses in the corresponding periods. Intangible asset amortization increased by $5.4 million, during each of the three and six months ended February 28, 2026, respectively, as a result of the inclusion of new intangible assets from the Foley and CP&P Acquisitions. Information technology costs increased by $3.3 million and $6.1 million, during the three and six months ended February 28, 2026, respectively, compared to the corresponding period, as a result of a planned upgrade to our enterprise resource planning system as well as an ongoing project to optimize our customer relationship management platform.

Interest Expense

Interest expense increased by $29.8 million and $43.3 million during the three and six months ended February 28, 2026, compared to the corresponding periods due to the issuance of the 2033 Notes and the 2035 Notes in conjunction with the Foley Acquisition as discussed in Note 8, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q.

Litigation Expense

Litigation expense related to the Pacific Steel Group ("PSG") litigation of $4.1 million and $7.8 million were recorded during the three and six months ended February 28, 2026, respectively, compared to $4.7 million and $354.7 million in the three and six months ended February 28, 2025, respectively. The amount recorded during the current period primarily reflects interest on the judgment amount. For more information about the contingent litigation-related loss, see Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q.

Income Taxes

The effective income tax rates for the three and six months ended February 28, 2026 were 15.2% and 7.6%, respectively, compared to 29.4% and 23.0% in the corresponding periods. The decrease for the three and six months ended February 28, 2026, compared to the corresponding periods, is primarily due to the recognition of a federal investment tax credit related to the ongoing construction of the West Virginia micro mill. For more information, see Note 11, Income Tax in Part I, Item 1, Financial Statements, of this Form 10-Q.
SEGMENT OPERATING DATA
The operating data by product category presented in the North America Steel Group and Europe Steel Group tables below is calculated using averages for each period presented. See Note 15, Segment Information, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on our reportable segments.

North America Steel Group

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except per ton amounts)	2026	2025	2026	2025
Net sales to external customers	$1,608,321	$1,386,848	$3,269,379	$2,905,485
Adjusted EBITDA	269,674	136,954	563,580	323,133

External tons shipped
Raw materials	358	312	742	651
Rebar	481	503	1,025	1,052
Merchant bar and other	235	243	486	484
Steel products	716	746	1,511	1,536
Downstream products	335	298	685	654

Average selling price per ton
Raw materials	$985	$956	$943	$913
Steel products	974	814	957	813
Downstream products	1,242	1,221	1,239	1,242

Cost of ferrous scrap utilized per ton	$351	$338	$334	$330
Steel products metal margin per ton	623	476	623	483

Net sales to external customers in our North America Steel Group segment increased $221.5 million, or 16%, during the three months ended February 28, 2026, and increased $363.9 million, or 13%, during the six months ended February 28, 2026, compared to the corresponding periods. The year-over-year increases were primarily due to 20% and 18% higher steel products average selling price per ton during the three and six months ended February 28, 2026, respectively.

Adjusted EBITDA increased $132.7 million, or 97%, and increased $240.4 million, or 74%, during the three and six months ended February 28, 2026, respectively, compared to the corresponding periods. The increases in adjusted EBITDA during the three and six months ended February 28, 2026, compared to the corresponding periods were primarily due to expansion in steel products metal margin per ton, which increased 31% and 29%, respectively.

Construction Solutions Group

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2026	2025	2026	2025
Net sales to external customers	$314,425	$158,864	$512,702	$328,279
Adjusted EBITDA	53,420	23,519	93,001	46,179

Net sales to external customers in our Construction Solutions Group segment increased $155.6 million, or 98%, and increased $184.4 million, or 56%, during the three and six months ended February 28, 2026, respectively, compared to the corresponding periods. The increase during the three months ended February 28, 2026 was primarily driven by $144.6 million of net sales to external customers due to our Foley and CP&P Acquisitions that were not part of the corresponding period results. See Note 2, Acquisitions, in Part I, Item 1, Financial Statements, of this Form 10-Q for further information. In addition, during the three months ended February 28, 2026, net sales to external customers from CMC Construction Services' operations increased $12.9 million, compared to the corresponding period. The increase during the six months ended February 28, 2026 was partially a result of the aforementioned acquired precast platform net sales to external customers, as well as a $23.0 million increase from CMC Construction Services' operations and a $17.7 million increase in net sales to external customers from our Tensar division, compared to the corresponding period, due to higher demand.

Adjusted EBITDA increased $29.9 million, or 127%, during the three months ended February 28, 2026, and increased $46.8 million, or 101%, during the six months ended February 28, 2026, compared to the corresponding periods. These increases were primarily due to the inclusion of the acquired precast platform which contributed $33.6 million in current period results that was not included in the corresponding periods. CMC Construction Services' margins increased during the three and six months ended February 28, 2026, driven by increased volumes. The six months ended February 28, 2026 was also impacted by increased sales of higher margin products within our Tensar division, as well as higher shipment volumes, compared to the corresponding period.

Europe Steel Group

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except per ton amounts)	2026	2025	2026	2025
Net sales to external customers	$200,014	$198,029	$447,664	$407,436
Adjusted EBITDA	(1,428)	752	9,501	26,591

External tons shipped
Rebar	69	100	188	207
Merchant bar and other	215	210	458	416
Steel products	284	310	646	623

Average selling price per ton
Steel products	$672	$612	$660	$626

Cost of ferrous scrap utilized per ton	$356	$337	$351	$353
Steel products metal margin per ton	316	275	309	273

Net sales to external customers in our Europe Steel Group segment increased $2.0 million, or 1%, and $40.2 million, or 10%, during the three and six months ended February 28, 2026, respectively, compared to the corresponding periods. During the three months ended February 28, 2026, net sales to external customers increased in part due to a 10% increase in the steel products average selling price per ton, which was offset by an 8% decrease in tons shipped, compared to the corresponding period. The decrease in tons shipped is primarily due to the EU Carbon Border Adjustment Mechanism ("CBAM") policy which led businesses to accelerate purchasing of imported rebar before the change in laws took effect at the start of the calendar year with the assumption that this would increase prices. The increase for the six months ended February 28, 2026, is primarily a result of a 5% increase in the steel products average selling price per ton as well as a 4% increase in steel products tons shipped, compared to the corresponding period. On average, compared to the Polish zloty, the U.S. dollar was weaker during the three and six months ended February 28, 2026, compared to the corresponding period. The effect of foreign currency translation on net sales to external customers was an increase of approximately $23.5 million for the three months ended February 28, 2026 and an increase of approximately $42.7 million for the six months ended February 28, 2026.

Adjusted EBITDA decreased $2.2 million, or 290%, and decreased $17.1 million, or 64%, during the three and six months ended February 28, 2026, respectively, compared to the corresponding periods. These decreases were primarily driven by changes to the timing of payments from a government assistance program established to offset the indirect costs of rising carbon emissions rights included in energy costs in Poland. We did not receive any payments from this program during the three months ended February 28, 2026 compared to $4.0 million in the corresponding period. During the six months ended February 28, 2026, $15.6 million was received through this program, compared to $48.1 million in the six months ended February 28, 2025. These impacts were partially offset by a 15% and 13% increase in steel products metal margin, respectively, compared to the corresponding periods. The effect of foreign currency translation on adjusted EBITDA was immaterial for the three and six months ended February 28, 2026.

Corporate and Other

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands)	2026	2025	2026	2025
Adjusted EBITDA loss	$(70,410)	$(34,852)	$(126,258)	$(421,097)

Corporate and Other adjusted EBITDA loss increased $35.6 million, or 102%, during the three months ended February 28, 2026, and decreased $294.8 million, or 70%, during the six months ended February 28, 2026, compared to the corresponding periods. The adjusted EBITDA loss includes the recognition of $20.6 million and $34.0 million of acquisition and integration related costs related to the Foley and CP&P Acquisitions, during the three and six months ended February 28, 2026, respectively. Further, variable incentive compensation costs increased by $9.9 million and $16.2 million during the three and six months ended February 28, 2026, respectively, compared to the corresponding periods. Additionally, costs related to information technology increased by $3.3 million and $6.1 million, respectively, during the three and six months ended February 28, 2026, compared to the corresponding periods. This increase is a result of a planned upgrade to our enterprise resource planning system as well as an ongoing project to optimize our customer relationship management platform.

The year-over-year increase in expenses described above was offset by a $354.7 million contingent litigation-related loss related to the PSG litigation recognized during the six months ended February 28, 2025. For more information about the contingent litigation-related loss, see Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q.

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

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 10% of total receivables at February 28, 2026.

We use futures and forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 9, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q for further information.

The table below reflects our sources, facilities and availability of liquidity at February 28, 2026. See Note 8, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$495,036	$495,036
Notes due from 2030 to 2035	2,900,000	(1)
Revolver(2)	1,000,000	999,030
Series 2022 Bonds, due 2047	145,060	—
Series 2025 Bonds, due 2032	150,000	—
Poland credit facilities	167,832	165,919
Poland accounts receivable facility	80,559	80,559
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

We aim to execute a capital allocation strategy that prioritizes both value-accretive growth and competitive cash returns to stockholders. We estimate that our 2026 capital spending will be approximately $600 million, driven by the construction costs for facilities located in Berkeley County, West Virginia. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

During the six months ended February 28, 2026 and 2025, we repurchased $57.2 million and $98.4 million, respectively, of shares of CMC common stock. Under the share repurchase program, we had remaining authorization to repurchase $147.8 million of shares of CMC common stock at February 28, 2026. See Note 13, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2025 Form 10-K, for more information on the share repurchase program.

During the six months ended February 28, 2026 and 2025, we paid $40.0 million and $41.0 million, respectively, of cash dividends to our stockholders.

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At February 28, 2026, we believe we were in compliance with all covenants contained in our credit arrangements.

As of February 28, 2026 and August 31, 2025, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

As described above under "Business Conditions and Developments," we completed the Foley Acquisition and the CP&P Acquisition in December 2025. The Foley Acquisition was funded through a portion of the net proceeds from the issuance of the $2.0 billion aggregate principal amount of the 2033 Notes and the 2035 Notes and the CP&P Acquisition was funded with cash on hand.

As described in Part I, Item 1, Note 14, Commitments and Contingencies, of this Form 10-Q, on November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the U.S. District Court for the Northern District of

California (the "Northern District Court"), in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. We are confident that we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with this litigation could have a significant impact on our liquidity.

Cash Flows

Changes in Operating Assets and Liabilities
During the six months ended February 28, 2026, changes in operating assets and liabilities resulted in a $92.9 million decrease in cash from operating activities, compared to the corresponding period. The decrease was primarily due to a $107.5 million increase in cash used by inventories, reflecting higher materials costs, stockpiling in advance of construction season and, for the North Amercia Steel Group, planned outages. This was combined with a $50.4 million year-over-year decrease in cash from accounts receivable, primarily driven by the timing of collections and fluctuations in net sales to external customers, as well as a $22.0 million increase in cash used by other assets and liabilities due to new leases as described in Note 7, Leases, in Part I, Item 1, Financial Statements, of this Form 10-Q. Offsetting these decreases was an $82.9 million increase in cash from accounts payable which is primarily a function of higher inventory costs within North America Steel Group, as well as the precast platform which was not included in the corresponding period.

Acquisitions
As previously discussed, we purchased Foley and CP&P during the current quarter and have recognized cash outflows, net of cash acquired, of $2.52 billion related to these transactions. See Note 2, Acquisitions, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information.

Capital Investments
Capital expenditures increased $43.7 million year-over-year, primarily driven by the construction of our fourth micro mill, in West Virginia.

2033 Notes and 2035 Notes
For the six months ended February 28, 2026, we received proceeds of $2.0 billion, presented net of $15 million of related fees, for net proceeds of $1.985 billion from the issuance of the 2033 Notes and the 2035 Notes. Aggregate fees and issuance costs associated with the 2033 Notes and the 2035 Notes were approximately $6.3 million. See Note 8, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding the 2033 Notes and the 2035 Notes.

Share Repurchases
For the six months ended February 28, 2026, we repurchased $57.2 million of CMC common stock under our share repurchase program, representing a decrease of $41.2 million compared to the corresponding period. See Note 13, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2025 Form 10-K, for more information on the share repurchase program.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment, construction of our fourth micro mill and other purchase obligations as part of normal operations. See Note 8, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding scheduled maturities of our long-term debt. See Note 7, Leases, in Part I, Item 1 of this Form 10-Q for additional information on leases. Interest payable on our long-term debt due in the twelve months following February 28, 2026, is $169.2 million, and $1.3 billion is due thereafter.

As of February 28, 2026, our undiscounted purchase obligations were approximately $790 million due in the next twelve months and $410 million due thereafter under purchase orders and "take or pay" arrangements. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts. The "take or pay" arrangements are multi-year commitments with minimum annual purchase requirements and are entered into primarily for purchases of commodities used in operations such as electrodes and natural gas.

Of the purchase obligations due within the twelve months following February 28, 2026, approximately 32% were for consumable production inputs, such as alloys, 19% were for the construction of our fourth micro mill, 15% were for capital expenditures in connection with normal business operations and 9% were for commodities. Of the purchase obligations due thereafter, 66% were for commodities and 16% were for investments in information technology. The remainder of the purchase obligations are for goods and services in the normal course of business.
Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At February 28, 2026, we had committed $46.2 million under these arrangements, of which $1.0 million reduced availability under the Revolver (as defined in Note 8, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).
CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We have in the past, and may in the future, incur settlements, fines, penalties or judgments in connection with some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. In the six months ended February 28, 2025, the Company reported $354.7 million of litigation expense in the condensed consolidated statement of loss, which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. In the six months ended February 28, 2026, the Company reported $7.8 million of litigation expense in the condensed consolidated statement of earnings, which primarily represents the Company’s estimate of post-judgment interest on the PSG judgment. These amounts were classified as current liabilities in the condensed consolidated balance sheets because the timing of the potential payment is uncertain. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. See Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on pending litigation and other matters.
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to the expected performance of our recently acquired precast platform, general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, the ability to operate our steel mills at full capacity, particularly during periods of domestic mill start-ups, the future availability and cost of supplies of raw materials and energy for our operations, growth rates in certain reportable segments, product margins within our Construction Solutions Group segment, share repurchases, legal proceedings, construction activity, international trade, the impact of geopolitical conditions, capital expenditures, tax credits, our liquidity and our ability to satisfy future liquidity requirements, estimated contractual obligations, the expected capabilities and benefits of new facilities, the anticipated benefits and timeline for execution of our growth plan and initiatives, including our TAG operational and commercial excellence program, and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "future," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

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
•litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks, including those related to the PSG litigation and other legal proceedings discussed in Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements and in Part II, Item 1, Legal Proceedings of this Form 10-Q;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 28, 2026, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $24.9 million, or 9%, compared to August 31, 2025. This increase was primarily due to forward contracts denominated in Polish zloty with a U.S. dollar functional currency, which increased $17.9 million as of February 28, 2026, compared to August 31, 2025.

As of February 28, 2026, the Company's total commodity contract commitments increased $135.8 million, or 30%, compared to August 31, 2025, primarily due to a $143.5 million increase related to copper commodity commitments, partially offset by a $7.5 million decrease related to electricity commodity commitments.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended February 28, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of our equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. On September 29, 2025, the Northern District Court denied this post-trial motion, upholding the jury’s verdict. We are confident we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On October 24, 2025, the Company filed its notice of appeal. As a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. In the six months ended February 28, 2025, we reported $354.7 million, of litigation expense in the condensed consolidated statement of loss, which represents the Company's estimates based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. In the six months ended February 28, 2026 we reported $7.8 million of litigation expense in the condensed consolidated statement of earnings, which primarily represents the Company's estimate of post-judgment interest on the PSG judgment. These amounts were classified as current liabilities in the condensed consolidated balance sheets because the timing of the potential payment is uncertain. All other legal expenses for the three and six months ended February 28, 2026 and 2025 are reported within SG&A expenses. If the verdict and judgment are overturned through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. Our litigation defense costs are expensed as incurred. Although we are vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with the litigation could have a significant impact on our liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended February 28, 2026.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
December 1, 2025 - December 31, 2025	96,497	$68.41	96,497	$159,457,781
January 1, 2026 - January 31, 2026	80,617	74.44	80,617	153,456,886
February 1, 2026 - February 28, 2026	72,040	79.13	72,040	147,756,150
	249,154		249,154
__________________________________
(1) On October 13, 2021, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. On January 10, 2024, the Company announced that the Board authorized a $500.0 million increase to the existing share repurchase program. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 13, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2025 Form 10-K, for more information on the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Except as set forth below, during the three months ended February 28, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On January 8, 2026, Jody Absher, Senior Vice President, Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement (the “Absher 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Absher 10b5-1 Plan provides for the sale of up to 19,668 shares of common stock during the period beginning on the later of (i) April 8, 2026, and (ii) the third trading day following the filing of the Company's quarterly report on Form 10-Q for the quarter ended February 28, 2026, and ending April 30, 2027, subject to earlier termination in accordance with the terms of the Absher 10b5-1 Plan and applicable laws, rules and regulations.
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

10.1†
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

10.2	Terms and Conditions of Employment effective as of December 15, 2025, between Commercial Metals Company and Keith Haas (filed herewith).

31.1	Certification of Peter R. Matt, President and Chief Executive Officer of Commercial Metals Company, pursuant to Section 302 to the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Paul J. Lawrence, Senior Vice President and Chief Financial Officer of Commercial Metals Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

COMMERCIAL METALS COMPANY

March 31, 2026	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)