Form 10-Q
period 2026-05-31
COMMERCIAL METALS Co
filed 2026-06-29
CIK 22444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
Yes  ☐    No  ☒
As of June 25, 2026, 110,624,335 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net sales	$2,483,245	$2,019,984	$6,735,570	$5,683,962
Costs and operating expenses:
Cost of goods sold	2,028,109	1,720,063	5,485,391	4,856,614
Selling, general and administrative expenses	222,314	175,769	651,104	521,187
Interest expense	40,205	10,864	105,981	33,353
Litigation expense	3,778	3,776	11,580	358,496
Net costs and operating expenses	2,294,406	1,910,472	6,254,056	5,769,650
Earnings (loss) before income taxes	188,839	109,512	481,514	(85,688)
Income tax expense (benefit)	15,824	26,386	38,185	(18,569)
Net earnings (loss)	$173,015	$83,126	$443,329	$(67,119)

Earnings (loss) per share:
Basic	$1.56	$0.74	$4.00	$(0.59)
Diluted	1.55	0.73	3.96	(0.59)

Average basic shares outstanding	110,845,841	112,700,136	110,955,940	113,437,950
Average diluted shares outstanding	111,714,880	113,559,456	111,979,490	113,437,950
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2026	2025	2026	2025
Net earnings (loss)	$173,015	$83,126	$443,329	$(67,119)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(11,291)	60,273	5,857	27,969
Derivatives:
Net unrealized holding gain (loss)	(3,172)	6,378	4,691	29,493
Reclassification for realized gain	(923)	(1,189)	(8,386)	(5,017)
Net unrealized gain (loss) on derivatives	(4,095)	5,189	(3,695)	24,476
Net other comprehensive loss on defined benefit pension plan	(25)	(11)	(75)	(31)
Total other comprehensive income (loss), net of income taxes	(15,411)	65,451	2,087	52,414
Comprehensive income (loss)	$157,604	$148,577	$445,416	$(14,705)
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)	May 31, 2026	August 31, 2025
Assets
Current assets:
Cash and cash equivalents	$559,759	$1,043,252
Restricted cash	3,458	2,652
Accounts receivable (less allowance for doubtful accounts of $4,422 and $3,186)	1,391,195	1,201,680
Inventories, net	1,172,564	934,310
Prepaid and other current assets	334,739	312,924
Total current assets	3,461,715	3,494,818
Property, plant and equipment, net	3,330,149	2,742,773
Intangible assets, net	463,872	210,815
Goodwill	2,136,509	386,846
Other noncurrent assets	404,110	336,582
Total assets	$9,796,355	$7,171,834
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$458,482	$358,373
Accrued contingent litigation-related loss	373,476	362,272
Other accrued expenses and payables	567,654	493,879
Current maturities of long-term debt	88,792	44,289
Total current liabilities	1,488,404	1,258,813
Deferred income taxes	190,672	184,645
Other noncurrent liabilities	273,445	225,044
Long-term debt	3,311,693	1,310,006
Total liabilities	5,264,214	2,978,508
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 110,695,456 and 111,189,136 shares	1,290	1,290
Additional paid-in capital	415,814	406,916
Accumulated other comprehensive loss	(23,164)	(25,251)
Retained earnings	4,888,315	4,507,114
Less treasury stock 18,365,208 and 17,871,528 shares at cost	(750,388)	(697,003)
Stockholders' equity	4,531,867	4,193,066
Stockholders' equity attributable to non-controlling interests	274	260
Total stockholders' equity	4,532,141	4,193,326
Total liabilities and stockholders' equity	$9,796,355	$7,171,834
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended May 31,
(in thousands)	2026	2025
Cash flows from (used by) operating activities:
Net earnings (loss)	$443,329	$(67,119)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation and amortization	282,711	213,397
Write-off of committed financing fees	11,563	—
Stock-based compensation	37,426	27,816
Write-down of inventory	417	20,665
Unrealized loss on undesignated commodity hedges	5,527	62
Unrealized loss (gain) on undesignated foreign exchange hedges	3,763	(1,558)
Deferred income taxes and other long-term taxes	(616)	(94,217)
Litigation expense	11,580	358,496
Settlement of New Markets Tax Credit transaction	—	(2,786)
Amortization of debt issuance costs	3,431	850
Other	(1,010)	3,705
Changes in operating assets and liabilities	(195,098)	(59,446)
Net cash flows from operating activities	603,023	399,865
Cash flows from (used by) investing activities:
Acquisitions, net of cash acquired	(2,516,122)	—
Capital expenditures	(404,273)	(293,904)
Proceeds from government assistance related to property, plant and equipment	—	25,000
Proceeds from the sale of property, plant and equipment	5,045	5,439
Proceeds from insurance	9,602	2,237
Other	(1,328)	(1,393)
Net cash flows used by investing activities	(2,907,076)	(262,621)
Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt	1,985,000	147,724
Repayments of long-term debt	(34,211)	(30,403)
Debt issuance costs	(8,489)	(606)
Committed financing fees	(11,563)	—
Proceeds from accounts receivable facilities	109,013	29,758
Repayments under accounts receivable facilities	(76,465)	(29,758)
Treasury stock acquired	(76,106)	(148,854)
Tax withholdings related to share settlements, net of purchase plans	(4,333)	(9,551)
Dividends	(62,128)	(61,300)
Contribution from non-controlling interest	14	12
Net cash flows from (used by) financing activities	1,820,732	(102,978)
Effect of exchange rate changes on cash	634	1,307
Increase (decrease) in cash, restricted cash and cash equivalents	(482,687)	35,573
Cash, restricted cash and cash equivalents at beginning of period	1,045,904	859,555
Cash, restricted cash and cash equivalents at end of period	$563,217	$895,128
See notes to condensed consolidated financial statements.

Supplemental information:	Nine Months Ended May 31,
(in thousands)	2026	2025
Cash paid for income taxes	$33,452	$95,976
Cash paid for interest	71,380	37,190

Noncash activities:
Liabilities related to additions of property, plant and equipment	$41,868	$25,753

Cash and cash equivalents	$559,759	$892,998
Restricted cash	3,458	2,130
Total cash, restricted cash and cash equivalents	$563,217	$895,128

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
	Three Months Ended May 31, 2026
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2026	129,060,664	$1,290	$406,703	$(7,753)	$4,737,460	(18,091,612)	$(731,516)	$260	$4,406,444
Net earnings					173,015				173,015
Other comprehensive loss				(15,411)					(15,411)
Dividends ($0.20 per share)					(22,160)				(22,160)
Treasury stock acquired and excise tax						(283,335)	(19,087)		(19,087)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			1,145			9,739	215		1,360
Stock-based compensation			7,966						7,966
Contribution of non-controlling interest								14	14
Balance, May 31, 2026	129,060,664	$1,290	$415,814	$(23,164)	$4,888,315	(18,365,208)	$(750,388)	$274	$4,532,141

	Nine Months Ended May 31, 2026
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2025	129,060,664	$1,290	$406,916	$(25,251)	$4,507,114	(17,871,528)	$(697,003)	$260	$4,193,326
Net earnings					443,329				443,329
Other comprehensive income				2,087					2,087
Dividends ($0.56 per share)					(62,128)				(62,128)
Treasury stock acquired and excise tax						(1,195,709)	(76,409)		(76,409)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			(27,357)			702,029	23,024		(4,333)
Stock-based compensation			28,377						28,377
Contribution of non-controlling interest								14	14
Reclassification of share-based liability awards			7,878						7,878
Balance, May 31, 2026	129,060,664	$1,290	$415,814	$(23,164)	$4,888,315	(18,365,208)	$(750,388)	$274	$4,532,141

	Three Months Ended May 31, 2025
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, March 1, 2025	129,060,664	$1,290	$392,965	$(98,989)	$4,312,659	(15,799,814)	$(595,999)	$248	$4,012,174
Net earnings					83,126				83,126
Other comprehensive income				65,451					65,451
Dividends ($0.18 per share)					(20,319)				(20,319)
Treasury stock acquired and excise tax						(1,113,014)	(50,921)		(50,921)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			398			11,283	307		705
Stock-based compensation			7,534						7,534
Contribution of non-controlling interest								12	12
Balance, May 31, 2025	129,060,664	$1,290	$400,897	$(33,538)	$4,375,466	(16,901,545)	$(646,613)	$260	$4,097,762

	Nine Months Ended May 31, 2025
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-controlling Interest	Total
Balance, September 1, 2024	129,060,664	$1,290	$407,232	$(85,952)	$4,503,885	(14,956,607)	$(526,679)	$248	$4,300,024
Net loss					(67,119)				(67,119)
Other comprehensive income				52,414					52,414
Dividends ($0.54 per share)					(61,300)				(61,300)
Treasury stock acquired and excise tax						(2,939,098)	(149,813)		(149,813)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(39,430)			994,160	29,879		(9,551)
Stock-based compensation			23,186						23,186
Contribution of non-controlling interest								12	12
Reclassification of share-based liability awards			9,909						9,909
Balance, May 31, 2025	129,060,664	$1,290	$400,897	$(33,538)	$4,375,466	(16,901,545)	$(646,613)	$260	$4,097,762
See notes to condensed consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with that used in the Annual Report on Form 10-K for the year ended August 31, 2025 (the "2025 Form 10-K") filed by Commercial Metals Company ("CMC," and together with its consolidated subsidiaries, the "Company") with the United States ("U.S.") Securities and Exchange Commission (the "SEC") and include all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets and the condensed consolidated statements of earnings (loss), comprehensive income (loss), cash flows and stockholders' equity for the periods indicated. These notes should be read in conjunction with the consolidated financial statements and notes included in the 2025 Form 10-K. The results of operations for the three and nine months ended May 31, 2026 are not necessarily indicative of the results expected for the full fiscal year. Any reference in this Quarterly Report on Form 10-Q for the quarter ended May 31, 2026 ("Form 10-Q") to the "corresponding period" relates to the relevant three or nine months ended May 31, 2025. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

Nature of Operations

CMC is a leading provider of early-stage construction solutions that support the foundational phases of modern infrastructure and building projects. Through an extensive manufacturing network primarily located in the U.S. and Central Europe, with strategic operations in the United Kingdom, Europe and Asia, CMC serves infrastructure, non-residential, residential, industrial and energy markets. While often unseen, CMC’s products are essential to highways, bridges, airports, commercial buildings and other critical structures that support everyday life.

During the first quarter of 2026, CMC announced the acquisitions of Foley and CP&P (each as defined in Note 2, Acquisitions), which resulted in the creation of CMC's precast platform. With the addition of Foley and CP&P, CMC changed the name of its Emerging Businesses Group segment to Construction Solutions Group to better reflect the business composition of the segment and more closely align with the strategic priorities of CMC. The name change has no impact on the Company's reporting structure nor on financial information previously reported.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. The Company intends to adopt this standard on a prospective basis, beginning with the annual reporting of 2026. The guidance only impacts disclosures and will not have an impact on the Company's financial condition or results of operations.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"). ASU 2026-02 improves the financial accounting for and disclosure of environmental credit obligations by creating a comprehensive framework to apply to all transactions for entities that generate, purchase, or receive environmental credits. ASU 2026-02 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Government Assistance

During the three and nine months ended May 31, 2026, government assistance of $20.4 million and $36.0 million, respectively, was awarded to the Company from a compensation scheme established to provide aid to energy-intensive companies to offset indirect costs of rising carbon emissions rights included in energy costs in Poland. The Company received $48.1 million of similar government assistance in the nine months ended May 31, 2025, none of which was received in the three months ended May 31, 2025. The grants were recognized in the Europe Steel Group segment and recorded as reductions to cost of goods sold in the condensed consolidated statements of earnings (loss). See Note 1, Nature of Operations and Summary of Significant Accounting Policies, to the consolidated financial statements in the 2025 Form 10-K, for more information on the government assistance program.
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

During the quarter ended February 28, 2026, we acquired two businesses in the precast concrete industry. Precast concrete and concrete pipe products (together, the "precast platform") are construction components formed by pouring concrete into a reusable mold that contains steel reinforcement, then curing it in a controlled manufacturing environment. The component is then transported in its final form to a construction site for installation. This process produces durable, ready-to-use components of reliable quality that can be installed quickly, saving time and requiring less labor than pour-in-place techniques. The precast platform provides mission-critical applications often for site infrastructure such as utility connections, water supply and stormwater management.

The Company completed the acquisition of all of the issued and outstanding equity securities of the entities that own Foley Products Company, LLC ("Foley" and such transaction, the “Foley Acquisition”) on December 15, 2025 (the "Foley Acquisition Date"). Foley is a supplier of precast concrete solutions primarily operating across nine states within the Southeastern U.S. Foley offers products that are used in drainage, water management, dry utility and road construction applications across residential infrastructure, non-residential and infrastructure end markets. The entities that owned Foley were holding companies with no substantial operations. The total purchase price was approximately $1.84 billion, all paid in cash, subject to customary purchase price adjustments. The Foley Acquisition was funded from a portion of the proceeds of the issuance of the 2033 Notes and the 2035 Notes (both as defined in Note 8, Credit Arrangements) in November 2025. Operating results for Foley since the Foley Acquisition Date are included within the Company's Construction Solutions Group segment. For more information on the 2033 Notes and the 2035 Notes, see Note 8, Credit Arrangements.

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

Foley Acquisition

The table below presents the preliminary fair value and measurement period adjustments that were allocated to Foley's assets and liabilities as of the Foley Acquisition Date based upon fair values as determined by the Company. Final determination of fair values may result in further adjustments to the values presented in the following table:

(in thousands)	Estimated Fair Value as of Acquisition Date	Measurement Period Adjustments	Estimated Fair Value
Cash	$9,890	$—	$9,890
Accounts receivable	60,089	(26)	60,063
Inventories	35,846	562	36,408
Other current assets	1,823	—	1,823
Property, plant and equipment	244,728	—	244,728
Intangible assets	194,800	—	194,800
Goodwill	1,332,481	682	1,333,163
Other noncurrent assets	4,225	(10)	4,215
Accounts payable-trade, accrued expenses and other payables	(18,247)	(1,222)	(19,469)
Deferred income taxes	(12,000)	—	(12,000)
Other long-term liabilities	(4,227)	14	(4,213)
Total assets acquired and liabilities assumed	$1,849,408	$—	$1,849,408

Inventories

The acquired inventory consists of raw materials, finished goods and an insignificant amount of purchased products for resale. The fair value of raw materials and purchased products for resale approximates the historical carrying value and was calculated based on the estimated replacement cost. The fair value of finished goods was determined by a comparison of estimated selling prices less costs to sell and historical profits. The total purchase accounting inventory adjustment recognized during the nine months ended May 31, 2026 was $2.7 million, which was reflected as cost of goods sold as the related inventory was sold.

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

Goodwill and Intangible Assets

Goodwill from the Foley Acquisition represents the excess of the purchase price over the fair value of net assets acquired. The goodwill recognized in connection with the Foley Acquisition reflects the value of the acquired business’s well‑established operations, skilled workforce and history of disciplined execution, which are not separately identifiable or measurable. Goodwill also reflects the strategic importance of the acquired business to the Company’s overall portfolio. The Company added $1.3 billion of goodwill related to the Foley Acquisition in 2026. The majority of the $1.3 billion of recognized goodwill is deductible over 15 years for tax purposes, which creates associated deferred tax balances post closing.

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

Financial Results

The following table summarizes the financial results of Foley from the Foley Acquisition Date through May 31, 2026, that are included in the Company’s condensed consolidated statement of earnings and condensed consolidated statement of comprehensive income.

(in thousands)	From the Foley Acquisition Date to May 31, 2026
Net sales	$158,073
Earnings before income taxes	15,214

Pro Forma Supplemental Information

Supplemental information on an unaudited pro forma basis is presented below as if the Foley Acquisition occurred on September 1, 2024. The pro forma financial information is presented for comparative purposes only, based on certain factually supported estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the Foley Acquisition had been completed on September 1, 2024. These results were not used as part of management's analysis of the financial results and performance of the Company. The pro forma adjustments do not reflect anticipated synergies, but rather include the nonrecurring impact of additional cost of sales from revalued inventory and the recurring income statement effects of fair value adjustments, such as depreciation and amortization. Further adjustments were made to remove the impact of Foley's interest expense on debt not assumed, as well as acquisition and integration expenses (note that acquisition costs are included in selling, general, and administrative expenses). We also included interest related to the 2033 Notes and the 2035 Notes that were underwritten to finance the Foley Acquisition. The resulting tax effects of the business combination are also reflected below.

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2026	2025	2026	2025
Pro forma net sales	$2,483,245	$2,127,253	$6,860,649	$5,989,935
Pro forma net earnings (loss)	180,714	74,849	477,809	(109,929)

The pro forma results presented above include, but are not limited to, the adjustments outlined in following paragraphs. An adjustment was made to remove the impact of $21.6 million of acquisition and integration expenses from the nine months ended May 31, 2026, and include this balance in the earliest period presented. Pro forma net earnings (loss) include additional interest expense associated with the 2033 Notes and the 2035 Notes that would have been incurred had the acquisition occurred on September 1, 2024, and was partially offset by the removal of the interest expense that Foley would not have incurred, as the acquisition included the elimination of existing Foley debt. These adjustments resulted in $23.5 million of additional interest expense in the nine months ended May 31, 2026, and $27.0 million and $75.3 million of additional interest expense in the three and nine months ended May 31, 2025, respectively.

The pro forma results also reflect decreased amortization expense from revalued intangible assets of $12.1 million and $18.1 million in the three and nine months ended May 31, 2026, respectively, primarily as a result of the removal of amortization expense related to the contract backlog intangible asset which has a one-year useful life, offset by increases to amortization expense from other new intangible assets previously mentioned. Amortization expense increased by $15.6 million and $46.9 million in the three and nine months ended May 31, 2025, respectively, primarily as a result of including amortization expense related to the contract backlog intangible asset in the earliest period presented. The pro forma results for the nine months ended May 31, 2025, reflect an adjustment of $2.7 million of increased cost of goods sold as a result of the revaluation of inventory, which was removed from the three and nine months ended May 31, 2026.

Due to a computation error in determining the Pro forma net sales and Pro forma net earnings (loss) included in Company’s unaudited condensed consolidated interim financial statements for the three and six months ended February 28, 2026 and 2025 previously filed on March 31, 2026, Pro forma net sales was overstated by $75.1 million during both the three and six months ended February 28, 2026 and Pro forma net earnings was overstated $5.4 million and $5.9 million in the three and six months ended February 28, 2026, respectively. We evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to the prior reporting periods affected. The errors had no impact on any amounts presented in a previously issued balance sheet, statement of earnings (loss) or statement of cash flows for any prior periods. The amounts presented above include the corrected pro forma net sales and pro forma net earnings for the nine months ended May 31, 2026.

CP&P Acquisition

The table below presents the preliminary fair value and measurement period adjustments that were allocated to CP&P's assets and liabilities as of the CP&P Acquisition Date based upon fair values as determined by the Company. Final determination of fair values may result in further adjustments to the values presented in the following table:

(in thousands)	Estimated Fair Value as of Acquisition Date	Measurement Period Adjustments	Estimated Fair Value
Cash	$434	$—	$434
Accounts receivable	38,745	(342)	38,403
Inventories	35,764	1,078	36,842
Other current assets	712	—	712
Property, plant and equipment	81,718	(320)	81,398
Intangible assets	125,600	—	125,600
Goodwill	415,083	1,133	416,216
Other noncurrent assets	8,309	—	8,309
Accounts payable-trade, accrued expenses and other payables	(22,556)	(1,549)	(24,105)
Other long-term liabilities	(6,814)	—	(6,814)
Total assets acquired and liabilities assumed	$676,995	$—	$676,995

Inventories

The acquired inventory consists of raw materials, purchased products for resale and finished goods. The fair value of raw materials and purchased products for resale approximates the historical carrying value and was calculated based on the estimated replacement cost. The fair value of finished goods was determined by a comparison of estimated selling prices less costs to sell and historical profits. The total purchase accounting inventory adjustment recognized during the nine months ended May 31, 2026, was $4.0 million, which was reflected as cost of goods sold as the related inventory was sold.

Property, Plant and Equipment

The fair value of personal property was calculated primarily using the cost approach, as defined above. No real property was acquired in the CP&P Acquisition. The Company assigned personal property a useful life ranging from 1 to 20 years.

Goodwill and Intangible Assets

Goodwill from the CP&P Acquisition represents the excess of the purchase price over the fair value of net assets acquired. The factors contributing to the amount of goodwill recognized are consistent with the factors discussed above. The Company added $416.2 million of goodwill related to the CP&P Acquisition in 2026. The recognized goodwill for tax purposes is $584.1 million and is deductible over 15 years which created associated deferred tax balances post-closing.

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

Financial Results

The following table summarizes the financial results of CP&P from the CP&P Acquisition Date through May 31, 2026 that are included in the Company’s condensed consolidated statement of earnings and condensed consolidated statement of comprehensive income.

(in thousands)	From the CP&P Acquisition Date to May 31, 2026
Net sales	$162,214
Earnings before income taxes	9,411

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

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2026	2025	2026	2025
Pro forma net sales	$2,483,245	$2,092,435	$6,808,330	$5,876,078
Pro forma net earnings (loss)	176,925	89,033	475,504	(73,572)

The pro forma results presented above include, but are not limited to, the adjustments outlined below. An adjustment was made to remove the impact of $12.4 million of acquisition and integration expenses from the nine months ended May 31, 2026, and include this balance in the earliest period presented. Results also reflect decreased amortization expense from revalued intangible assets of $7.6 million and $13.8 million in the three and nine months ended May 31, 2026, respectively, primarily as a result of the removal of amortization expense related to the contract backlog intangible asset which has a one-year useful life, offset by increases to amortization expense from other new intangible assets previously mentioned. Amortization expense increased by $9.1 million and $27.3 million in the three and nine months ended May 31, 2025, respectively, primarily as a result of including amortization expense related to the contract backlog intangible asset in the earliest period presented.

Additionally, the pro forma results for the nine months ended May 31, 2025 include $4.0 million of increased cost of goods sold as a result of the revaluation of inventory, which was removed from the three and nine months ended May 31, 2026.
NOTE 3. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reflect the changes in accumulated other comprehensive loss ("AOCL"):

	Three Months Ended May 31, 2026
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, March 1, 2026	$(11,774)	$15,393	$(11,372)	$(7,753)
Other comprehensive loss before reclassifications(1)	(11,291)	(3,172)	(25)	(14,488)
Reclassification for gain(2)	—	(923)	—	(923)
Net other comprehensive loss	(11,291)	(4,095)	(25)	(15,411)
Balance, May 31, 2026	$(23,065)	$11,298	$(11,397)	$(23,164)

	Nine Months Ended May 31, 2026
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2025	$(28,922)	$14,993	$(11,322)	$(25,251)
Other comprehensive income (loss) before reclassifications(1)	5,857	4,691	(75)	10,473
Reclassification for gain(2)	—	(8,386)	—	(8,386)
Net other comprehensive income (loss)	5,857	(3,695)	(75)	2,087
Balance, May 31, 2026	$(23,065)	$11,298	$(11,397)	$(23,164)

	Three Months Ended May 31, 2025
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, March 1, 2025	$(109,158)	$22,901	$(12,732)	$(98,989)
Other comprehensive income (loss) before reclassifications(1)	60,273	6,378	(11)	66,640
Reclassification for gain(2)	—	(1,189)	—	(1,189)
Net other comprehensive income (loss)	60,273	5,189	(11)	65,451
Balance, May 31, 2025	$(48,885)	$28,090	$(12,743)	$(33,538)

	Nine Months Ended May 31, 2025
(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2024	$(76,854)	$3,614	$(12,712)	$(85,952)
Other comprehensive income (loss) before reclassifications(1)	27,969	29,493	(31)	57,431
Reclassification for gain(2)	—	(5,017)	—	(5,017)
Net other comprehensive income (loss)	27,969	24,476	(31)	52,414
Balance, May 31, 2025	$(48,885)	$28,090	$(12,743)	$(33,538)
__________________________________
(1) Other comprehensive income (loss) ("OCI") before reclassifications from derivatives is presented net of immaterial income tax impacts for the three and nine months ended May 31, 2026, and net of income tax expense of $1.5 million and $7.0 million for the three and nine months ended May 31, 2025, respectively. OCI before reclassifications from defined benefit pension plans is presented net of immaterial income tax impacts.
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

Each of the North America Steel Group segment's fabrication contracts represents a single performance obligation. Revenue from certain fabrication contracts for which the Company provides downstream products and installation services is recognized over time using an input measure, and represented 6% and 8% of net sales in the North America Steel Group segment in the three and nine months ended May 31, 2026, respectively, and represented 7% of net sales in the North America Steel Group segment in each of the three and nine months ended May 31, 2025. Revenue from fabrication contracts for which the Company does not provide installation services is recognized over time using an output measure, and represented 9% of net sales in the North America Steel Group segment in each of the three and nine months ended May 31, 2026, and 10% of net sales in the North America Steel Group segment in each of the three and nine months ended May 31, 2025.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	May 31, 2026	August 31, 2025
Contract assets (included in accounts receivable)	$85,298	$108,570
Contract liabilities (included in other accrued expenses and payables)	21,281	21,631

The entire contract liability as of August 31, 2025 was recognized in net sales as of May 31, 2026.

Remaining Performance Obligations

As of May 31, 2026, revenue totaling $845.7 million was allocated to remaining performance obligations in the North America Steel Group segment related to certain fabrication contracts for which revenue is recognized using input or output measures, as described above. The Company estimates that approximately 70% of the remaining performance obligations will be recognized in the twelve months following May 31, 2026, and the remainder will be recognized during the subsequent twelve months. The duration of all other contracts in the North America Steel Group, Construction Solutions Group and Europe Steel Group segments is typically less than one year.
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

The components of inventories were as follows:

(in thousands)	May 31, 2026	August 31, 2025
Raw materials	$288,638	$204,945
Work in process	4,035	4,165
Finished goods	879,891	725,200
Total	$1,172,564	$934,310

As of May 31, 2026, the inventory valuation reserve was immaterial. As of May 31, 2025, the inventory valuation reserve was $20.7 million, and primarily related to the North America Steel Group segment. The inventory write-downs were recorded in cost of goods sold in the condensed consolidated statements of earnings (loss).

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill by reportable segment is detailed in the table below:

(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Consolidated
Goodwill, gross
Balance, September 1, 2025	$126,915	$265,523	$4,608	$397,046
Foreign currency translation	—	261	23	284
Acquisitions	—	1,749,379	—	1,749,379
Balance, May 31, 2026	126,915	2,015,163	4,631	2,146,709

Accumulated impairment
Balance, September 1, 2025	(9,542)	(493)	(165)	(10,200)
Foreign currency translation	—	—	—	—
Balance, May 31, 2026	(9,542)	(493)	(165)	(10,200)

Goodwill, net
Balance, September 1, 2025	117,373	265,030	4,443	386,846
Foreign currency translation	—	261	23	284
Acquisitions	—	1,749,379	—	1,749,379
Balance, May 31, 2026	$117,373	$2,014,670	$4,466	$2,136,509

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	May 31, 2026	August 31, 2025
Trade names	$55,026	$54,813
In-process research and development	2,400	2,400
Non-compete agreements	750	750
Total	$58,176	$57,963

The change in the balance of indefinite-lived intangible assets from August 31, 2025 to May 31, 2026 was due to foreign currency translation adjustments.

Finite-lived intangible assets subject to amortization are detailed in the following table:

	May 31, 2026			August 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$307,589	$42,055	$265,534	$75,304	$24,663	$50,641
Developed technologies	154,109	73,655	80,454	153,844	60,882	92,962
Contract backlog	79,000	37,479	41,521	—	—	—
Trade names	12,859	2,975	9,884	3,560	1,823	1,737
Patents	10,258	7,535	2,723	9,111	7,338	1,773
Lease rights	6,839	1,271	5,568	6,804	1,200	5,604
Other	2,524	2,512	12	2,524	2,389	135
Total	$573,178	$167,482	$405,696	$251,147	$98,295	$152,852

The majority of the increases in customer relationship and trade name intangible assets, and the addition of the contract backlog intangible asset at May 31, 2026, as compared to August 31, 2025, are due to the Foley Acquisition and the CP&P Acquisition. For more information on these acquisitions, see Note 2, Acquisitions. The foreign currency translation adjustments for intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets recorded in the condensed consolidated statements of earnings (loss) is as follows:

(in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
Primary Location	2026	2025	2026	2025
Cost of goods sold	$24,479	$4,388	$50,615	$12,950
Selling, general and administrative ("SG&A") expenses	8,087	2,486	18,456	7,560
Total	$32,566	$6,874	$69,071	$20,510

The increase in amortization expense during the three and nine months ended May 31, 2026, is primarily a result of the purchase of Foley and CP&P as outlined further in Note 2, Acquisitions.

Estimated amortization expense for intangible assets through 2030 is as follows:

(in thousands)
Remainder of 2026	$32,564
2027	72,997
2028	49,371
2029	44,697
2030	43,333

NOTE 7. LEASES

As part of the Foley Acquisition and the CP&P Acquisition, as outlined in Note 2, Acquisitions, the Company assumed leases. Further, upon closing, the Company entered into real property leases with the former owner of CP&P that were not included in the CP&P Acquisition. Total operating lease assets related to the precast platform were $65.3 million as of May 31, 2026. The Company entered into an additional $3.7 million and $19.1 million of operating lease assets and $18.6 million and

$67.3 million of finance lease assets unrelated to the precast platform in the three and nine months ended May 31, 2026, respectively.

The following table presents the components of the total lease assets and lease liabilities and their classification in the condensed consolidated balance sheets:

(in thousands)	Classification in Condensed Consolidated Balance Sheets	May 31, 2026	August 31, 2025
Assets:
Operating assets	Other noncurrent assets	$221,904	$172,374
Finance assets	Property, plant and equipment, net	231,864	189,923
Total leased assets		$453,768	$362,297

Liabilities:
Operating lease liabilities:
Current	Other accrued expenses and payables	$43,535	$37,250
Long-term	Other noncurrent liabilities	180,846	136,629
Total operating lease liabilities		224,381	173,879
Finance lease liabilities:
Current	Current maturities of long-term debt	53,898	42,500
Long-term	Long-term debt	138,131	116,417
Total finance lease liabilities		192,029	158,917
Total lease liabilities		$416,410	$332,796

The components of lease expense were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$15,515	$12,197	$41,969	$36,295
Finance lease expense:
Amortization of assets	9,234	7,045	25,739	20,521
Interest on lease liabilities	2,406	1,968	6,773	5,668
Total finance lease expense	11,640	9,013	32,512	26,189
Variable and short-term lease expense	5,203	4,527	18,836	15,098
Total lease expense	$32,358	$25,737	$93,317	$77,582

The weighted average remaining lease term and discount rate for operating and finance leases are presented in the following table:

	May 31, 2026	August 31, 2025
Weighted average remaining lease term (years):
Operating leases	6.8	5.9
Finance leases	3.9	3.9

Weighted average discount rate:
Operating leases	5.237%	5.126%
Finance leases	5.132%	5.263%

Cash flow and other information related to leases is included in the following table:

	Nine Months Ended May 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$40,993	$35,997
Operating cash outflows from finance leases	6,773	5,668
Financing cash outflows from finance leases	35,391	30,010

Right of use assets obtained in exchange for lease obligations:
Operating leases	$84,318	$24,911
Finance leases	67,325	38,442

Future maturities of lease liabilities at May 31, 2026 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
Year 1	$54,094	$62,336
Year 2	46,058	56,859
Year 3	37,256	44,697
Year 4	29,843	28,738
Year 5	24,915	15,301
Thereafter	78,000	3,605
Total lease payments	270,166	211,536
Less imputed interest	(45,785)	(19,507)
Present value of lease liabilities	$224,381	$192,029
__________________________________
For the table above, each year represents June 1st to May 31st of the following year.

As of May 31, 2026, the Company has additional leases that have not yet commenced, primarily for heavy-duty vehicles, with aggregate fixed payments over their terms of approximately $12.6 million, with $9.4 million to commence in 2026 and $3.2 million to commence in 2027. These leases have noncancellable terms of 5 to 6 years.

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt was as follows:

(in thousands)	Weighted Average Interest Rate as of May 31, 2026	May 31, 2026	August 31, 2025
2030 Notes	4.125%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
2033 Notes	5.750%	1,000,000	—
2035 Notes	6.000%	1,000,000	—
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Series 2025 Bonds, due 2032	4.625%	150,000	150,000
Short-term borrowings	4.630%	33,012	—
Other	4.811%	8,819	10,108
Finance leases	5.132%	192,029	158,917
Total debt		3,428,920	1,364,085
Less unamortized debt issuance costs		(32,551)	(14,051)
Plus unamortized bond premium		4,116	4,261
Total amounts outstanding		3,400,485	1,354,295
Less current maturities of long-term debt		(88,792)	(44,289)
Long-term debt		$3,311,693	$1,310,006

The Company's credit arrangements require compliance with certain covenants, including interest coverage and debt to capitalization ratios, and as of May 31, 2026, the Company was in compliance with all financial covenants.

Capitalized interest was $6.0 million and $14.9 million during the three and nine months ended May 31, 2026, respectively, compared to $3.0 million and $7.5 million, respectively, during the corresponding periods.

Senior Notes Activity

In November 2025, the Company issued $1.0 billion of 5.750% senior unsecured notes due November 2033 (the "2033 Notes") and $1.0 billion of 6.000% senior unsecured notes due December 2035 (the "2035 Notes"). Interest on the 2033 Notes is payable semiannually on May 15 and November 15 and interest on the 2035 Notes is payable semiannually on June 15 and December 15. Gross proceeds from the issuance of the 2033 Notes and the 2035 Notes were used to facilitate the closing of the Foley Acquisition. Aggregate fees and issuance costs, including rating agency, legal, and other fees, associated with the 2033 Notes and the 2035 Notes were immaterial for the three months ended May 31, 2026, and were $21.3 million for the nine months ended May 31, 2026. For more information on the Foley Acquisition, see Note 2, Acquisitions.

Series 2025 Bonds

In May 2025, the Company issued $150.0 million in original aggregate principal amount of tax-exempt bonds (the “Series 2025 Bonds”). The Series 2025 Bonds accrue interest at a fixed rate of 4.625%, payable semiannually on April 15 and October 15 of each year. The Series 2025 Bonds have a mandatory tender for purchase on May 15, 2032, and will mature in 2055.

Credit Facilities

The Company is party to a certain Sixth Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the "Credit Agreement"). On December 17, 2025, the Company entered into the Third Amendment and Commitment Increase to the Credit Agreement (the “Third Amendment”), which increased the borrowing capacity under the revolving credit facility (the "Revolver") from $600.0 million to $1.0 billion and extended the maturity date from October 26, 2029 to December 17, 2030. The Company had no amounts drawn under the Revolver at May 31, 2026 or August 31, 2025. The availability under the Revolver was reduced by outstanding standby letters of credit totaling $1.0 million at both May 31, 2026 and August 31, 2025.

CMC Poland Sp. z.o.o., a subsidiary of the Company, had credit facilities in Poland totaling PLN 600.0 million as of May 31, 2026 and August 31, 2025, equivalent to $165.3 million and $164.5 million, respectively. There were no amounts outstanding under these facilities as of May 31, 2026 or August 31, 2025. The available balance of these credit facilities was reduced by outstanding standby letters of credit, guarantees and/or other financial assurance instruments, totaling $2.0 million and $2.7 million as of May 31, 2026 and August 31, 2025, respectively.

Accounts Receivable Facility

The Poland accounts receivable facility had a limit of PLN 288.0 million as of May 31, 2026 and August 31, 2025, equivalent to $79.4 million and $78.9 million, respectively. The Company had outstanding advance payments totaling PLN 119.8 million, or $33.0 million, under the Poland accounts receivable facility as of May 31, 2026, compared to no advance payments outstanding as of August 31, 2025.
NOTE 9. DERIVATIVES

As of May 31, 2026 and August 31, 2025, the notional values of the Company's commodity contract commitments were $524.8 million and $453.4 million, respectively, and the notional values of the Company's foreign currency contract commitments were $323.8 million and $279.3 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of May 31, 2026:

Commodity	Position	Total
Copper	Long	2,711	MT
Copper	Short	9,596	MT
Electricity	Long	2,605,000	MW(h)
Natural Gas	Long	4,662,000	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Million British thermal units

The following table summarizes the location and amounts of the fair value of the Company's derivative instruments as reported in the condensed consolidated balance sheets:

(in thousands)	Primary Location	May 31, 2026	August 31, 2025
Derivative assets:
Commodity	Prepaid and other current assets	$10,927	$14,957
Commodity	Other noncurrent assets	39,169	43,944
Foreign exchange	Prepaid and other current assets	1,027	4,809
Derivative liabilities:
Commodity	Other accrued expenses and payables	$4,301	$282
Commodity	Other noncurrent liabilities	386	—
Foreign exchange	Other accrued expenses and payables	802	809
Foreign exchange	Other noncurrent liabilities	—	12

The following table summarizes the effects of derivatives not designated as hedging instruments on the condensed consolidated statements of earnings (loss). All other activity related to the Company's derivatives not designated as hedging instruments was immaterial for the periods presented.

Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Primary Location	2026	2025	2026	2025
Commodity	Cost of goods sold	$(2,133)	$943	$(26,312)	$(3,799)
Foreign exchange	SG&A expenses	(7,737)	6,108	(3,054)	8,122

The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of earnings (loss). Amounts presented do not include the effects of foreign currency translation adjustments. All other activity related to the Company's derivatives designated as cash flow hedging instruments was immaterial for the periods presented.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Gain (Loss) Recognized in OCI, Net of Income Taxes (in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Commodity	$(3,173)	$6,374	$4,688	$29,476

Gain on Derivatives Designated as Cash Flow Hedging Instruments Reclassified from AOCL into Net Earnings (Loss) (in thousands)		Three Months Ended May 31,		Nine Months Ended May 31,
	Primary Location	2026	2025	2026	2025
Commodity	Cost of goods sold	$1,121	$1,432	$10,343	$6,003

The Company's natural gas and electricity commodity derivatives accounted for as cash flow hedging instruments have maturities extending to May 2029 and December 2034, respectively. Included in the AOCL balance as of May 31, 2026 was an estimated net gain of $10.3 million from cash flow hedging instruments that is expected to be reclassified into net earnings (loss) within the twelve months following May 31, 2026. Cash flows associated with the cash flow hedging instruments are recorded as cash flows from operating activities in the condensed consolidated statements of cash flows. See Note 10, Fair Value, for the fair value of derivative instruments recorded in the condensed consolidated balance sheets.
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

The Company presents the fair value of its derivative contracts on a net-by-counterparty basis when a legal right to offset exists under an enforceable netting agreement. The following table summarizes information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of May 31, 2026:
Assets:
Investment deposit accounts(1)	$419,150	$419,150	$—	$—
Commodity derivative assets	50,096	—	—	50,096
Foreign exchange derivative assets	1,027	—	1,027	—
Liabilities:
Commodity derivative liabilities	4,687	4,687	—	—
Foreign exchange derivative liabilities	802	—	802	—

As of August 31, 2025:
Assets:
Investment deposit accounts(1)	$902,106	$902,106	$—	$—
Commodity derivative assets	58,901	5,458	—	53,443
Foreign exchange derivative assets	4,809	—	4,809	—
Liabilities:
Commodity derivative liabilities	282	282	—	—
Foreign exchange derivative liabilities	821	—	821	—
__________________________________
(1) Investment deposit accounts are short-term in nature, and their value is based on principal plus interest.

The fair value of the Level 3 commodity derivatives is estimated using internally developed discounted cash flow models that rely on significant unobservable inputs. The Company forecasts future energy rates using a range of historical prices (the "floating rate"), which is the only significant unobservable input used in the Company's discounted cash flow models. Significant variations in the floating rate could materially impact the fair value measurement. The following table summarizes the range of floating rates used to measure the fair value of the Level 3 commodity derivatives as of May 31, 2026 and August 31, 2025, which are applied uniformly across each of the Company's Level 3 commodity derivatives:

	Floating rate (PLN)
	Low	High	Average
May 31, 2026	346	628	452
August 31, 2025	346	563	436

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the condensed consolidated statements of comprehensive income (loss). Amounts presented are before income taxes. The fluctuation in energy rates over time may cause volatility in the fair value estimate and was the primary reason for unrealized gains and losses in OCI for the three and nine months ended May 31, 2026 and 2025.

(in thousands)	Three Months Ended May 31, 2026
Balance, March 1, 2026	$56,181
Unrealized holding loss before reclassification(1)	(4,612)
Reclassification for gain included in net earnings(2)	(1,473)
Balance, May 31, 2026	$50,096

(in thousands)	Nine Months Ended May 31, 2026
Balance, September 1, 2025	$53,443
Unrealized holding gain before reclassification(1)	6,376
Reclassification for gain included in net earnings(2)	(9,723)
Balance, May 31, 2026	$50,096

(in thousands)	Three Months Ended May 31, 2025
Balance, March 1, 2025	$55,358
Unrealized holding gain before reclassification(1)	13,252
Reclassification for gain included in net earnings(2)	(1,622)
Balance, May 31, 2025	$66,988

(in thousands)	Nine Months Ended May 31, 2025
Balance, September 1, 2024	$38,029
Unrealized holding gain before reclassification(1)	37,043
Reclassification for gain included in net loss(2)	(8,084)
Balance, May 31, 2025	$66,988
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

There were no material non-recurring fair value remeasurements during the three or nine months ended May 31, 2026 or 2025.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $3.2 billion and $3.1 billion, respectively, as of May 31, 2026, and $1.2 billion and $1.1 billion, respectively, as of August 31, 2025. The fair values were estimated based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings contain variable interest rates, so their carrying values approximate fair values.

NOTE 11. INCOME TAX

The Company’s effective income tax rates for the three and nine months ended May 31, 2026 were 8.4% and 7.9%, respectively, compared to the 24.1% and 21.7% in the corresponding periods. The effective tax rate is determined by computing the estimated annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the appropriate period. The Company's effective tax rate can vary from period to period depending on, among other factors, the mix and amount of global earnings, the impact of loss companies for which no tax benefit is available due to valuation allowances, income tax credits, and the impact of permanent tax adjustments.

On January 10, 2025, the Company was awarded a Qualifying Advanced Energy Project Tax Credit in connection with the construction of the West Virginia micro mill under section 48C of the Internal Revenue Code. The amount awarded is a non-refundable transferable investment tax credit allocation equal to 30% of qualified expenditures for certified projects that meet prevailing wage and apprenticeship requirements. The Company elected to account for its non-refundable transferable investment tax credits under ASC 740 using the flow-through method. Under the flow-through method, the credit is recognized in the fiscal year that the qualifying assets are placed in service, which is currently expected to occur upon commissioning of the West Virginia micro mill during 2026. The Company intends to utilize the credit beginning with its 2026 tax return and has included the estimated impact in the financial statements beginning in 2026. During the three and nine months ended May 31, 2026, the Company recognized approximately $34.9 million and $88.7 million, respectively, in income tax benefit related to the credit. No impact was recognized in the corresponding periods.

Income Tax Examination

The Company is subject to examination of certain income tax returns by the Internal Revenue Service ("IRS"). On March 3, 2026, the IRS notified the Company that the fiscal 2024 federal income tax return had been selected for examination. The audit commenced in May. As of May 31, 2026, there were no known or estimable adjustments to the year's taxable income outside of positions previously reserved. As such, no additional reserves were recorded. The Company will continue to evaluate developments in the examination and adjust its reserves, if necessary, as additional information becomes available.
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

Information for restricted stock units and performance stock units accounted for as equity awards during the nine months ended May 31, 2026 is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of August 31, 2025	1,369,205	$50.37
Granted	770,033	63.88
Vested	(768,951)	48.40
Forfeited	(75,767)	58.31
Outstanding as of May 31, 2026	1,294,520	$59.12

The Company granted 107,771 equivalent shares in the form of restricted stock units and performance stock units accounted for as liability awards during the nine months ended May 31, 2026. As of May 31, 2026, the Company had outstanding 256,100 equivalent shares accounted for under the liability method. The Company expects 247,059 equivalent shares to vest.

Total stock-based compensation expense, including fair value remeasurements, which was primarily included in SG&A expenses in the condensed consolidated statements of earnings (loss), was $11.4 million and $37.4 million for the three and nine months ended May 31, 2026, respectively, and was $9.5 million and $27.8 million for the three and nine months ended May 31, 2025, respectively.

NOTE 13. STOCKHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

The Company's calculation of basic earnings (loss) per share ("EPS") and diluted EPS is described in Note 16, Earnings Per Share, to the Company's consolidated financial statements in the 2025 Form 10-K.

The calculations of basic and diluted EPS were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net earnings (loss)	$173,015	$83,126	$443,329	$(67,119)

Average basic shares outstanding	110,845,841	112,700,136	110,955,940	113,437,950
Effect of dilutive securities	869,039	859,320	1,023,550	—
Average diluted shares outstanding	111,714,880	113,559,456	111,979,490	113,437,950

Earnings (loss) per share:
Basic	$1.56	$0.74	$4.00	$(0.59)
Diluted	1.55	0.73	3.96	(0.59)
For all periods presented except for the nine months ended May 31, 2025, the Company had immaterial anti-dilutive shares, which were not included in the computation of average diluted shares outstanding. For the nine months ended May 31, 2025, the Company had 1,134,029 shares that were excluded from the computation of average diluted shares outstanding due to the Company's net loss position.
During the three and nine months ended May 31, 2026, the Company repurchased 283,335 and 1,195,709 shares of CMC common stock, respectively, at an average purchase price of $66.72 and $63.65 per share, respectively. Under the share repurchase program, the Company had remaining authorization to repurchase $128.9 million of shares of CMC common stock as of May 31, 2026. See Note 15, Capital Stock, to the Company's consolidated financial statements in the 2025 Form 10-K, for more information on the share repurchase program.
NOTE 14. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

Legal Proceedings

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. On September 29, 2025, the Northern District Court denied this post-trial motion, upholding the jury’s verdict. The Company is confident it conducted its business appropriately and intends to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On October 24, 2025, the Company filed its notice of appeal. As a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. In the nine months ended May 31, 2025, the Company reported $358.5 million of litigation expense in the condensed consolidated statement of loss, which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. In the nine months ended May 31, 2026, the Company reported $11.6 million of litigation expense in the condensed consolidated statement of earnings, which primarily represents the Company’s estimate of post-judgment interest on the PSG judgment. These amounts were classified as current liabilities in the condensed consolidated balance sheets because the timing of the potential payment is uncertain. All other legal expenses for the three and nine months ended May 31, 2026 and 2025 are reported within SG&A expenses. If the verdict and judgment are overturned through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. The Company's litigation defense costs are expensed as incurred. Although the Company is vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with this litigation could have a significant impact on our liquidity.

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

Other Matters

At May 31, 2026 and August 31, 2025, the amounts accrued for cleanup and remediation costs at certain sites in response to notices, actions and agreements under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $3.3 million and $3.4 million at May 31, 2026 and August 31, 2025, respectively, of which $1.9 million were classified as other noncurrent liabilities in both periods. These amounts have not been discounted to their present values. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, accrued amounts could vary significantly from amounts paid.
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

The following table summarizes certain financial information by reportable segment and Corporate and Other, as applicable:

	Three Months Ended May 31, 2026
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers:	$1,789,381	$394,574	$291,235	$2,475,190
Intersegment net sales	20,538	11,806	879	33,223
	$1,809,919	$406,380	$292,114	$2,508,413
Reconciliation of net sales:
Corporate and Other, excluding eliminations				8,055
Eliminations				(33,223)
Total consolidated net sales				$2,483,245
Less:
Cost of goods sold	1,514,022	288,305	258,948
Selling, general and administrative expenses	93,866	64,674	7,561
Add:
Depreciation and amortization(1)	52,013	44,010	9,060
Unrealized gain on undesignated commodity hedges(1)	(557)	—	—
Adjusted EBITDA reportable segments	$253,487	$97,411	$34,665	$385,563
Reconciliation of profit or loss
Interest expense				40,205
Depreciation and amortization				107,422
Unrealized gain on undesignated commodity hedges				(557)
Corporate and Other expenses				49,654
Earnings before income taxes				$188,839

Capital expenditures	$123,192	$23,730	$8,813
__________________________________
(1) Depreciation and amortization and unrealized gain on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

	Nine Months Ended May 31, 2026
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers:	$5,058,760	$907,276	$738,899	$6,704,935
Intersegment net sales	62,483	30,562	2,536	95,581
	$5,121,243	$937,838	$741,435	$6,800,516
Reconciliation of net sales:
Corporate and Other, excluding eliminations				30,635
Eliminations				(95,581)
Total consolidated net sales				$6,735,570
Less:
Cost of goods sold	4,204,146	676,789	702,179
Selling, general and administrative expenses	259,363	165,331	22,357
Add:
Depreciation and amortization(1)	153,806	94,694	27,267
Unrealized loss on undesignated commodity hedges(1)	5,527	—	—
Adjusted EBITDA reportable segments	$817,067	$190,412	$44,166	$1,051,645
Reconciliation of profit or loss
Interest expense				105,981
Depreciation and amortization				282,711
Unrealized loss on undesignated commodity hedges				5,527
Corporate and Other expenses				175,912
Earnings before income taxes				$481,514

Assets	$4,773,029	$3,500,235	$798,619
Capital expenditures	317,428	48,098	33,810
__________________________________
(1) Depreciation and amortization and unrealized loss on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

	Three Months Ended May 31, 2025
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers:	$1,562,286	$197,454	$247,590	$2,007,330
Intersegment net sales	17,317	17,564	730	35,611
	$1,579,603	$215,018	$248,320	$2,042,941
Reconciliation of net sales:
Corporate and Other, excluding eliminations				12,654
Eliminations				(35,611)
Total consolidated net sales				$2,019,984
Less:
Cost of goods sold	1,365,385	143,968	245,297
Selling, general and administrative expenses	77,503	42,737	8,102
Add:
Depreciation and amortization(1)	49,269	11,814	8,672
Unrealized gain on undesignated commodity hedges(1)	(6,048)	—	—
Asset impairments	—	785	—
Adjusted EBITDA reportable segments	$179,936	$40,912	$3,593	$224,441
Reconciliation of profit or loss
Interest expense				10,864
Depreciation and amortization				72,376
Asset impairments				785
Unrealized gain on undesignated commodity hedges				(6,048)
Corporate and Other expenses				36,952
Earnings before income taxes				$109,512

Capital expenditures	$73,689	$6,889	$6,134
__________________________________
(1) Depreciation and amortization and unrealized gain on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

	Nine Months Ended May 31, 2025
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers:	$4,467,771	$525,733	$655,026	$5,648,530
Intersegment net sales	49,927	42,610	1,966	94,503
	$4,517,698	$568,343	$656,992	$5,743,033
Reconciliation of net sales:
Corporate and Other, excluding eliminations				35,432
Eliminations				(94,503)
Total consolidated net sales				$5,683,962
Less:
Cost of goods sold	3,922,418	393,942	631,848
Selling, general and administrative expenses	239,852	121,461	20,254
Add:
Depreciation and amortization(1)	147,196	33,366	25,291
Unrealized loss on undesignated commodity hedges(1)	62	—	—
Asset impairments	383	785	3
Adjusted EBITDA reportable segments	$503,069	$87,091	$30,184	$620,344
Reconciliation of profit or loss
Interest expense				33,353
Depreciation and amortization				213,397
Asset impairments				1,171
Unrealized loss on undesignated commodity hedges				62
Corporate and Other expenses				458,049
Loss before income taxes				$(85,688)

Assets	$4,277,108	$866,444	$731,845
Capital expenditures	234,378	26,535	26,152
__________________________________
(1) Depreciation and amortization and unrealized loss on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

The following table presents a reconciliation of certain financial information to consolidated totals for the reportable segments:

	Three Months Ended May 31, 2026
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$105,083	$2,339	$107,422
Capital expenditures	155,735	406	156,141

	Nine Months Ended May 31, 2026
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$275,767	$6,944	$282,711
Capital expenditures	399,336	4,937	404,273
Assets	9,071,883	724,472	9,796,355

	Three Months Ended May 31, 2025
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$69,755	$2,621	$72,376
Capital expenditures	86,712	2,738	89,450

	Nine Months Ended May 31, 2025
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$205,853	$7,544	$213,397
Capital expenditures	287,065	6,839	293,904
Assets	5,875,397	1,118,426	6,993,823

Disaggregation of Revenue

The following tables display net sales to external customers by reportable segment and Corporate and Other, disaggregated by major product. Precast products represent sales of products from our precast platform, as defined in Note 2, Acquisitions, and excludes other revenue, such as delivery fees and other service revenue.

	Three Months Ended May 31, 2026
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$453,206	$—	$7,610	$—	$460,816
Steel products	715,837	—	235,187	—	951,024
Downstream products	564,242	45,303	36,781	—	646,326
Precast products	—	172,866	—	—	172,866
Construction products	—	81,406	—	—	81,406
Ground stabilization solutions	—	85,779	—	—	85,779
Other	56,096	9,220	11,657	8,055	85,028
Net sales to external customers	1,789,381	394,574	291,235	8,055	2,483,245
Intersegment net sales, eliminated in consolidation	20,538	11,806	879	(33,223)	—
Net sales	$1,809,919	$406,380	$292,114	$(25,168)	$2,483,245

	Nine Months Ended May 31, 2026
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$1,174,806	$—	$18,921	$—	$1,193,727
Steel products	2,112,559	—	593,792	—	2,706,351
Downstream products	1,601,255	118,001	92,005	—	1,811,261
Precast products	—	314,470	—	—	314,470
Construction products	—	245,744	—	—	245,744
Ground stabilization solutions	—	208,252	—	—	208,252
Other	170,140	20,809	34,181	30,635	255,765
Net sales to external customers	5,058,760	907,276	738,899	30,635	6,735,570
Intersegment net sales, eliminated in consolidation	62,483	30,562	2,536	(95,581)	—
Net sales	$5,121,243	$937,838	$741,435	$(64,946)	$6,735,570

	Three Months Ended May 31, 2025
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$331,123	$—	$6,501	$—	$337,624
Steel products	666,298	—	198,228	—	864,526
Downstream products	506,639	46,002	33,639	—	586,280
Construction products	—	78,219	—	—	78,219
Ground stabilization solutions	—	68,560	—	—	68,560
Other	58,226	4,673	9,222	12,654	84,775
Net sales to external customers	1,562,286	197,454	247,590	12,654	2,019,984
Intersegment net sales, eliminated in consolidation	17,317	17,564	730	(35,611)	—
Net sales	$1,579,603	$215,018	$248,320	$(22,957)	$2,019,984

	Nine Months Ended May 31, 2025
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$959,083	$—	$16,927	$—	$976,010
Steel products	1,884,312	—	519,709	—	2,404,021
Downstream products	1,462,696	119,559	92,551	—	1,674,806
Construction products	—	219,931	—	—	219,931
Ground stabilization solutions	—	173,266	—	—	173,266
Other	161,680	12,977	25,839	35,432	235,928
Net sales to external customers	4,467,771	525,733	655,026	35,432	5,683,962
Intersegment net sales, eliminated in consolidation	49,927	42,610	1,966	(94,503)	—
Net sales	$4,517,698	$568,343	$656,992	$(59,071)	$5,683,962
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

Any reference in this Form 10-Q to the "corresponding period" relates to the three or nine month period ended May 31, 2025, as applicable. Any reference in this Form 10-Q to the "current period" relates to the three or nine month period ended May 31,

2026, as applicable. Any reference in this Form 10-Q to a year refers to the fiscal year ended August 31st of that year, unless otherwise stated.

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
BUSINESS CONDITIONS AND DEVELOPMENTS

Senior Notes Activity

In November 2025, we issued $1.0 billion of 5.750% senior unsecured notes due November 2033 (the “2033 Notes”) and $1.0 billion of 6.000% senior unsecured notes due December 2035 (the “2035 Notes”). We will make semiannual interest payments on the outstanding principal of the 2033 Notes on May 15 and November 15 of each year. The first such interest payment was made on May 15, 2026. We will make semiannual interest payments on the outstanding principal of the 2035 Notes on June 15 and December 15 of each year, with the first such interest payment paid on June 15, 2026. Gross proceeds from the issuance of the 2033 Notes and the 2035 Notes were used to facilitate the closing of the Foley Acquisition (as defined below). Aggregate fees and issuance costs, including rating agency, legal, and other fees, associated with the 2033 Notes and the 2035 Notes were immaterial for the three months ended May 31, 2026, and were $21.3 million for the nine months ended May 31, 2026.

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

Recent developments illustrate how these risks may materialize. Countries such as Algeria, Bulgaria, Egypt and Vietnam have also increased their steel exports, particularly of rebar, to the U.S. Further, excess capacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries. In response to these pressures, in June 2025, the Rebar Trade Action Coalition, which consists of several U.S. steel producers including CMC, filed petitions with the U.S. Department of Commerce (the “DOC”) and the U.S. International Trade Commission (“ITC”) alleging that exporters of steel concrete reinforcing bar from Algeria, Bulgaria, Egypt and Vietnam are dumping material into the U.S. market at prices below fair value, and that producers of rebar in Algeria, Egypt and Vietnam are benefitting from countervailable government subsidies. The petitions seek the imposition of significant antidumping and countervailing duties on rebar imports from these countries. In July 2025, the ITC preliminarily determined that there was a reasonable indication of material injury to the U.S. domestic rebar industry, and thus the DOC’s investigations were authorized to continue. The DOC subsequently issued preliminary affirmative determinations that the subject rebar had been sold in the U.S. at less than fair value in December 2025 with respect to Algeria and in March 2026 with respect to Bulgaria, Egypt and Vietnam. Additionally, the DOC determined in January 2026 that producers in Algeria, Egypt and Vietnam had received countervailable subsidies. In March 2026, the DOC issued final affirmative determinations with respect to Algeria, concluding that Algerian rebar had been dumped at a margin of 127.32% and had benefitted from countervailable subsidies at a rate of 72.94%. In April 2026, the ITC made a final affirmative determination of material injury with respect to dumped imports of rebar from Algeria, clearing the way for the DOC to issue an antidumping duty order on rebar from Algeria. The DOC’s final determinations in the antidumping investigations of Bulgaria, Egypt and Vietnam, and in the countervailing duty investigations of Egypt and Vietnam, are expected later in calendar 2026, with the ITC’s corresponding final injury determinations to follow. If affirmative final injury determinations are made by the ITC, the DOC will assess antidumping and/or countervailing duties on the subject steel concrete reinforcing bar.

From a longer-term perspective on demand, tariffs represent one component of broader economic and trade policies that may influence domestic investment and construction activity. However, the timing, magnitude and sustainability of any tariff impacts on demand remain uncertain. With regards to operating costs, we anticipate the direct impact of tariffs to be modest, as we source primarily from domestic suppliers, though, indirect effects from market pricing and supply dynamics remain uncertain. We also anticipate the impact on capital costs to be modest.

We have not yet experienced any material, direct impacts from the war in Iran. However, we have seen increases in fuel costs, energy costs in Europe have increased, and the broader geopolitical environment may result in demand variability and cost inflation. The Company continues to evaluate potential impacts, which will depend on the duration and severity of the conflict.

Tax Legislation Updates

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, introducing significant amendments to U.S. tax legislation with varying effective dates. Key provisions that impact CMC include the expansion of bonus depreciation, accelerated expensing of research and development costs and revisions to international tax regimes. We have incorporated these amendments into our 2026 tax provision, as applicable.

On January 10, 2025, the Internal Revenue Service awarded CMC with a Qualifying Advanced Energy Project Credit (as defined in Internal Revenue Code section 48C) based on qualifying expenditures related to the construction of the West Virginia micro mill. We plan on utilizing the credit beginning with our 2026 tax return and have included the estimated impact in the financial statements beginning in 2026.

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

RESULTS OF OPERATIONS SUMMARY

Business Overview

CMC is a leading provider of early-stage construction solutions that support the foundational phases of modern infrastructure and building projects. Through an extensive manufacturing network primarily located in the U.S. and Central Europe, with strategic operations in the United Kingdom, Europe and Asia, CMC serves infrastructure, non-residential, residential, industrial and energy markets. While often unseen, CMC’s products are essential to highways, bridges, airports, commercial buildings and other critical structures that support everyday life. Our operations are conducted through three reportable segments: North America Steel Group, Construction Solutions Group and Europe Steel Group.

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

Financial Results Overview

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$2,483,245	$2,019,984	$6,735,570	$5,683,962
Net earnings (loss)	173,015	83,126	443,329	(67,119)
Diluted earnings (loss) per share	$1.55	$0.73	$3.96	$(0.59)

Net sales increased $463.3 million, or 23%, for the three months ended May 31, 2026, and increased $1.1 billion, or 19% for the nine months ended May 31, 2026, compared to the corresponding periods. The newly acquired precast platform contributed $175.7 million and $320.3 million of net sales to external customers in the three and nine months ended May 31, 2026, respectively, that were not part of the corresponding period results. Additional information regarding period-over-period changes in net sales is provided in the Segment Operating Data section under North America Steel Group, Construction Solutions Group and Europe Steel Group.

During the three and nine months ended May 31, 2026, we achieved net earnings of $173.0 million and $443.3 million, respectively, compared to net earnings of $83.1 million and a net loss of $67.1 million, in the corresponding periods. The change in net earnings in the three months ended May 31, 2026, compared to the corresponding period, was primarily due to expansion in steel products metal margins within our North America Steel Group segment, changes to the timing of payments from government assistance programs in Europe and the inclusion of the precast platform in current year results, offset by increases in interest expense and employee-related costs. The year-over-year increase in net earnings in the nine months ended May 31, 2026, was primarily due to litigation-related expense of approximately $271.0 million, net of estimated tax, associated with a contingent litigation-related loss recognized in the nine months ended May 31, 2025, resulting in a net loss in the corresponding period, coupled with metal margin expansion in the nine months ended May 31, 2026, within our North America Steel Group segment. These effects were partially offset by higher interest expense.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased $46.5 million and $129.9 million during the three and nine months ended May 31, 2026, respectively, compared to the corresponding periods. The increases were primarily driven by employee-related costs which increased by $33.0 million and $70.7 million, during the three and nine months ended May 31, 2026, respectively, compared to the corresponding periods as a result of increased headcount from the acquired precast platform, as well as higher variable incentive compensation costs. Further, transaction expenses of $2.5 million and $36.5 million related to the acquired precast platform were incurred during the three and nine months ended May 31, 2026, respectively, with no such expenses in the corresponding periods. Depreciation and amortization increased by $4.9 million and $9.3 million, during the three and nine months ended May 31, 2026, respectively, primarily as a result of the inclusion of new intangible assets from the acquired precast platform. Information technology costs increased by $2.4 million and $8.5 million, during the three and nine months ended May 31, 2026, respectively, compared to the corresponding period, as a result of a planned upgrade to our enterprise resource planning system as well as an ongoing project to optimize our customer relationship management platform.

Interest Expense

Interest expense increased by $29.3 million and $72.6 million during the three and nine months ended May 31, 2026, compared to the corresponding periods due to the issuance of the 2033 Notes and the 2035 Notes in conjunction with the Foley Acquisition as discussed in Note 8, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q.

Litigation Expense

Litigation expense related to the Pacific Steel Group ("PSG") litigation of $3.8 million and $11.6 million were recorded during the three and nine months ended May 31, 2026, respectively, compared to $3.8 million and $358.5 million in the three and nine months ended May 31, 2025, respectively. The amount recorded during the three and nine months ended May 31, 2026, reflects interest on the judgment amount. For more information about the contingent litigation-related loss, see Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q.

Income Taxes

The effective income tax rates for the three and nine months ended May 31, 2026 were 8.4% and 7.9%, respectively, compared to 24.1% and 21.7% in the corresponding periods. The decrease for the three and nine months ended May 31, 2026, compared to the corresponding periods, is primarily due to the recognition of a federal investment tax credit related to the ongoing construction of the West Virginia micro mill, with commissioning currently expected during 2026. For more information, see Note 11, Income Tax in Part I, Item 1, Financial Statements, of this Form 10-Q.
SEGMENT OPERATING DATA
The operating data by product category presented in the North America Steel Group and Europe Steel Group tables below is calculated using averages for each period presented. See Note 15, Segment Information, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on our reportable segments.

North America Steel Group

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per ton amounts)	2026	2025	2026	2025
Net sales to external customers	$1,789,381	$1,562,286	$5,058,760	$4,467,771
Adjusted EBITDA	253,487	179,936	817,067	503,069

External tons shipped
Raw materials	482	385	1,224	1,036
Rebar	482	534	1,507	1,586
Merchant bar and other	268	264	754	748
Steel products	750	798	2,261	2,334
Downstream products	384	355	1,069	1,009

Average selling price per ton
Raw materials	$873	$809	$919	$875
Steel products	989	859	968	829
Downstream products	1,260	1,212	1,247	1,231

Cost of ferrous scrap utilized per ton	$379	$360	$349	$340
Steel products metal margin per ton	610	499	619	489

Net sales to external customers in our North America Steel Group segment increased $227.1 million, or 15%, during the three months ended May 31, 2026, and increased $591.0 million, or 13%, during the nine months ended May 31, 2026, compared to the corresponding periods. The year-over-year increases were due to 15% and 17% higher steel products average selling price per ton during the three and nine months ended May 31, 2026, respectively. In addition, net sales to external customers was impacted by increases in external tons shipped in both raw materials and downstream products which increased by 25% and 8%, respectively, for the three months ended May 31, 2026, and 18% and 6%, respectively, for the nine months ended May 31, 2026. These impacts were partially offset by decreases in steel products external tons shipped of 6% and 3% during the three and nine months ended May 31, 2026, respectively, compared to the corresponding periods, primarily due to weather delays in key markets and planned maintenance outages across a number of mill operations.

Adjusted EBITDA increased $73.6 million, or 41%, and increased $314.0 million, or 62%, during the three and nine months ended May 31, 2026, respectively, compared to the corresponding periods. The increases in adjusted EBITDA during the three and nine months ended May 31, 2026, compared to the corresponding periods, were primarily due to expansion in steel products metal margin per ton, which increased 22% and 27%, respectively, offset by increased maintenance costs related to the outages discussed above.

Construction Solutions Group

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2026	2025	2026	2025
Net sales to external customers	$394,574	$197,454	$907,276	$525,733
Adjusted EBITDA	97,411	40,912	190,412	87,091

Net sales to external customers in our Construction Solutions Group segment increased $197.1 million, or 100%, and increased $381.5 million, or 73%, during the three and nine months ended May 31, 2026, respectively, compared to the corresponding periods. The increase during the three months ended May 31, 2026 was primarily driven by $175.7 million of net sales to external customers due to the acquired precast platform that was not part of the corresponding period results. In addition, during the three months ended May 31, 2026, net sales to external customers from our Tensar division and CMC Construction Services' operations increased $17.6 million and $3.8 million, respectively, compared to the corresponding period, due to higher demand. The increase during the nine months ended May 31, 2026 was also primarily a result of the acquired precast platform which contributed $320.3 million in net sales to external customers that was not part of the corresponding period. This was in addition to $35.3 million and $26.8 million increases in net sales to external customers from our Tensar Division and CMC Construction Services, respectively, compared to the corresponding period, due to higher demand.

Adjusted EBITDA increased $56.5 million, or 138%, during the three months ended May 31, 2026, and increased $103.3 million, or 119%, during the nine months ended May 31, 2026, compared to the corresponding periods. These increases were primarily due to the inclusion of the acquired precast platform which contributed $52.9 million and $86.5 million in the three and nine months ended May 31, 2026, respectively, compared to the corresponding periods. In addition, Adjusted EBITDA within our Tensar Division increased by $10.8 million and $28.1 million, during the three and nine months ended May 31, 2026, respectively, compared to the corresponding periods, due to higher demand as mentioned above.

Europe Steel Group

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per ton amounts)	2026	2025	2026	2025
Net sales to external customers	$291,235	$247,590	$738,899	$655,026
Adjusted EBITDA	34,665	3,593	44,166	30,184

External tons shipped
Rebar	136	88	324	295
Merchant bar and other	265	271	723	687
Steel products	401	359	1,047	982

Average selling price per ton
Steel products	$697	$663	$674	$639

Cost of ferrous scrap utilized per ton	$367	$370	$357	$360
Steel products metal margin per ton	330	293	317	279

Net sales to external customers in our Europe Steel Group segment increased $43.6 million, or 18%, and increased $83.9 million, or 13%, during the three and nine months ended May 31, 2026, respectively, compared to the corresponding periods. During the three months ended May 31, 2026, net sales to external customers increased in part due to a 5% increase in the steel products average selling price per ton, which was amplified by a 12% increase in tons shipped, compared to the corresponding period. The increase in tons shipped was primarily due to the EU Carbon Border Adjustment Mechanism ("CBAM") policy which took effect at the start of the calendar year and has improved market conditions for domestic producers. The increase for the nine months ended May 31, 2026, was primarily a result of a 5% increase in the steel products average selling price per ton as well as a 7% increase in steel products tons shipped, compared to the corresponding period. On average, compared to the Polish zloty, the U.S. dollar was weaker during the three and nine months ended May 31, 2026, compared to the corresponding period. The effect of foreign currency translation on net sales to external customers was an increase of approximately $12.1 million for the three months ended May 31, 2026 and an increase of approximately $54.9 million for the nine months ended May 31, 2026.

Adjusted EBITDA increased $31.1 million, or 865%, and increased $14.0 million, or 46%, during the three and nine months ended May 31, 2026, respectively, compared to the corresponding periods. Adjusted EBITDA was impacted by changes to the timing of payments from a government assistance program established to offset the indirect costs of rising carbon emissions rights included in energy costs in Poland. We received $20.4 million in payments from this program during the three months ended May 31, 2026 compared to none in the corresponding period. In addition, steel products metal margins increased by 13% during the three months ended May 31, 2026, compared to the corresponding period. During the nine months ended May 31, 2026, $36.0 million was received through the aforementioned government assistance program, compared to $48.1 million in the nine months ended May 31, 2025. However, this decrease in government assistance was more than offset by steel products metal margin expansion of 14%, during the nine months ended May 31, 2026, compared to the corresponding period. The effect of foreign currency translation on adjusted EBITDA was immaterial for the three and nine months ended May 31, 2026.

Corporate and Other

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2026	2025	2026	2025
Adjusted EBITDA loss	$(49,654)	$(36,952)	$(175,912)	$(458,049)

Corporate and Other adjusted EBITDA loss increased $12.7 million, or 34%, during the three months ended May 31, 2026, and decreased $282.1 million, or 62%, during the nine months ended May 31, 2026, compared to the corresponding periods. The adjusted EBITDA loss includes the recognition of $2.5 million and $36.5 million of acquisition and integration related costs related to the Foley Acquisition and the CP&P Acquisition, during the three and nine months ended May 31, 2026, respectively. Further, variable incentive compensation costs increased by $8.1 million and $24.3 million during the three and nine months ended May 31, 2026, respectively, compared to the corresponding periods. Additionally, costs related to information technology increased by $2.0 million and $8.1 million, respectively, during the three and nine months ended May 31, 2026, compared to the corresponding periods. This increase was a result of a planned upgrade to our enterprise resource planning system.

The year-over-year increase in expenses described above was offset by a $358.5 million contingent litigation-related loss related to the PSG litigation recognized during the nine months ended May 31, 2025. For more information about the contingent litigation-related loss, see Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q.

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

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 14% of total receivables at May 31, 2026.

We use futures and forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 9, Derivatives, in Part I, Item 1, Financial Statements, of this Form 10-Q for further information.

The table below reflects our sources, facilities and availability of liquidity at May 31, 2026. See Note 8, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for additional information.

(in thousands)	Liquidity Sources and Facilities	Availability
Cash and cash equivalents	$559,759	$559,759
Notes due from 2030 to 2035	2,900,000	(1)
Revolver(2)	1,000,000	999,030
Series 2022 Bonds, due 2047	145,060	—
Series 2025 Bonds, due 2032	150,000	—
Poland credit facilities	165,312	163,348
Poland accounts receivable facility	79,350	46,338
__________________________________
(1) We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.
(2) In December 2025, we entered into the Third Amendment, which increased the borrowing capacity under the revolving credit facility from $600.0 million to $1.0 billion.

We continually review our capital resources to determine whether we can meet our short and long-term goals. For at least the next twelve months, we anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, pay for litigation-related expenses, complete the investment in our fourth micro mill, pay dividends and opportunistically repurchase shares. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory or legal developments, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

We aim to execute a capital allocation strategy that prioritizes both value-accretive growth and competitive cash returns to stockholders. We estimate that our 2026 capital spending will be approximately $550 million, driven by the construction costs for facilities located in Berkeley County, West Virginia. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

During the nine months ended May 31, 2026 and 2025, we repurchased $76.1 million and $148.9 million, respectively, of shares of CMC common stock. Under the share repurchase program, we had remaining authorization to repurchase $128.9 million of shares of CMC common stock at May 31, 2026. See Note 13, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2025 Form 10-K, for more information on the share repurchase program.

During the nine months ended May 31, 2026 and 2025, we paid $62.1 million and $61.3 million, respectively, of cash dividends to our stockholders.

Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At May 31, 2026, we believe we were in compliance with all covenants contained in our credit arrangements.

As of May 31, 2026 and August 31, 2025, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

As described above under "Business Conditions and Developments," we completed the Foley Acquisition and the CP&P Acquisition in December 2025. The Foley Acquisition was funded through a portion of the net proceeds from the issuance of the $2.0 billion aggregate principal amount of the 2033 Notes and the 2035 Notes, and the CP&P Acquisition was funded with cash on hand.

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

Cash Flows

Changes in Operating Assets and Liabilities
During the nine months ended May 31, 2026, changes in operating assets and liabilities resulted in a $135.7 million decrease in cash from operating activities, compared to the corresponding period. The decrease was primarily due to a $116.8 million increase in cash used by inventories, reflecting higher materials costs. This was combined with a $109.8 million year-over-year decrease in cash from accounts receivable, primarily driven by increases in selling prices for our products, as well as a $8.6 million increase in cash used by other assets and liabilities due to new leases as described in Note 7, Leases, in Part I, Item 1, Financial Statements, of this Form 10-Q. Offsetting these was an $124.4 million increase in cash from accounts payable which is primarily a function of higher inventory costs within North America Steel Group, as well as the precast platform which was not included in the corresponding period.

Acquisitions
As previously discussed, we purchased Foley and CP&P during the second quarter and have recognized cash outflows, net of cash acquired, of $2.52 billion related to these transactions. See Note 2, Acquisitions, in Part I, Item 1, Financial Statements, of this Form 10-Q, for more information.

Capital Investments
Capital expenditures increased $110.4 million year-over-year for the nine months ended May 31, 2026, primarily driven by the construction of our fourth micro mill, in West Virginia.

2033 Notes and 2035 Notes
For the nine months ended May 31, 2026, we received proceeds of $2.0 billion, presented net of $15.0 million of related fees, for net proceeds of $1.985 billion from the issuance of the 2033 Notes and the 2035 Notes. Aggregate fees and issuance costs associated with the 2033 Notes and the 2035 Notes were approximately $21.3 million. See Note 8, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding the 2033 Notes and the 2035 Notes.

Share Repurchases
For the nine months ended May 31, 2026, we repurchased $76.1 million of CMC common stock under our share repurchase program, representing a decrease of $72.7 million compared to the corresponding period. See Note 13, Stockholders' Equity and Earnings (Loss) per Share, in Part I, Item 1, Financial Statements, of this Form 10-Q, and Note 15, Capital Stock, to the consolidated financial statements in the 2025 Form 10-K, for more information on the share repurchase program.

CONTRACTUAL OBLIGATIONS
Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment, construction of our fourth micro mill and other purchase obligations as part of normal operations. See Note 8, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information regarding scheduled maturities of our long-term debt. See Note 7, Leases, in Part I, Item 1 of this Form 10-Q for additional information on leases. Interest payable on our long-term debt due in the twelve months following May 31, 2026, is $170.9 million, and $1.2 billion is due thereafter.

As of May 31, 2026, our undiscounted purchase obligations were approximately $780 million due in the next twelve months and $330 million due thereafter under purchase orders and "take or pay" arrangements. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts. The "take or pay" arrangements are multi-year commitments with minimum annual purchase requirements and are entered into primarily for purchases of commodities used in operations such as electrodes and natural gas.

Of the purchase obligations due within the twelve months following May 31, 2026, approximately 29% were for consumable production inputs, such as alloys, 16% were for the construction of our fourth micro mill, 16% were for commodities and 13% were for capital expenditures in connection with normal business operations. Of the purchase obligations due thereafter, 62%

were for commodities and 22% were for investments in information technology. The remainder of the purchase obligations are for goods and services in the normal course of business.
Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At May 31, 2026, we had committed $46.3 million under these arrangements, of which $1.0 million reduced availability under the Revolver (as defined in Note 8, Credit Arrangements, in Part I, Item 1, Financial Statements, of this Form 10-Q).
CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We have in the past, and may in the future, incur settlements, fines, penalties or judgments in connection with some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. In the nine months ended May 31, 2025, the Company reported $358.5 million of litigation expense in the condensed consolidated statement of loss, which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. In the nine months ended May 31, 2026, the Company reported $11.6 million of litigation expense in the condensed consolidated statement of earnings, which primarily represents the Company’s estimate of post-judgment interest on the PSG judgment. These amounts were classified as current liabilities in the condensed consolidated balance sheets because the timing of the potential payment is uncertain. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. See Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements, of this Form 10-Q for more information on pending litigation and other matters.
FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference a number of "forward-looking statements" within the meaning of the federal securities laws with respect to the expected performance of our recently acquired precast platform, general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, backlog volumes, the ability to operate our steel mills at full capacity, particularly during periods of domestic mill start-ups, the future availability and cost of supplies of raw materials and energy for our operations, growth rates in certain reportable segments, product margins within our Construction Solutions Group segment, share repurchases, legal proceedings, construction activity, international trade, the impact of geopolitical conditions, the effects of CBAM and other EU trade measures on European demand and pricing, capital expenditures, tax credits, the timing, amount and recurrence of CO2 or emissions-related credits, our liquidity and our ability to satisfy future liquidity requirements, our ability to achieve our stated deleveraging target within the anticipated timeframe, estimated contractual obligations, the expected capabilities and benefits of new facilities, the anticipated benefits and timeline for execution of our growth plan and initiatives, including our TAG operational and commercial excellence program, and our expectations or beliefs concerning future events. The statements in this report that are not historical statements, are forward-looking statements. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 31, 2026, the U.S. dollar equivalent of the Company's total gross foreign currency exchange contract commitments increased $44.4 million, or 16%, compared to August 31, 2025. This increase was primarily due to forward contracts denominated in the Euro with a Polish zloty functional currency, which increased $20.9 million as of May 31, 2026, compared to August 31, 2025, as well as forward contracts denominated in the Polish zloty with a U.S. dollar functional currency, which increased $19.0 million as of May 31, 2026, compared to August 31, 2025.

As of May 31, 2026, the Company's total commodity contract commitments increased $71.5 million, or 16%, compared to August 31, 2025, primarily due to a $93.7 million increase related to copper commodity commitments, partially offset by a $21.6 million decrease related to electricity commodity commitments.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended May 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of our equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. On September 29, 2025, the Northern District Court denied this post-trial motion, upholding the jury’s verdict. We are confident we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. On October 24, 2025, the Company filed its notice of appeal. As a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the condensed consolidated financial statements. In the nine months ended May 31, 2025, we reported $358.5 million, of litigation expense in the condensed consolidated statement of loss, which represents the Company's estimates based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest. In the nine months ended May 31, 2026 we reported $11.6 million of litigation expense in the condensed consolidated statement of earnings, which primarily represents the Company's estimate of post-judgment interest on the PSG judgment. These amounts were classified as current liabilities in the condensed consolidated balance sheets because the timing of the potential payment is uncertain. All other legal expenses for the three and nine months ended May 31, 2026 and 2025 are reported within SG&A expenses. If the verdict and judgment are overturned through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. Our litigation defense costs are expensed as incurred. Although we are vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with the litigation could have a significant impact on our liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act made by the Company or any affiliated purchasers during the quarter ended May 31, 2026.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
March 1, 2026 - March 31, 2026	102,660	$64.30	102,660	$141,154,932
April 1, 2026 - April 30, 2026	96,201	65.50	96,201	134,853,624
May 1, 2026 - May 31, 2026	84,474	71.04	84,474	128,852,684
	283,335		283,335
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended May 31, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

COMMERCIAL METALS COMPANY

June 29, 2026	/s/ Paul J. Lawrence
Paul J. Lawrence
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)