Form 10-K
period 2026-08-31
COMMERCIAL METALS Co
filed 2026-10-16
CIK 22444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the Company's common stock on February 27, 2026 held by non-affiliates of the registrant based on the closing price per share on February 27, 2026 on the New York Stock Exchange was approximately $8.1 billion.
As of October 9, 2026, 109,977,893 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for the 2027 annual meeting of stockholders are incorporated by reference into Part III.

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

OVERVIEW

Founded in 1915 as a single scrap yard in Dallas, Texas, CMC provides early-stage construction solutions that support the site preparation through foundational phases of modern infrastructure and building projects. Through an extensive manufacturing network primarily located in the United States ("U.S.") and Central Europe, with strategic operations in the United Kingdom, Europe and Asia, CMC serves infrastructure, non-residential, residential, industrial and energy markets. While often unseen, CMC’s products are essential to highways, bridges, airports, commercial buildings and other critical structures that support everyday life. Our operations are conducted through three reportable segments: North America Steel Group, Construction Solutions Group and Europe Steel Group.

During the first quarter of 2026, we announced the acquisitions of Foley Products Company, LLC ("Foley" and such acquisition, the "Foley Acquisition") and Concrete Pipe & Precast, LLC ("CP&P" and such acquisition the "CP&P Acquisition"), which resulted in the creation of our precast platform. Following these acquisitions, we changed the name of our Emerging Businesses Group segment to Construction Solutions Group to better reflect the business composition of the segment and more closely align with the strategic priorities of CMC. The name change has no impact on our reporting structure nor on financial information previously reported.

At CMC, we believe "it’s what’s inside that counts." This reflects the nature of our products, which are found in critical infrastructure worldwide, and also applies to our culture and employees. We operate under the guiding principles of placing the customer at the core of all we do, staying committed to our employees, giving back to our communities and creating value for our investors, all while continuing our commitment to sustainability. From our inception, our business model has been strategically built on sustainable principles, including recycling metals, manufacturing steel products from approximately 98% recycled material using energy-efficient technology and employing closed-loop water recycling processes.

Our focus on safety and talent development allows us to run a great company and achieve operational and commercial excellence across our business. We provide differentiating value for our customers through our industry-leading customer service with a low cost, high-quality production process. Further, we have achieved market leadership through our commitment to transformation, advancement and long-term growth by investing in our business and in our people. As our customers' needs and preferences have evolved, our products have expanded to include diverse and innovative solutions and future growth platforms. Through a combination of both value-accretive organic growth that captures available internal synergies, and capability-enhancing inorganic growth that broadens our portfolio, we aim to provide our customers with a broad value-enhancing solution.

We maintain our corporate office at 6565 North MacArthur Boulevard, Suite 800, Irving, Texas 75039. Our telephone number is (214) 689-4300, and our website is https://www.cmc.com. Our fiscal year ends August 31st, and any reference in this Annual Report to a year refers to the fiscal year ended August 31st of that year, unless otherwise noted. Any reference in this Annual Report to a ton refers to the U.S. short ton, a unit of weight equal to 2,000 pounds.

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

Business Developments

During 2026 we completed the acquisitions described below, which resulted in the creation of our precast platform. We expect these acquisitions will strategically position us for long-term growth in new and existing customer markets.

Foley Acquisition

On December 15, 2025, we completed the acquisition of all of the issued and outstanding equity securities of the holding companies that owned Foley, one of the largest regional suppliers of precast concrete solutions in the U.S. and a leader within the Southeastern U.S. Operating results for Foley are included within the Construction Solutions Group segment. The Foley Acquisition aligns with our strategy to pursue inorganic growth by adding scale, margin strength and regional leadership to our precast platform.

CP&P Acquisition

On December 1, 2025, we completed the acquisition of all of the issued and outstanding equity securities of CP&P, a leading supplier of precast concrete solutions to the U.S. Mid-Atlantic and South Atlantic markets. Operating results for CP&P are included within the Construction Solutions Group segment. The CP&P Acquisition aligns with our strategy to pursue inorganic growth by expanding CMC’s portfolio of early-stage construction solutions through the addition of precast capabilities.

SEGMENTS

The Company has three reportable segments that represent the primary businesses reported in our consolidated financial statements: North America Steel Group, Construction Solutions Group and Europe Steel Group. The following chart summarizes net sales to external customers by major product category within each reportable segment during the year ended August 31, 2026. For a historical breakout of our net sales to external customers by major product category within each reportable segment, see Note 18, Segment Information, in Part II, Item 8 of this Annual Report.

Other
7%
Construction Solutions Group Ground Stabilization Solutions
3%
Construction Solutions Group Construction Products
4%
Construction Solutions Group Precast Products
5%
Europe Steel Group Steel Products
9%
North America Steel Group Downstream Products
23%
North America Steel Group Steel Products
31%
North America Steel Group Raw Materials
18%

NORTH AMERICA STEEL GROUP SEGMENT

Our North America Steel Group segment provides a diverse offering of products and solutions to support the construction sector. Composed of a vertically integrated network of recycling facilities, steel mills and fabrication operations, our strategy in North America is to optimize our vertically integrated value chain to maximize profitability while providing industry-leading customer service. To execute our strategy, we seek to (i) obtain inputs at the lowest possible cost, including materials procured from our recycling facilities, which are operated to generate attractive returns on capital deployed and provide low-cost scrap to our steel mills, (ii) operate modern, efficient electric arc furnace ("EAF") steel mills and (iii) enhance operational efficiency by utilizing our fabrication operations to generate attractive returns on capital deployed and optimize our steel mill volumes and obtain the highest possible selling prices to maximize metal margin. We strive to maximize cash flow generation through increased productivity, high-capacity utilization and optimal product mix. To remain competitive, we regularly make substantial capital expenditures. We have invested approximately 79%, 80% and 77% of total capital expenditures in our North America Steel Group segment during 2026, 2025 and 2024, respectively. For logistics, we utilize a fleet of trucks we own or lease as well as private haulers, railcars, export containers and barges.

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

Our steel mill operations consist of six EAF mini mills, four EAF micro mills and one rerolling mill. Our steel mills manufacture finished long steel products including rebar, merchant bar, light structural and other special sections and wire rod, as well as semi-finished billets for rerolling and forging applications (collectively referred to as "steel products" in the context of the North America Steel Group segment). Each EAF mini mill consists of:

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

Our EAF micro mills utilize similar equipment and processes as described above; however, these facilities utilize unique continuous process technology where metal flows uninterrupted from melting to casting to rolling into finished steel products. Our rerolling mill does not utilize a melt shop; the rerolling process begins by reheating billets to roll into finished steel products. We ship hot-rolled spooled rebar from two facilities and re-spooled rebar from one facility. The estimated annual capacity for our steel mills, included in Part I, Item 2, Properties, of this Annual Report, assumes a typical product mix and is not necessarily indicative of the expected production volumes or shipments in any fiscal year. Descriptions of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Our mills roll many different types and sizes of products depending on market conditions, including pricing and demand.

Our fourth EAF micro mill, located in Berkeley County, West Virginia, was placed in service during the fourth quarter of 2026. Similar to the existing micro mills, this mill employs the latest technology in EAF power supply systems. This facility is strategically located to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and is supported by our existing network of downstream fabrication plants. This facility expands our production capacity for straight-length and spooled rebar and advances our commitment to sustainable steelmaking.

Ferrous scrap is the primary raw material used by our steel mills and is subject to price fluctuations. We believe the supply of ferrous scrap available to us is adequate to meet our future needs. Our mills consume large amounts of electricity and natural gas. We have not had any significant curtailments, and we believe that energy supplies are adequate. The supply and demand of regional and national energy, and the extent of applicable regulatory oversight of rates charged by providers, affect the prices we pay for electricity and natural gas. Our mills ship to a broad range of customers and end markets across the U.S. The primary end markets are construction and fabricating industries, metals service centers, original equipment manufacturers and agricultural, energy and petrochemical industries. Due to the nature of our steel products, we do not have a long lead time between order receipt and delivery. We generally fill orders for steel products from inventory or with products near completion. As a result, we do not believe our steel products backlog is a significant factor in the evaluation of our North America Steel Group operations.

Our fabrication operations include 52 facilities engaged in various aspects of steel fabrication; 49 of these facilities engage in general fabrication of reinforcing steel, including shearing, bending and welding, and three of these facilities fabricate steel fence posts. Fabricated rebar is used to reinforce concrete primarily in the construction of commercial and non-commercial buildings, hospitals, convention centers, industrial plants, power plants, highways, bridges, arenas, stadiums and dams, and is generally sold in response to a competitive bid solicitation. Many of the resulting projects are fixed price over the life of the project, and certain contracts include escalation provisions. We also provide installation services of fabricated rebar in certain markets. We obtain steel for our fabrication operations primarily from our own steel mills, and the demand created by our fabrication operations helps to optimize the production from our steel mills; however these businesses are operated to generate an attractive return on the capital deployed. Our steel fence posts have many applications, including residential and commercial landscaping and agricultural and livestock containment. Additionally, we have two facilities that supply post-tension cable for use in a variety of projects, such as slab-on-grade foundations, bridges, buildings, parking structures and rock-and-soil anchors. The fabrication and post-tension cable offerings are collectively referred to as "downstream products" in the context of the North America Steel Group segment. Downstream products backlog, defined as the total value of unfulfilled orders, was $1.7 billion at August 31, 2026.

CONSTRUCTION SOLUTIONS GROUP SEGMENT

Our Construction Solutions Group segment provides early-stage construction solutions and value-added products with strong underlying growth fundamentals to serve domestic and international markets that are adjacent to those served by our vertically integrated operations in the North America Steel Group segment and the Europe Steel Group segment. The Construction Solutions Group segment's portfolio consists of the precast platform and the Emerging Business Group businesses as follows:

•Our precast platform includes precast concrete and concrete pipe products, which are construction components formed by pouring concrete into a reusable mold that contains steel reinforcement, then curing it in a controlled manufacturing environment. The component is then transported in its final form to a construction site for installation. This process produces durable, ready-to-use components of reliable quality that can be installed quickly, saving time and requiring less labor than cast-in-place techniques. The precast platform provides mission-critical applications for site infrastructure such as utility connections, water supply and stormwater management.
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
•Our group of performance reinforcing steel offerings includes innovative products such as Galvabar (galvanized rebar with a zinc alloy coating that provides corrosion protection and post-fabrication formability), ChromX (designed for high-strength capabilities, corrosion resistance and a service life of more than 100 years) and CryoSteel (a cryogenic reinforcing steel that exceeds minimum performance requirements for strength and ductility at extremely low temperatures). Additionally, CMC Anchoring Systems' operations supply custom engineered anchor cages, bolts and fasteners that are fabricated principally from rebar and are used primarily to secure high voltage electrical transmission poles to concrete foundations.
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

Our mini mill is a significant manufacturer of rebar, merchant bar, wire rod and semi-finished billets in Central Europe and includes three rolling lines. The first rolling line is designed to allow efficient and flexible production of a range of medium section merchant bar products. The second rolling line is dedicated primarily to rebar production. The third rolling line is designed to produce high grade wire rod. The products produced by the mini mill are collectively referred to as "steel products" in the context of our Europe Steel Group segment. Our mini mill sells steel products primarily to fabricators, manufacturers, distributors and construction companies, mostly to customers located within Poland. However, the mini mill also exports steel products to the Czech Republic, France, Germany, Italy and Slovakia, among other countries. Ferrous scrap metal, the principal raw material used by our mini mill, electricity, natural gas and other necessary raw materials for the steel manufacturing process are generally readily available, although they can be subject to price fluctuations. Our mini mill generally fills orders for steel products from inventory or with products near completion. As a result, we do not believe that our steel products backlog is a significant factor in evaluating the operations of our Europe Steel Group segment.

Our fabrication operations consist of four steel fabrication facilities located in Poland which produce downstream products including fabricated rebar, wire mesh, welded steel mesh, wire rod, cold-rolled rebar, cold-rolled wire rod, assembled rebar cages and other fabricated rebar by-products (collectively referred to as "downstream products" in the context of our Europe Steel Group segment). These facilities obtain rebar and wire rod primarily from the mini mill. Three of the facilities are similar to the facilities operated by our North America Steel Group segment and sell fabricated rebar primarily to contractors for incorporation into construction projects. One fabrication facility in Poland produces welded steel mesh, cold-rolled wire rod and cold-rolled rebar. We are among the largest manufacturers of wire mesh in Poland, and our wire mesh customers include metals service centers and construction contractors. In addition to sales of downstream products in the Polish market, we also export our downstream products to neighboring countries such as the Czech Republic and Germany. The downstream products backlog is not a significant factor in evaluating the operations of our Europe Steel Group segment.

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

We produce a significant percentage of the total U.S. output of rebar and merchant bar through our EAF steel mills. Domestic and international competitors include local, regional, national and international manufacturers and suppliers of steel. We compete primarily on the services we provide to our customers and on the quality and price of our products. In the U.S., we believe we are one of the largest manufacturers and fabricators of rebar, the largest manufacturer of steel fence posts and among the largest manufacturers of merchant bar. In Poland, we believe we are the second largest producer of rebar and wire rod, and the largest producer of merchant bar for the products we manufacture.

Furthermore, the global steel industry is cyclical and highly competitive, consisting of domestic and international producers for all major product lines across our North America Steel Group and Europe Steel Group segments. Global steelmaking capacity greatly exceeds demand for steel products in many regions around the world, and this overcapacity results in competition from steel imports into the regions we operate. Our global strategy and differentiating customer service allow us to navigate the risks arising from overproduction. Additionally, trade enforcement measures, including the tariffs imposed pursuant to Section 232 of the U.S. Trade Expansion Act of 1962 ("Section 232"), which were restored and expanded by President Trump on February 10, 2025, should support domestic production and reduce imports of unfairly priced steel. Although the elimination of Section 232 tariff exemptions has provided a favorable backdrop to the domestic long steel market, there remains uncertainty regarding the duration and scope of this and other potential executive actions related to tariffs. If the Section 232 or other import tariffs, quotas or duties are relaxed, repealed, challenged legally or expire; if countries are exempted, or if U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of import tariffs, quotas or duties, a resurgence of substantial imports of foreign steel could occur. This occurrence would put downward pressure on U.S. steel prices.

In the European Union (“EU”), a new steel import regime became effective on July 1, 2026, replacing the EU’s prior steel safeguard measure. The new regime establishes tariff-rate quotas and generally imposes a 50% ad valorem duty on imports of covered steel products exceeding the applicable quotas. These measures are intended to address the effects of global steelmaking overcapacity and the risk of trade diversion into the EU market, and they may support EU steel production and pricing by limiting import volumes and increasing the cost of covered steel imports above applicable quota levels. As an EU-based steel producer, we believe these measures provide a favorable competitive backdrop for our Europe Steel Group segment.

In addition, given the impact of the EU Carbon Border Adjustment Mechanism (“CBAM”) on the global steel industry, our position as an EU-based steel producer provides a structural competitive advantage. CBAM, which entered its transitional phase in October 2023 and entered its definitive phase on January 1, 2026, requires importers of certain carbon-intensive goods, including iron, steel and aluminum, to report embedded emissions and ultimately purchase and surrender certificates corresponding to the carbon price that would have applied had the goods been produced within the EU. CBAM border adjustments may increase the effective cost of steel imported into the EU from non-EU producers that do not bear comparable carbon compliance costs. As an EU-domestic producer, our mini mill in Poland is not subject to CBAM border adjustments on steel produced in Poland and sold within the EU. We believe this positions our Europe Steel Group segment favorably relative to non-EU competitors seeking to export steel into the European market, and has contributed to improved market conditions for domestic EU producers during 2026.

Competitive Advantage

CMC's diverse product offerings, our scale and our capabilities support a wide variety of applications and position us as a global solutions provider to the construction industry, capable of addressing multiple stages of the early phases of construction. We believe our vertically integrated manufacturing platform provides an advantageous cost structure and maximizes the results of our steel-related operations. Our recycling operations provide scrap metal to our steel mills, which in turn use the scrap metal to produce and supply steel required by our fabrication operations. As our recycling facilities are generally located near our steel mills, we can ensure a secure supply of low-cost raw materials, and our fabrication facilities provide a significant and consistent source of demand as well as forward visibility into end customer demand. This is a strategic advantage when imports increase as our steel mills can continue to supply our fabricators. Further, we can adjust production at our mills based on prevailing demand or import trends. Contract pricing that is utilized for our recycling and fabrication operations helps to stabilize short-term volatility. The early-stage construction solutions and value-added products within our Construction Solutions Group segment complement our existing concrete reinforcement product lines and broaden our commercial portfolio, allowing us to address multiple stages of the early phases of commercial and infrastructure construction and provide a comprehensive solution for our customers.

Our operational footprint also provides a competitive advantage in North America and Europe. Our steel mills and fabrication operations in North America and Europe are well-positioned geographically with steel mill locations in some of the highest demand locations for rebar and merchant bar consumption. In North America, our network of steel operations stretches from the East Coast to the West Coast and can reach every major metro area in the U.S. Demand for our products in the U.S. is highest in the Sun Belt region where most of our steel mills are located, which positions us to capitalize on growth in this region as well as benefit from a longer construction season. Further, our newly acquired precast platform has numerous strategically located facilities across the Southeast and Mid-Atlantic. The geographic overlap between these facilities and our steel operations allows us to provide additional solutions for early-stage construction. Our mini mill in Poland also provides strategic benefits as it is well positioned to serve neighboring European economies.

See Part I, Item 1A, Risk Factors, of this Annual Report for more information on competitive factors described above.

SUSTAINABILITY

Sustainability is embedded in our business model and remains central to our strategy. For over 50 years, we have manufactured steel using recycled scrap metal and EAF technology, which is more efficient and environmentally friendly than traditional blast furnace technology, using less energy than the industry average and producing significantly less carbon dioxide per ton of steel we melt. We play a key role in returning our primary input, ferrous scrap, into the economy in the form of rebar, merchant bar, wire rod and fence post for use in a wide variety of applications. In 2026, recycled content made up approximately 98% of the raw materials used in our manufactured finished steel. Our Tensar geogrid technology also delivers sustainability benefits, as its use in construction projects can, for example, extend road service life, conserve water resources, control soil erosion and reduce consumption of aggregate.

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

We continue to invest in new technologies and processes to reduce our environmental impact, including our newest micro mill located in Berkeley County, West Virginia, which utilizes advanced EAF power supply systems designed for greater energy efficiency, resulting in lower overall power consumption and reduced environmental impact compared to traditional steelmaking methods.

Information relating to our sustainability commitments and the environmental goals we have established, including our goal to reduce the intensity of our steelmaking greenhouse gas emissions, is available on the sustainability section of our website, www.esg.cmc.com.

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

Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and analogous state statutes, we may occasionally be required to clean up or take remedial action with regard to (or pay for cleanup or remedial action with regard to, or pay for natural resource damages with respect to) sites we operate or formerly operated, or to which we have sent materials. If we are found to have arranged for treatment or disposal of hazardous substances at a site, we could be named as a potentially responsible party ("PRP") and responsible for both the costs of cleanup as well as for associated natural resource damages at such site. The U.S. Environmental Protection Agency ("EPA"), or equivalent state agency, has named us as a PRP at several federal Superfund sites or similar state sites, and we have received information requests with respect to other sites. In some cases, these agencies allege that we are a PRP because we sold scrap metals to, or otherwise disposed of materials at, the site. With respect to the sale of scrap metals, we contend that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that we do not control should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under federal law. Subject to the satisfaction of certain conditions, the Superfund Recycling Equity Act provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under federal law. Despite Congress' clarification of the intent of the federal law, some state laws and environmental agencies still seek to impose liability on the basis of such arm's length sale constituting "an arrangement for disposal or treatment of hazardous substances." We believe efforts to impose such liability are contrary to public policy objectives and legislation encouraging recycling and promoting the use of recycled materials, and we continue to support clarification of state laws and regulations consistent with Congress' action.

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

Other environmental laws apply to our operations and facilities and our products. These include, without limitation, the Toxic Substances Control Act, the Oil Pollution Act and the Safe Drinking Water Act, as well as state and local environmental laws. Additionally, we could be subject to common law claims, such as nuisance, trespass, negligence or other claims alleging personal injury, property damage and other harms.

We cannot predict the total amount of capital expenditures or increases in operating costs or other expenses that may be required as a result of environmental compliance. We also do not know if we can pass such costs on to our customers through product price increases. During 2026, we incurred environmental costs, including disposal, permits, license fees, tests, studies, remediation, consultant fees and environmental personnel expense of $62.9 million. In addition, we spent $1.9 million on capital expenditures for environmental projects in 2026. We believe that our facilities are in material compliance with currently applicable environmental laws and regulations. We anticipate capital expenditures for new environmental projects during 2027 to be approximately $3.5 million. For more information on our compliance with environmental laws and regulations, see Part I, Item 1A, Risk Factors — Risks Related to the Regulatory Environment, in this Annual Report.

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

The following table presents the approximate headcount of employees within each reportable segment and Corporate and Other as of August 31, 2026:

Segment	Number of Employees
North America Steel Group	7,965
Construction Solutions Group	2,549
Europe Steel Group	2,749
Corporate and Other	407
Total	13,670

Approximately 9%, 3% and 27% of the employees in our North America Steel Group, Construction Solutions Group and Europe Steel Group segments, respectively, belong to unions. We believe that we have good relations with the union representatives that represent our employees, and we are focused on providing safe and productive workplace environments for our employees.

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

With continued focus on safety in 2026, we maintained an exceptional safety record. Although total recordable incident rate ("TRIR") results were slightly above the prior year's record-low level, our TRIR in 2026 remained among the lowest in the Company's history, and below industry averages reflecting our continued commitment to workplace safety. Our 2026 TRIR results include our newly acquired precast locations, where we are integrating our existing safety policies and programs.

____________________________
(1) TRIR is defined as OSHA recordable incidents x 200,000/hours worked.
(2) This line represents the 2024 average for Steel Product Manufacturing (North American Industry Classification System ("NAICS") code 3311), based on the latest available information provided by the U.S. Bureau of Labor Statistics.

In addition to TRIR, we also measure our near miss frequency rate, which we believe is critical to incident avoidance and supports our superior safety rating in the industry.

Talent Development and Retention

We invest in training and resources to support our employees in reaching their full potential and to build internal capabilities, and are committed to providing a safe, welcoming and engaging work environment. Our culture of continuous improvement creates internal advancement and growth opportunities for our employees. We recognize that attracting and retaining employees with the right talent, commitment and drive are critical steps to allow us to achieve our goals and reach our full growth potential. CMC provides both online and in-person training options to our employees as well as tuition assistance to support the cost of furthering relevant education for our employees. In addition to our internally developed technical, safety and leadership training available to all employees, many new employees in commercial and operational positions complete rotational programs during onboarding to gain technical experience across the business. We also conduct periodic surveys and other employee engagement initiatives that provide valuable insights into how employees experience our workplace, including their sense of trust, respect, pride, and overall culture, enabling us to continuously enhance the employee experience and the resources we provide.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our Board of Directors (the "Board") annually elects executive officers. Our executive officers continue to serve for terms set by our Board in its discretion. The table below sets forth the name, current position and offices, age and calendar year in which they became an executive officer, for each of our executive officers as of October 16, 2026.

NAME	CURRENT POSITION & OFFICES	AGE	EXECUTIVE OFFICER SINCE
Peter R. Matt	President and Chief Executive Officer	63	2023
Paul J. Lawrence	Senior Vice President and Chief Financial Officer	56	2016
Jody K. Absher	Senior Vice President, Chief Legal Officer and Corporate Secretary	49	2020
Kekin M. Ghelani	Senior Vice President, Chief Strategy Officer	52	2024
Brian N. Halloran	Senior Vice President, North America Steel Group	55	2025
Keith A. Haas	Senior Vice President, Precast Group	60	2025
Michael A. Doucet	Senior Vice President, Emerging Businesses Group and Chief Commercial Officer	53	2026

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

Keith A. Haas has served as Senior Vice President, Precast Group since December 2025. Mr. Haas joined CMC in 2025 from Foley, where he had served as Foley’s Chief Executive Officer since 2022. From 2021 to 2022, Mr. Haas served as Group Executive, Commercial at CRH plc (“CRH”). From 2019 to 2020, Mr. Haas served as President of CRH’s global Business Division and from 2016 to 2018, as President of CRH’s Americas Products & Distribution Division. From 2011 to 2015, Mr. Haas served as the Chief Executive Officer of CRH’s operating subsidiary Oldcastle Building Products and as the Chief

Executive Officer of Oldcastle Architectural from 2008 to 2010. Prior to joining CRH in 1995, Mr. Haas worked as a project engineer at Amoco Chemical Company. Mr. Haas currently serves on the board of directors of BlueLinx Holdings Inc.

Michael A. Doucet has served as Senior Vice President, Emerging Businesses Group and Chief Commercial Officer since August 2026. Prior thereto, Mr. Doucet served as CMC’s Senior Vice President, Emerging Businesses Group from October 2023 to August 2026, Vice President, Commercial from April 2022 to October 2023, and Vice President, Southeast Region from July 2020 to April 2022. Prior to joining CMC, Mr. Doucet served as a Senior Vice President at AZZ Incorporated from September 2017 to July 2020. Mr. Doucet has served as the Chairman of the Supervisory Board for CMC Poland since October 2023.

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

RISKS RELATED TO OUR BUSINESS

Scrap and other inputs for our business are subject to price fluctuations and limited availability, which may adversely affect our business, results of operations and financial condition.

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

Our employees contribute to and are instrumental in developing and meeting our business goals and objectives, and we depend on a qualified labor force for the manufacture of our products. The impact of labor shortages and increased competition for available workers may increase our costs or impede our ability to optimally staff our facilities and could have an adverse impact on our results of operations, financial condition and cash flows. In addition, an ongoing labor shortage may result in increased expenses related to hiring and retention of qualified employees. As our experienced employees retire and we lose their institutional knowledge, we may encounter challenges and may have difficulty replacing them with employees of comparable skill and efficiency. Additionally, as of August 31, 2026, 9%, 3% and 27% of the employees in our North America Steel Group, Construction Solutions Group and Europe Steel Group segments, respectively, belong to unions. While we believe that we have good relations with the union representatives, there can be no assurance that any future labor negotiations will prove successful, which may result in a significant increase in the cost of labor, or may break down and result in the disruption of our business or operations.

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

Our business, financial condition and results of operations may be adversely impacted by macroeconomic conditions.

Adverse macroeconomic conditions, including sustained inflation, recession or prolonged periods of economic stagnation, have the potential to adversely affect our business, financial condition and results of operations. Inflation has the potential to increase our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. Other inflationary pressures could affect wages, energy prices, the cost and availability of components and raw materials and other inputs and our ability to meet customer demand. A significant economic downturn or recessionary environment could reduce demand for our products, compress our margins, impair the financial condition of our customers and negatively impact construction activity and infrastructure spending. A sustained period of economic uncertainty may cause customers to defer or cancel capital projects, reduce their purchasing commitments or seek to renegotiate existing contracts on less favorable terms. These macroeconomic conditions may further exacerbate other risk factors, including supply chain disruptions, risks related to international operations and the recruitment and retention of qualified employees.

We may have difficulty competing with companies that have a lower cost structure or access to greater financial resources.

We compete with regional, national and foreign manufacturers and traders. Consolidation among participants in the industries in which we operate, including the steel manufacturing and recycling industries and the markets for early-stage construction solutions, has resulted in fewer competitors, and several of our competitors are significantly larger than us and have greater financial resources and more diverse businesses than us. Some of our foreign competitors may be able to pursue business opportunities without regard to certain laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure and more operating flexibility, and consequently they may be able to offer lower prices and more services than we can. There is no assurance that we will be able to compete successfully with these companies. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Operating and startup risks, as well as market risks associated with the commissioning of our micro mills and other capital investments, could prevent us from realizing anticipated benefits and could result in a loss of all or a substantial part of our investments.

Although we have successfully commissioned and operated similar facilities, there are technological, operational, market and start-up risks associated with the commissioning of our micro mills and other capital investments. While we believe these facilities should be capable of consistently producing high-quality products in sufficient quantities and at costs that will compare favorably with other similar steel manufacturing facilities, these expectations may not be achieved. If we encounter quality control restrictions during commissioning of our micro mills and other capital investments or after startup, our capital costs could increase materially, the expected benefits could be diminished or lost and we could lose all or a substantial portion of our investment. Furthermore, due to the innovative systems and processes being deployed, construction and commissioning of our micro mills and other capital investments may present new operational complexities not previously experienced. In addition, reductions in the availability of certain modes of transportation, such as rail or trucking, following startup at these facilities could limit our ability to deliver our products and therefore adversely affect our operational and financial results.

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

We rely on computers, information and communications technology and related systems and networks to operate our business, including to store sensitive data such as intellectual property, our own proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our employees. Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cyber attacks, which may be heightened in times of hostilities or war, computer viruses, phishing attacks, social engineering schemes, malicious code, ransomware attacks, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to or disclosure of our and/or our employees’ or customers’ data, pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. We have experienced cybersecurity incidents in the ordinary course of business but, as of the date of this Annual Report, prior cybersecurity incidents have not had a material adverse effect on our business strategy, results of operations or financial condition.

In addition, cybersecurity incidents affecting our third-party service providers could adversely impact our business and reputation. We rely on third-party service providers, vendors and cloud hosting providers for certain technology services, data storage and processing functions, or to transmit, store or otherwise process data. A cybersecurity incident, data breach or system failure affecting any of our third-party service providers could result in unauthorized access to or disclosure of our confidential information, compromise the integrity of information transmitted through shared systems or interfaces, disrupt our operations or give rise to liability to our customers, employees or third parties, even if our own systems are not directly compromised. The cybersecurity practices of our third-party service providers may not be effective in preventing cybersecurity incidents. A breach of their systems or failure to maintain adequate cybersecurity measures could expose us to reputational harm, legal liability, regulatory scrutiny or operational disruption that could have a material adverse effect on our business, results of operations and financial condition. Additionally, certain of our customers have previously experienced and may in the future experience, cybersecurity incidents. To the extent our customers' systems or networks are compromised by a cybersecurity incident, we could be adversely impacted if we receive fraudulent or unauthorized communications, including impersonation, spoofing or social engineering attempts, as a result of such incident, or if the integrity of data exchanged with the affected customer is compromised. Such incidents could result in financial loss, reputational harm or disruption to our ability to conduct business with our customers.

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

Our business faces scrutiny related to ESG issues, including environmental stewardship, supply chain management, climate change, workplace conduct, human rights, philanthropy and support for local communities. Investors, stakeholders and other interested parties are also increasingly focused on issues related to environmental justice and ESG in general. Implementation of our environmental and sustainability initiatives, including the goals set forth in our annual sustainability report, requires certain financial expenditures and employee resources, and the implementation of certain ESG practices or disclosures. In addition, we are, or in the future may become, subject to domestic and international disclosure frameworks, regulations and requirements related to climate change and sustainability. Compliance with such disclosure frameworks, regulations and requirements, if and when they are implemented, could require significant effort, and if we fail to meet the applicable regulatory standards or expectations with respect to these issues, including the expectations we establish for our business, we could be subject to penalties, fines, lawsuits or regulatory action, our reputation and brand could be damaged, and our business, financial condition and results of operations could be adversely impacted. Furthermore, negative publicity with respect to our business and operations could result in the cancellation or delay of projects, the revocation of permits or termination of contracts, each of which may adversely affect our business strategy, increase our costs, or adversely affect our reputation, performance and availability of capital.

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

Because of the uncertain nature of litigation and insurance coverage decisions, we cannot predict the outcome of these matters. These matters could have a material adverse effect on our reputation, business, results of operations and financial condition. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, results of operations and financial condition. Although we are unable to precisely estimate the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties, including the inherent uncertainties of the estimation process, the uncertainties involved in litigation and other factors. As further described in Part I, Item 3, Legal Proceedings of this Annual Report, on October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. In the year ended August 31, 2025, we reported $362.3 million of litigation expense in the consolidated statement of earnings, which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest for the period. In the year ended August 31, 2026, we reported $15.4 million of litigation expense in the consolidated statement of earnings, which amount primarily represents the Company's estimate of post-judgment interest on the PSG judgment for the period. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with this litigation would have a significant impact on our liquidity and financial condition.

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

The global economy has been negatively impacted by geopolitical conflicts, such as the continuing military conflict between Russia and Ukraine, Israel and Hamas, and the conflict in Iran. Such conflicts have led and may continue to lead to market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. While such recent geopolitical conflicts have not had a direct material adverse impact on our business, financial condition or results of operations, we have seen increases in fuel costs, energy costs in Europe have increased, and the broader geopolitical environment may result in demand variability and cost inflation. We will continue to monitor such situations and develop contingency plans as necessary to address any disruptions to our business operations. To the extent geopolitical conflicts continue to adversely affect the global economy as discussed above, they may also heighten many of the other risks described in this "Risk Factors" section, such as those relating to data security, supply chain, volatility in prices of scrap, energy and other inputs and market conditions, any of which could negatively affect our business, results of operations or financial condition.

The failure to successfully execute our transformation initiatives may adversely affect our future results of operations and financial condition.

Our transformation initiatives aim to improve long-term profitability, lower our costs, enhance margins and drive operational efficiency. In 2024, we launched our company-wide Transform, Advance, and Grow ("TAG") operational and commercial excellence program. The TAG initiatives may involve significant changes to organizational structures, technology platforms, operational processes and commercial strategies. Such efforts have required, and may continue to require, substantial changes for our employees. The success of these initiatives depends on, among other things:

•effective execution and change management across multiple simultaneous initiatives;
•the availability of sufficient capital and management resources to execute transformation initiatives while simultaneously pursuing other strategic priorities;
•the ability to retain key personnel with expertise critical to implementing these initiatives;
•the pace and extent of adoption by our employees, which may be slower or more limited than expected;
•unanticipated operational complexities, technological limitations or implementation challenges; and
•changes in macroeconomic conditions, the competitive landscape, or customer behavior that could diminish the effectiveness of specific initiatives or erode previously realized benefits.

We may be unable to achieve the expected operational efficiencies and cost savings from our transformation initiatives within the anticipated timeframe, or at all. As a result, the related cost savings and reductions to our permanent cost structure may differ from our projections. If we are unable to successfully implement these initiatives, we may fail to achieve our margin improvement targets and projected cost savings. In addition, the volume, pace or variety of organizational changes undertaken in connection with these initiatives may contribute to change fatigue among our employees, which could result in reduced engagement, lower productivity, increased voluntary turnover or diminished adoption of new processes and tools. If change fatigue is not effectively managed, the anticipated benefits of our transformation efforts may not be fully realized.

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

The indentures governing our 4.125% Senior Notes due 2030, our 3.875% Senior Notes due 2031, our 4.375% Senior Notes due 2032, our 5.750% Senior Notes due 2033 and our 6.000% Senior Notes due 2035 contain restrictions on our ability to create liens, sell assets, enter into sale and leaseback transactions and consummate transactions causing a change of control such as a merger or consolidation. In addition to these restrictions, our Credit Agreement, as defined in Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report, contains covenants that restrict our ability to, among other things, enter into transactions with affiliates and guarantee the debt of some of our subsidiaries. Our Credit Agreement also requires that we meet certain financial tests and maintain certain financial ratios, including maximum debt to capitalization and interest coverage ratios. The loan agreements related to the Series 2022 Bonds and Series 2025 Bonds, as defined in Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report, also restrict our ability to, among other things, enter into certain sale and leaseback transactions, incur certain liens and take actions that could adversely affect the tax-exempt status of such bonds.

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

The pursuit of acquisitions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth and profitability. Even if we are able to identify such candidates, we may not be able to acquire them on terms or financing satisfactory to us. We will incur expenses and dedicate attention and resources associated with the review of acquisition opportunities, whether or not we consummate such acquisitions. In addition, potential acquisition targets may operate in industries in which we do not currently operate. For example, during 2026, we completed the Foley Acquisition and the CP&P Acquisition, which resulted in the creation of our precast platform. The Foley Acquisition and the CP&P Acquisition or any future acquisition in a new industry could result in unforeseen operating challenges and difficulties, and subject us to unfamiliar legal requirements.

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

We have a significant amount of property, plant and equipment, finite-lived intangible assets and right-of-use ("ROU") assets that may be subject to impairment testing. Long-lived assets are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the net carrying value of the asset or group of assets exceeds our estimate of future undiscounted cash flows of the operations related to the asset, the excess of the net carrying value over estimated fair value is charged to impairment loss in the consolidated statements of earnings. The primary factors that affect estimates of future cash flows for these long-lived asset groups are (i) management's raw material and selling price outlook; (ii) market demand; (iii) working capital changes; (iv) capital expenditures; and (v) selling, general and administrative ("SG&A") expenses. There can be no assurance that continued market conditions, demand for our products, facility utilization levels or other factors will not result in future impairment charges.

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

The industrial activities conducted at our facilities present significant risk of serious injury or death to our employees, customers or other visitors to our operations. Notwithstanding our safety precautions, programs and policies, including our material compliance with federal, state and local employee health and safety regulations, we may be unable to avoid material liabilities for injuries or deaths. We maintain workers' compensation insurance to address the risk of incurring material liabilities for injuries or deaths, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on the terms acceptable to us, or at all, which could result in material liabilities to us for any injuries or deaths.

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

We have significant recycling and fabrication facilities and a mini mill in Poland as well as Tensar facilities in China and the U.K. Our Europe Steel Group segment, which comprises the majority of our international operations, generated approximately 11% of 2026 consolidated net sales. Our stability, growth and profitability are subject to a number of risks inherent in doing business internationally in addition to the currency exchange risk and operating risks discussed above, including:

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

The stock markets in general have experienced substantial price and trading fluctuations, which have resulted in volatility in the market prices of securities that often are unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our common stock. Price volatility over a given period may also cause the average price at which we repurchase our own common stock to exceed the stock's price at a given point in time. In addition, significant changes in the trading price of our common stock and our ability to access capital on terms favorable to us could impact our ability to repurchase shares of our common stock. The timing and amount of any repurchases will be determined by the Company's management based on its evaluation of market conditions, capital allocation alternatives and other factors beyond our control. Our share repurchase program may be modified, suspended, extended or terminated by the Company at any time and without notice. See Note 14, Capital Stock, in Part II, Item 8 of this Annual Report for additional information on our share repurchase program.

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

Excess capacity and over-production by foreign producers in the steel industry as well as the startup of new steelmaking capacity in the U.S., could result in lower domestic steel prices, which would adversely affect our sales, margins, profitability, cash flows and liquidity.

Global steelmaking capacity exceeds demand for steel products in many regions around the world. Rather than reducing employment by rationalizing capacity with consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) have traditionally exported steel at prices significantly below their home market prices, which prices may not reflect their costs of production or capital. For example, steel production in China, the world's largest producer and consumer of steel, has continued to exceed Chinese demand. This excess capacity in China has resulted in a further increase in imports of artificially low-priced steel and steel products to the U.S. and world steel markets. A continuation of this trend, or a significant decrease in China's rate of economic expansion could result in increasing steel imports from China. Countries such as Algeria, Bulgaria, Egypt and Vietnam have also increased their steel exports, particularly of rebar, to the U.S. Excessive imports of steel into the U.S. have exerted, and may continue to exert, downward pressure on U.S. steel prices, which negatively affects our ability to increase our sales, margins and profitability.

The excess capacity may create downward pressure on our steel prices and lead to reduced sales volumes as imports absorb market share that would otherwise be filled by domestic supply, all of which would adversely affect our sales, margins and profitability and could subject us to possible renegotiation of contracts or increases in bad debt. Further, excess capacity has also led to greater protectionism, as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries.

We believe the downward pressure on, and periodically depressed levels of, U.S. steel prices in some recent years have been caused, at least in part, by imports of steel involving dumping and subsidy abuses by foreign steel producers. While some tariffs and quotas are periodically put into effect for certain steel products imported from a number of countries, including tariffs recently imposed by the current U.S. presidential administration, there is no assurance that tariffs and quotas will always be levied, even if otherwise justified, and even when imposed, many of these are short-lived and may be modified, reduced, eliminated, challenged in court or become ineffective.

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

Tariffs or trade restrictions that may be implemented by the U.S., or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating the Company’s business, reduced demand and changes in purchasing behaviors for the Company’s customers, limits on trade with the U.S. or other potentially adverse economic outcomes. Additionally, the Company’s international sales also may be impacted by the tariffs and other restrictions on trade between the U.S. and other countries. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods and services have not yet had a significant impact on the Company’s business or results of operations, the Company cannot predict further developments, and such existing or future tariffs could have a material adverse effect on results of the Company’s operations, financial position and cash flows.

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

Changes to National Ambient Air Quality Standards ("NAAQS") or other requirements on our air emissions could make it more difficult to obtain new permits or to modify existing permits and could require changes to our operations or emissions control equipment. Such difficulties and changes could result in operational delays and capital and ongoing compliance expenditures. These regulations can also increase our costs of energy, primarily electricity, which we use extensively in the steelmaking process. Moreover, in July 2021, the EPA issued a public statement regarding CAA violations at metal recycling facilities that operate auto and scrap metal shredders, noting that noncompliant shredders can have an impact on overburdened communities, and in August 2023, the EPA released federal enforcement priorities, which affirmed the EPA’s continued focus on reducing air toxins. The EPA uses alerts such as this to signal its intention to focus enforcement activity on a particular industry sector. In March 2025, the EPA issued a memorandum providing guidance on implementing the enforcement priorities consistent with President Trump’s Executive Orders, including those revoking Executive Orders from previous administrations regarding environmental justice and new Executive Orders relating to energy development. In its memorandum, the EPA clarified that it would no longer focus exclusively on communities identified as being already highly burdened with pollution impacts but rather will focus on areas experiencing the most significant pollution from hazardous air pollutants.

Recent government regulations have focused on per- and polyfluoroalkyl substances (“PFAS”), which could create uncertainty and increase compliance costs in various sectors of our business. In 2024, the EPA proposed a new 2026 Multi-Sector General Permit for Industrial Stormwater Discharges. The proposed version includes PFAS testing requirements for various industrial sectors. The EPA has also established limits for certain PFAS under the Safe Drinking Water Act. Further, the EPA recently designated two PFAS, perfluorooctanoic acid and perfluorooctanesulfonic acid, as hazardous substances under CERCLA. As regulations regarding PFAS continue to evolve, we cannot predict the cost to comply with such regulations.

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

Energy used by our steelmaking operations is a significant input and the largest contributor to our GHG emissions, and there is growing belief that consumption of energy derived from fossil fuels is a major contributor to climate change. The U.S. government and various governmental agencies have proposed or adopted regulatory changes in response to the potential impact of climate change, including legislation regarding carbon emission pricing, GHG emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including the introduction of carbon emissions trading mechanisms. Therefore, any such regulation regarding climate change and GHG emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations and limitations imposed on our operations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, as a result of these regulatory initiatives, we may see an increase in costs relating to our assets that emit significant amounts of GHGs. Following the change in U.S. presidential administrations in January 2025, there have been significant changes with respect to federal environmental policy, especially with respect to energy production. On January 27, 2026, the U.S. withdrew from the Paris Agreement regarding climate change. Additionally, the Trump administration has announced several initiatives to scale back GHG regulation. Furthermore, in February 2026, the EPA repealed the Endangerment Finding under the CAA, which was the finding prerequisite to developing motor vehicle emission standards. The regulation of GHGs with respect to vehicle emission standards eventually triggered additional GHGs emission regulation for stationary sources under the CAA. Although at the U.S. federal level, various proposals are pending to reduce regulation of GHGs, many state and local governments may continue to adopt and enforce GHG regulations.

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

We are subject to governmental, regulatory and compliance risks that expose us to potential litigation and disputes regarding violations, which could adversely affect our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

CMC has established a comprehensive cybersecurity risk management program to identify, assess and manage material risks from cybersecurity threats to our computer systems, outsourced services, communications systems, industrial processing equipment, hardware and software, and to safeguard our data and our customers’ data. Our risk management program includes a documented cybersecurity incident response plan and a data breach response plan (the "response plans") that outline how to respond to and contain incidents and data breaches. Additionally, we maintain a cybersecurity incident disclosure and evaluation plan (the "disclosure plan") which is used to assess the impact of a cybersecurity incident and promptly issue required SEC disclosures if needed. The response plans and disclosure plan are adapted based on the type of incident or data breach and are tested at least once per year. We use the National Institute of Standards and Technology Cyber Security Framework to guide our risk management program and engage third parties to regularly review our response plans.

CMC recognizes the critical importance of a well-developed cybersecurity risk management program and has designed ongoing cybersecurity management protocols that are embedded in our global business processes and activities. These protocols include, but are not limited to, penetration testing, vulnerability scanning, attack simulations and appropriate internal controls, along with independent third-party audits and health-checks conducted to evaluate compliance with security standards and best operational practices. The protocols are designed by our Chief Information Security Officer ("CISO") and implemented by an experienced cross-functional team comprising information security and various technology groups, and supported by legal, supply chain and human resources teams. We engage expert consultants and third-party service providers to review our cybersecurity controls and readiness, alert us to potential improvements and provide incremental industry knowledge and expertise. Additionally, employees are required to complete cybersecurity training at the start of their employment and annually thereafter, and are regularly exposed to phishing awareness campaigns that simulate real-world threats.

Our cybersecurity risk management program also addresses cybersecurity risks associated with our use of third-party service providers and vendors. We proactively manage these risks by reviewing current and prospective third-party service providers’ compliance with established, relevant privacy and data security standards. We also require our Information Technology vendors to complete security questionnaires, and we conduct audits and vulnerability scans of those vendors and their systems. Depending on the nature of the services provided and the sensitivity of the relevant data involved, our service provider and vendor management processes may involve different levels of assessment and impose additional obligations related to cybersecurity on the service provider or vendor.

While previous cybersecurity incidents and threats have not materially adversely affected our business strategy, results of operations or financial condition to date, any actual or perceived breach of our security could damage our reputation or subject us to third-party lawsuits, regulatory investigations and fines or other actions or liabilities, any of which could materially adversely affect our business strategy, results of operations or financial condition. See Item 1A, Risk Factors, "Information technology interruptions and breaches in data security could adversely impact our business, results of operations and financial condition" for more information.

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

ITEM 2. PROPERTIES

The following table describes our principal properties as of August 31, 2026. These properties are either owned by us and not subject to any significant encumbrances or are leased by us. Refer to Part I, Item 1, Business, included in this Annual Report for a discussion of the nature of our operations.

Segment and Operation	Location	Site Acreage Owned	Site Acreage Leased	Approximate Building Square Footage	Capacity (Millions of Tons)(10)
North America Steel Group
Recycling facilities	(1)	753	88	1,650,000	5.5
Steel mills					6.2
Mini mill	Birmingham, Alabama	71	1	580,000
Mini mill	Cayce, South Carolina	142	—	760,000
Mini mill	Jacksonville, Florida	619	—	460,000
Mini mill	Knoxville, Tennessee	76	—	460,000
Mini mill	Sayreville, New Jersey	116	—	380,000
Mini mill	Seguin, Texas	661	—	870,000
Micro mill	Berkeley County, West Virginia	208	—	390,000
Micro mill	Durant, Oklahoma	402	4	290,000
Two micro mills	Mesa, Arizona	273	—	820,000
Rerolling mill	Magnolia, Arkansas	123	—	280,000
Fabrication facilities	(2)	747	40	2,830,000	2.1
Post-tension cable facilities	(3)	1	8	140,000

Construction Solutions Group
CMC Anchoring Systems facilities	(4)	—	17	110,000
CMC Impact Metals facilities	(5)	112	—	300,000
CMC Construction Services facilities	(6)	35	51	450,000
Tensar facilities	(7)	34	14	640,000
Precast platform	(8)	506	555	2,540,000
CMC Bridge Systems	Lawrenceville, Georgia	1	—	30,000

Europe Steel Group
Recycling facilities	12 locations in Poland(9)	82	9	170,000	0.7
Steel mini mill	Zawiercie, Poland	530	—	3,450,000	1.7
Fabrication facilities	Four locations in Poland(9)	24	—	260,000	0.5
__________________________________
(1) Consists of 41 scrap metal recycling facilities, with 14 locations in Texas, seven locations in South Carolina, four locations in each of Florida and Tennessee, two locations in each of Alabama, Georgia, Missouri and North Carolina and one location in each of California, Kansas, Louisiana and Oklahoma. The recycling facilities associated with the North America Steel Group segment are not individually material.
(2) Consists of 52 fabrication facilities, with 10 locations in Texas, five locations in Florida, three locations in each of California and Illinois, two locations in each of Arizona, Colorado, Georgia, Hawaii, Missouri, Nevada, New Jersey, North Carolina, Oklahoma, South Carolina, Tennessee, Utah and Virginia, and one location in each of Alabama, Kentucky, Louisiana, New Mexico, and Ohio. The fabrication facilities associated with the North America Steel Group segment are not individually material.
(3) Consists of four post-tension cable facilities, with one location in each of California, Georgia, Illinois and Florida. The post-tension cable facilities are not individually material.
(4) Consists of three CMC Anchoring Systems facilities, with one location in each of North Carolina, Texas and Utah. The CMC Anchoring Systems facilities are not individually material.
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
(8) Consists of 35 Precast facilities, with six locations in each of North Carolina and Virginia, four locations in each of Georgia and Tennessee, three locations in each of Alabama and Florida, two locations in South Carolina and one location in each of Arizona, California, Colorado, Louisiana, Maryland, Pennsylvania and West Virginia.
(9) The recycling facilities and fabrication facilities associated with the Europe Steel Group segment are not individually material.
(10) Refer to Part 1, Item 1, Business, of this Annual Report for information about the calculation of capacity for our steel mills.

The extent to which we utilize our capacity varies by property and is highly dependent on the specific product mix manufactured. Our product mix is determined in response to market conditions, including pricing and demand. We believe our properties are appropriately utilized and suitable for current and foreseeable operations and are capable of increased production.

In addition to the leased facilities described above, we lease a 105,916 square foot office space for our corporate headquarters in Irving, Texas. Most of our leases expire on various dates over the next ten years, with the exception of the leased facilities in our Europe Steel Group segment, which have longer lease terms. Several of our leases include renewal options, and while we have exercised renewal options in certain cases in the past, the decision to renew is made based on business needs and market conditions at the time of expiration. We estimate our minimum annual rental obligation for our real estate operating leases in effect at August 31, 2026, to be paid during 2027, to be approximately $18 million.

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

Legal Proceedings

On October 30, 2020, plaintiff PSG filed a suit in the Northern District Court alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of our equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. On September 29, 2025, the Northern District Court denied this post-trial motion, upholding the jury’s verdict. We are confident we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned, including by filing an appeal with the U.S. Court of Appeals for the Ninth Circuit within the statutory period. In the meantime, as a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the consolidated financial statements. In the year ended August 31, 2025, we reported $362.3 million of litigation expense in the consolidated statement of earnings, which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest for the period. In the year ended August 31, 2026, we reported $15.4 million of litigation expense in the consolidated statement of earnings, which amount primarily represents the Company's estimate of post-judgment interest on the PSG judgment for the period. These amounts were classified as current liabilities in the consolidated balance sheets as of August 31, 2026 because the timing of the potential payment is uncertain. All other legal expenses for the year ended August 31, 2026 and August 31, 2025 are reported within SG&A expenses. If the verdict and judgment are overturned through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. Our litigation defense costs are expensed as incurred. Although we are vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with this litigation could have a significant impact on our liquidity and financial condition.

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

We are the subject of civil actions regarding compliance with environmental law, or have received notices from the EPA or state agencies with similar responsibility, that we and numerous other parties are considered a PRP and may be obligated under CERCLA, or similar state statutes, to pay for the cost of remedial investigation, feasibility studies, natural resource damages and ultimately remediation to correct alleged releases of hazardous substances at ten locations. The actions and notices refer to the following locations, none of which involve real estate we ever owned or upon which we ever conducted operations: the Sapp Battery site in Cottondale, Florida, the Interstate Lead Company site in Leeds, Alabama, the Peak Oil site in Tampa, Florida, the R&H Oil site in San Antonio, Texas, the SoGreen/Parramore site in Tifton, Georgia, the Jensen Drive site in Houston, Texas, the Chemetco site in Hartford, Illinois, the Ward Transformer site in Raleigh, North Carolina, the Bailey Metal Processors, Inc. site in Brady, Texas and the Poly-Cycle Industries, Inc. site in Tecula, Texas. We may contest our designation as a PRP with regard to certain sites, while at other sites we are participating with other named PRPs in agreements or negotiations that have resulted or that we expect will result in agreements to remediate the sites. During 2010, we acquired a 70% interest in the real property at Jensen Drive as part of the remediation of that site. We have periodically received information requests from government environmental agencies with regard to other sites that are apparently under consideration for designation as listed sites under CERCLA or similar state statutes. Often, we do not receive any further communication with regard to these sites, and as of the date of this Annual Report, we do not know if any of these inquiries will ultimately result in a demand for payment from us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, STOCKHOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange under the symbol CMC. The number of stockholders of record of CMC common stock as of October 9, 2026 was 1,720. In March 2026, our Board authorized a $0.02 increase to the quarterly cash dividend, raising it to $0.20 per share of CMC common stock. This increased dividend was paid during the third and fourth quarters of 2026. By comparison, a quarterly cash dividend of $0.18 per share of CMC common stock was paid throughout the year ended August 31, 2025 and during the first and second quarters of 2026.

On October 13, 2026, the Board declared CMC's 248th consecutive quarterly cash dividend. The dividend was declared at $0.20 per share of CMC common stock, payable on November 11, 2026 to stockholders of record as of the close of business on October 28, 2026. While the Board currently intends to continue regular quarterly cash dividends, future determinations will depend on our profitability, financial condition, contractual and legal restrictions and other factors the Board deems relevant. Based on its evaluation, the Board may decide not to declare a dividend or to declare dividends at lower rates than currently anticipated.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
The following table provides information about purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as amended, made by the Company during the quarter ended August 31, 2026.

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs as of the End of Period
June 1, 2026 - June 30, 2026	84,814	$74.29	84,814	$122,551,849
July 1, 2026 - July 31, 2026	101,110	65.29	101,110	115,950,862
August 1, 2026 - August 31, 2026	197,409	69.92	197,409	702,148,008
	383,333		383,333
__________________________________
(1) On October 13, 2021, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase up to $350.0 million of the Company's outstanding common stock. On January 10, 2024, the Company announced that the Board authorized a $500.0 million increase to the existing share repurchase program. On August 5, 2026, the Company announced that the Board authorized an additional $600.0 million increase to the existing share repurchase program. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. See Note 14, Capital Stock, in Part II, Item 8 of this Annual Report for additional information on the share repurchase program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report. Our discussion and analysis of fiscal year 2026 compared to fiscal year 2025 is included herein. Our discussion and analysis of fiscal year 2025 compared to fiscal year 2024 can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended August 31, 2025, which was filed with the SEC on October 16, 2025.

OVERVIEW

CMC is a Fortune 500 company headquartered in Irving, Texas, and a leading provider of early-stage construction solutions that support the foundational phases of modern infrastructure and building projects. Founded in 1915, CMC has grown from a single-site recycling operation to one of the largest U.S. manufacturers of steel reinforcing bar ("rebar"), a leading producer of subgrade soil stabilization and foundation enhancement solutions and a major supplier of concrete pipe and precast products.

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

Adjusted EBITDA is used by management to compare and evaluate the period-over-period underlying business operational performance of our reportable segments. Adjusted EBITDA is equal to earnings before interest expense, income taxes, depreciation and amortization expense, impairment expense and unrealized gains and losses on undesignated commodity hedges.

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

BUSINESS CONDITIONS AND DEVELOPMENTS

Foley Acquisition

On December 15, 2025, we completed the acquisition of all of the issued and outstanding equity securities of the holding companies that owned Foley Products Company, LLC ("Foley" and such transaction, the “Foley Acquisition”), one of the largest regional suppliers of precast concrete solutions in the U.S. and a leader within the Southeastern U.S. Operating results for Foley are included within the Construction Solutions Group segment. The Foley Acquisition aligns with our strategy to pursue inorganic growth by adding scale, margin strength and regional leadership to our precast platform.

CP&P Acquisition

On December 1, 2025, we completed the acquisition of all of the issued and outstanding equity securities of Concrete Pipe & Precast, LLC ("CP&P" and such transaction, the “CP&P Acquisition”), a leading supplier of precast concrete solutions to the U.S. Mid-Atlantic and South Atlantic markets. Operating results for CP&P are included within the Construction Solutions Group segment. The CP&P Acquisition aligns with our strategy to pursue inorganic growth by expanding CMC’s portfolio of early-stage construction solutions through the addition of precast capabilities.

For more information on the Foley Acquisition and the CP&P Acquisition, refer to Note 2, Acquisitions, in Part II, Item 8 of this Annual Report.

Third Amendment to Credit Agreement

On December 17, 2025, we entered into the Third Amendment and Commitment Increase to the Sixth Amended and Restated Credit Agreement (the “Third Amendment”), which increased the borrowing capacity under the revolving credit facility from $600.0 million to $1.0 billion and extended the maturity date to December 17, 2030.

Senior Notes Activity

In November 2025, we issued $1.0 billion of 5.750% senior unsecured notes due November 2033 (the “2033 Notes”) and $1.0 billion of 6.000% senior unsecured notes due December 2035 (the “2035 Notes”). We make semiannual interest payments on the outstanding principal of the 2033 Notes on May 15 and November 15 of each year. We make semiannual interest payments on the outstanding principal of the 2035 Notes on June 15 and December 15 of each year. Net proceeds from the issuance of the 2033 Notes and the 2035 Notes were used to fund the Foley Acquisition and related fees and expenses, with any remaining proceeds available for general corporate purposes. Aggregate fees and issuance costs, including rating agency, legal and other fees, associated with the 2033 Notes and the 2035 Notes were $21.3 million for the year ended August 31, 2026.

Capital Expenditures

During the fourth quarter of 2026, our fourth micro mill, located in Berkeley County, West Virginia was placed into service. This facility is strategically located to serve the Northeast, Mid-Atlantic and Mid-Western U.S. markets and is supported by our existing network of downstream fabrication plants. This facility expands our production capacity for straight-length and spooled rebar and advances our commitment to sustainable steelmaking. We intend to begin ramping up production immediately and expect sales to begin in the first quarter of fiscal 2027.

In 2023, we entered into an agreement with the West Virginia Economic Development Authority (the "WVEDA") to permanently finance a portion of the costs to construct our fourth micro mill in Berkeley County, West Virginia. As of the date of this Annual Report, we have received $70.0 million in total government assistance from the WVEDA for meeting certain investment thresholds, with $15.0 million received in 2026, $50.0 million received in 2025 and $5.0 million received in 2023. These amounts were recognized in the North America Steel Group segment as a reduction to property, plant and equipment, net, in the consolidated balance sheets as of August 31, 2026. We expect our total investment in the micro mill to be between $550.0 million and $600.0 million, net of $75.0 million in total government assistance expected to be received from the WVEDA. Based on qualifying construction costs incurred during 2026, the Company generated an estimated gross federal tax credit of approximately $145.4 million under the Inflation Reduction Act. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report for more information.

Transform, Advance and Grow Initiative

In 2024, we launched our Transform, Advance and Grow ("TAG") operational and commercial excellence program as a cornerstone of our long-term strategic growth plan. Through a disciplined and structured approach, the TAG program is designed to deliver meaningful and sustained enhancements to our margins, cash flow generation and return on capital. The TAG program has already delivered significant results through ongoing initiatives focused on melt shop and rolling mill yield, scrap cost optimization, logistics optimization and reduced alloy consumption. In addition, the program has identified manufacturing efficiencies in certain production processes as well as ongoing SG&A savings.

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

Recent developments illustrate how these risks may materialize. Countries such as Algeria, Bulgaria, Egypt and Vietnam have also increased their steel exports, particularly of rebar, to the U.S. Further, excess capacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries. In response to these pressures, in June 2025, the Rebar Trade Action Coalition, which consists of several U.S. steel producers including CMC, filed petitions with the U.S. Department of Commerce (the “DOC”) and the U.S. International Trade Commission (“ITC”) alleging that exporters of steel concrete reinforcing bar from Algeria, Bulgaria, Egypt and Vietnam are dumping material into the U.S. market at prices below fair value, and that producers of rebar in Algeria, Egypt and Vietnam are benefitting from countervailable government subsidies. The petitions seek the imposition of significant antidumping and countervailing duties on rebar imports from these countries. In March 2026, the DOC issued final affirmative determinations with respect to Algeria, concluding that Algerian rebar had been dumped at a margin of 127.32% and had benefitted from countervailable subsidies at a rate of 72.94%. In April 2026, the ITC made a final affirmative determination of material injury with respect to dumped imports of rebar from Algeria, clearing the way for the DOC to issue an antidumping duty order on rebar from Algeria. In July 2026, the DOC issued its final determinations in the antidumping investigations of Bulgaria, with a dumping rate of 53.27%, Egypt, with rates of dumping ranging from 34.20% to 52.73%, and Vietnam, with rates of dumping ranging from 128.53% to 136.57%. In the countervailing duty investigations of Egypt and Vietnam, final countervailable subsidy rates of 23.27% and 6.80%, respectively, were announced. These duties will remain in place for five years and are in addition to any Section 232 tariffs that may be applied. In September 2026, the ITC made final affirmative determinations that the U.S. rebar industry is materially injured by reason of dumped imports of rebar from Bulgaria, Egypt and Vietnam and subsidized imports of rebar from Egypt and Vietnam. Additionally, in September 2026, the DOC issued antidumping duty orders on rebar from Bulgaria, Egypt and Vietnam, with final weighted-average dumping margins at the rates set forth above for Bulgaria, Egypt and Vietnam, and countervailing duty orders on rebar from Egypt and Vietnam, with final countervailable subsidy rates as set forth above.

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

We have not yet experienced any material, direct impacts from the conflict in Iran. However, we have seen increases in fuel costs, energy costs in Europe have increased, and the broader geopolitical environment may result in demand variability and cost inflation. The Company continues to evaluate potential impacts, which will depend on the duration and severity of the conflict.

Income Taxes Update

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law, introducing significant amendments to U.S. tax legislation with varying effective dates. Key provisions that impact CMC include the expansion of bonus depreciation, accelerated expensing of research and development costs and revisions to international tax regimes. CMC has incorporated these amendments into its fiscal 2026 tax provision, as applicable.

On January 10, 2025, the Internal Revenue Service awarded CMC with a Qualifying Advanced Energy Project Credit (as defined in Internal Revenue Code Section 48C) based on qualifying expenditures related to the construction of the West Virginia micro mill. We have reflected the estimated benefit beginning in the 2026 financial statements, with expected recognition continuing in 2027. The credit will begin to be claimed on the Company's 2026 income tax return and is expected to be utilized over multiple years.

See Part I, Item 1A, Risk Factors, in this Annual Report for further discussion related to the above business conditions and developments.

RESULTS OF OPERATIONS SUMMARY

	Year Ended August 31,
(in thousands, except per share data)	2026	2025
Net sales	$9,393,904	$7,798,480
Net earnings	655,849	84,662
Diluted earnings per share	5.86	0.74

Net sales during 2026 increased $1.6 billion, or 20%, compared to 2025. The newly acquired precast platform contributed $511.1 million of net sales to external customers during the year that were not part of the prior year results. See discussions below, labeled North America Steel Group, Construction Solutions Group and Europe Steel Group within the Segment Operating Data section, for further information on our net sales results.

During 2026, we reported net earnings of $655.8 million, an increase of $571.2 million, or 675%, compared to 2025. The year-over-year increase in net earnings was due, in part, to a litigation-related expense of approximately $274 million, net of tax, associated with a contingent litigation-related loss recognized in 2025. In addition, net earnings increased year-over-year due to expansion in steel products metal margins within our North America Steel Group segment and the inclusion of the precast platform in current year results. These effects were partially offset by a decrease in the aggregate amount of payments from government assistance programs in Europe as well as increases in SG&A expenses and interest expense.

Selling, General and Administrative Expenses

SG&A expenses increased $181.7 million, or 26%, in 2026 compared to 2025. The year-over-year increase was primarily driven by employee-related costs, which increased by $105.2 million compared to the corresponding period as a result of increased headcount from the acquired precast platform, as well as higher variable incentive compensation costs. Further, transaction expenses of $37.5 million related to the acquired precast platform were incurred during the year, with no such material expenses in the corresponding period. Depreciation and amortization increased by $14.4 million during 2026, primarily as a result of the addition of new intangible assets from the acquired precast platform. Information technology costs increased $11.4 million during 2026, compared to the corresponding period, as a result of a planned upgrade to our enterprise resource planning system as well as an ongoing project to optimize our customer relationship management platform. The remaining change was attributable to multiple factors, none of which were material.

Interest Expense

Interest expense increased $97.8 million in 2026 compared to 2025, due to the issuance of the 2033 Notes and the 2035 Notes in conjunction with the Foley Acquisition as discussed in Note 8, Credit Arrangements.

Litigation Expense

Litigation expense related to the PSG litigation decreased by $346.9 million in 2026 as the initial judgment was recorded in 2025. Litigation-related expense of $15.4 million was recorded during 2026 and primarily reflects interest accrued on the judgment amount. For more information about the contingent litigation-related loss, see Note 16, Commitments and Contingencies, in Part II, Item 8 of this Annual Report.

Income Taxes

Our effective income tax rate for 2026 was 7.8% compared to 21.3% for 2025. The year-over-year decrease was primarily due to the recognition of a federal investment tax credit related to the construction of the West Virginia micro mill, which was placed in service during 2026. See Note 11, Income Tax, in Part II, Item 8 of this Annual Report for further discussion of our effective tax rate.

SEGMENT OPERATING DATA

All amounts are computed and presented in a manner that is consistent with how we internally disaggregate financial information for the purpose of making operating decisions. See Note 18, Segment Information, in Part II, Item 8 of this Annual Report for further information on how we evaluate financial performance of our segments. The operational data by product category presented in the North America Steel Group and Europe Steel Group tables below is calculated using average values for each period presented.

North America Steel Group

	Year Ended August 31,
(in thousands, except per ton amounts)	2026	2025
Net sales to external customers	$6,998,164	$6,083,849
Adjusted EBITDA	1,134,540	742,485

External tons shipped
Raw materials	1,684	1,410
Rebar	2,014	2,130
Merchant bar and other	1,065	992
Steel products	3,079	3,122
Downstream products	1,466	1,375

Average selling price per ton
Raw materials	$935	$876
Steel products	981	842
Downstream products	1,258	1,226

Cost of ferrous scrap utilized per ton	$354	$333
Steel products metal margin per ton	627	509

Net sales to external customers in our North America Steel Group segment increased $914.3 million, or 15%, in 2026 compared to 2025. The increase in net sales to external customers was primarily due to an increase in the average selling price per ton for steel products and raw materials of 17% and 7%, respectively, year-over-year, as well as higher shipment volumes for raw materials and downstream products, which increased by 19% and 7%, respectively, due to strong demand across core end markets.

Adjusted EBITDA increased $392.1 million, or 53%, in 2026 compared to 2025. The increase was primarily due to expansion in steel products metal margin per ton, which increased 23% as the increase in steel products average selling price outpaced the increase in the cost of ferrous scrap utilized per ton. This margin expansion was coupled with increased shipment volumes for raw materials and downstream products as mentioned above, while steel products shipments remained relatively flat.

Construction Solutions Group

	Year Ended August 31,
(in thousands)	2026	2025
Net sales to external customers	$1,338,651	$747,486
Adjusted EBITDA	292,137	137,721

Net sales to external customers in our Construction Solutions Group segment increased $591.2 million, or 79%, in 2026 compared to 2025. The increase was primarily driven by $511.1 million of net sales to external customers from the acquired precast platform that was not part of the corresponding period results. In addition, net sales to external customers from our

Tensar division and CMC Construction Services' operations increased $45.4 million and $35.0 million, respectively, compared to the corresponding period, due to higher demand.

Adjusted EBITDA increased $154.4 million, or 112%, in 2026 compared to 2025. The year-over-year increase in adjusted EBITDA was primarily driven by the inclusion of the acquired precast platform which contributed $143.5 million in 2026, compared to the corresponding period. In addition, adjusted EBITDA within our Tensar division increased by $27.5 million compared to the corresponding period, due to higher demand as mentioned above as well as increased sales of higher margin products. Offsetting these increases was a decrease of $14.7 million in adjusted EBITDA from the Performance Reinforcing Steel division, compared to the prior year. This decrease was a result of an unplanned outage that impacted production specific to the Galvabar offering as well as softer commercial demand in the first half of the fiscal year.

Europe Steel Group

	Year Ended August 31,
(in thousands, except per ton amounts)	2026	2025
Net sales to external customers	$1,020,121	$918,320
Adjusted EBITDA	59,752	69,282

External tons shipped
Rebar	430	412
Merchant bar and other	994	944
Steel products	1,424	1,356

Average selling price per ton
Steel products	$684	$647

Cost of ferrous scrap utilized per ton	$359	$357
Steel products metal margin per ton	325	290

Net sales to external customers in our Europe Steel Group segment increased $101.8 million, or 11%, in 2026 compared to 2025. Net sales to external customers increased in part due to a 6% increase in the steel products average selling price per ton, which was amplified by a 5% increase in tons shipped, compared to the prior year. The increase in tons shipped was primarily due to the effects of the EU Carbon Border Adjustment Mechanism ("CBAM"), which took effect at the start of the 2026 calendar year and has improved market conditions for domestic producers. On average, the U.S. dollar weakened against the Polish zloty in 2026 compared to 2025, resulting in a foreign currency translation benefit of approximately $50 million on net sales to external customers.

Adjusted EBITDA decreased $9.5 million, or 14%, in 2026 compared to 2025. Adjusted EBITDA was impacted by a decrease in the timing of payments from government assistance programs established to offset the indirect costs of rising carbon emissions rights included in energy costs in Poland. The government assistance recognized under these programs during 2026 was $36.0 million, compared to $78.7 million in 2025. This impact was partially offset by a 12% increase in steel products metal margin during 2026, as a result of strengthening market conditions due to CBAM. The effect of foreign currency translation on adjusted EBITDA was immaterial in 2026.

Corporate and Other

	Year Ended August 31,
(in thousands)	2026	2025
Adjusted EBITDA loss	$(228,268)	$(508,765)

Corporate and Other adjusted EBITDA loss decreased by $280.5 million in 2026 compared to 2025 primarily due to a $362.3 million contingent litigation-related loss recorded in connection with the PSG litigation in 2025. The current year amount of litigation-related loss of $15.4 million primarily relates to post-judgment accrued interest. The adjusted EBITDA loss includes the recognition of $37.5 million of acquisition and integration related costs related to the Foley Acquisition and the CP&P Acquisition during 2026, with no material expense in the prior year. Further, variable incentive compensation costs increased by $27.2 million during 2026, compared to the corresponding period. Costs related to information technology increased by $10.7 million in 2026, compared to the corresponding period, as a result of a planned upgrade to our enterprise resource planning system. For more information about the contingent litigation-related loss, see Note 16, Commitments and Contingencies, in Part II, Item 8 of this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our cash flows from operating activities are our principal sources of liquidity and result primarily from sales of products offered by the vertically integrated operations in our North America Steel Group and the Europe Steel Group segments, and products and solutions offered by our Construction Solutions Group segment and related materials and services, as described in Part I, Item 1, Business, of this Annual Report. Historically, our U.S. operations have generated the majority of our cash. At August 31, 2026, cash and cash equivalents of $30.9 million were held by our non-U.S. subsidiaries.

We have a diverse and generally stable customer base, and regularly maintain a substantial amount of accounts receivable. We actively monitor our accounts receivable and, based on market conditions and customers' financial condition, record allowances when we believe accounts are uncollectible. We use credit insurance internationally to mitigate the risk of customer insolvency. We estimate that the amount of credit-insured or financially assured receivables was approximately 13% of total receivables at August 31, 2026.

We use futures and forward contracts to mitigate the risks from fluctuations in commodity prices, foreign currency exchange rates, interest rates and natural gas, electricity and other energy prices. See Note 9, Derivatives, in Part II, Item 8 of this Annual Report for further information.

The table below reflects our sources, facilities and availability of liquidity at August 31, 2026. See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report for additional information.

(in thousands)	Total Facility	Availability
Cash and cash equivalents	$775,676	$775,676
Notes due from 2030 to 2035	2,900,000	(1)
Revolver(2)	1,000,000	999,017
Series 2022 Bonds, due 2047	145,060	—
Series 2025 Bonds, due 2032	150,000	—
Poland credit facilities	160,974	159,247
Poland accounts receivable facility	77,268	68,626
    __________________________________
(1) We believe we have access to additional financing and refinancing, if needed, although we can make no assurances as to the form or terms of such financing.
(2) In December 2025, we entered into the Third Amendment, increased the borrowing capacity under the revolving credit facility from $600.0 million to $1.0 billion.

We continually review our capital resources to determine whether we can meet our short and long-term goals. For at least the next twelve months, we anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to maintain operations, make necessary capital expenditures, pay for litigation-related expenses, pay dividends and opportunistically repurchase shares. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory or legal developments, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

We aim to execute a capital allocation strategy that prioritizes both value-accretive growth and competitive cash returns to stockholders. We estimate that our 2027 capital spending will be approximately $400 million, representing remaining expenditures associated with the completion and ramp-up of facilities located in Berkeley County, West Virginia, as well as other strategic and maintenance investments. We regularly assess our capital spending based on current and expected results and the amount is subject to change.

During 2026, 2025 and 2024, we repurchased $102.8 million, $198.8 million and $182.9 million, respectively, of shares of CMC common stock. In August 2026, our Board authorized an increase of $600.0 million to the existing share repurchase program. As of August 31, 2026, we had remaining authorization to repurchase $702.1 million of shares of CMC common stock under the share repurchase program. See Note 14, Capital Stock, in Part II, Item 8, of this Annual Report for more information on the share repurchase program.

In March 2026, our Board authorized a $0.02 increase to the quarterly cash dividend, raising it to $0.20 per share of CMC common stock. This increased dividend was paid during the third and fourth quarters of 2026. By comparison, a quarterly cash dividend of $0.18 per share of CMC common stock was paid throughout the year ended August 31, 2025 and during the first and second quarters of 2026. On October 13, 2026, our Board declared CMC's 248th quarterly cash dividend. The dividend was declared at $0.20 per share of CMC common stock, and is payable on November 11, 2026 to stockholders of record as of the close of business on October 28, 2026. During 2026, 2025 and 2024, we paid $84.2 million, $81.4 million and $78.9 million, respectively, of cash dividends to our stockholders.
Our credit arrangements require compliance with certain non-financial and financial covenants, including an interest coverage ratio and a debt to capitalization ratio. At August 31, 2026, we believe we were in compliance with all covenants contained in our credit arrangements.

As of August 31, 2026 and 2025, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

As described above under "Business Conditions and Developments," we completed the Foley Acquisition and the CP&P Acquisition in December 2025. The Foley Acquisition was funded through a portion of the net proceeds from the issuance of the $2.0 billion aggregate principal amount of the 2033 Notes and the 2035 Notes, and the CP&P Acquisition was funded with cash on hand.

As described in Note 16, Commitments and Contingencies, in Part II, Item 8 of this Annual Report, on November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the U.S. District Court for California (the "Northern District Court"), in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. We are confident that we conducted our business appropriately and intend to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with this litigation could have a significant impact on our liquidity.

Cash Flows

Changes in Operating Assets and Liabilities
During the year ended August 31, 2026, changes in operating assets and liabilities resulted in a $280.1 million decrease in cash from operating activities, compared to 2025. The year-over-year change included a $144.6 million increase in inventories, reflecting higher material costs, a $113.9 million year-over-year decrease in accounts receivable, primarily driven by increases in average selling prices for our products, as well as a $64.6 million increase in other assets and liabilities primarily due to new leases as described in Note 7, Leases, in Part II, Item 8 of this Annual Report, partially offset by a $186.3 million increase in accounts payable, mainly driven by higher purchase prices and volumes associated with inventory within North America Steel Group. All of these balances are impacted by the inclusion of the precast platform which was not in the corresponding period results. In addition, changes in operating assets and liabilities includes a $143.3 million year-over-year increase in income tax receivable due to the generation of a realizable tax credit under Section 48C of the Internal Revenue Code.

Acquisitions
As previously discussed, we purchased Foley and CP&P during the second quarter of 2026 and have recognized cash outflows, net of cash acquired, of $2.52 billion related to these transactions. See Note 2, Acquisitions, in Part II, Item 8 of this Annual Report, for more information.

Capital Investments
For the year ended August 31, 2026, capital expenditures increased $177.0 million year-over-year, primarily driven by the construction of our fourth micro mill. This was partially offset by $15.0 million in government assistance received in 2026, compared to $50.0 million received in 2025, pursuant to an agreement with the WVEDA. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report for more information about the government assistance received in connection with the construction of our micro mill in West Virginia.

2033 Notes and 2035 Notes
For the year ended August 31, 2026, we received proceeds of $2.0 billion, presented net of $15.0 million of related fees, for net proceeds of $1.985 billion from the issuance of the 2033 Notes and the 2035 Notes. Aggregate fees and issuance costs associated with the 2033 Notes and the 2035 Notes were approximately $21.3 million. See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report for more information regarding the 2033 Notes and the 2035 Notes.

Share Repurchases
For the year ended August 31, 2026 we repurchased $102.8 million of CMC common stock under our share repurchase program, a decrease of $96.0 million compared to 2025. See Note 14, Capital Stock, in Part II, Item 8 of this Annual Report, for more information on the share repurchase program.

Contractual Obligations and Commitments

Our material cash commitments from known contractual and other obligations primarily consist of obligations for long-term debt and related interest, leases for properties and equipment, remaining obligations related to the completion and ramp-up of our fourth micro mill, maintenance of existing assets and other purchase obligations as part of normal operations. See Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report for more information regarding scheduled maturities of our long-term debt. See Note 7, Leases, in Part II, Item 8 of this Annual Report for additional information on leases. Interest payable on our long-term debt was $167.7 million due in the twelve months following August 31, 2026 and $1.2 billion due thereafter.

As of August 31, 2026, our undiscounted purchase obligations were approximately $630 million due in the next twelve months and $320 million due thereafter under purchase orders and "take or pay" arrangements. These purchase obligations include all enforceable, legally binding agreements to purchase goods or services that specify all significant terms, regardless of the duration of the agreement, and exclude agreements with variable terms for which we are unable to estimate the minimum amounts. The "take or pay" arrangements are multi-year commitments with minimum annual purchase requirements and are entered into primarily for purchases of commodities used in operations such as electrodes and natural gas.

Of the purchase obligations due within the twelve months following August 31, 2026, approximately 26% were for consumable production inputs, such as alloys, 18% were for commodities, 12% were for capital expenditures in connection with normal business operations, and 11% were for the completion and ramp-up of our fourth micro mill. Of the purchase obligations due thereafter, 61% were for commodities and 24% were for investments in information technology. The remainder of the purchase obligations were for goods and services in the normal course of business.

We provide certain eligible employees benefits pursuant to our nonqualified BRP equal to amounts that would have been available under our tax qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), but for limitations of ERISA, tax laws and regulations. We did not include estimated payments related to the BRP in the above description of contractual obligations and commitments. Refer to Note 13, Employees' Retirement Plans, in Part II, Item 8 of this Annual Report for more information on the BRP.

Other Commercial Commitments

We maintain stand-by letters of credit to provide support for certain transactions that governmental agencies, our insurance providers and suppliers require. At August 31, 2026, we had committed $46.1 million under these arrangements, of which $1.0 million reduced availability under the Revolver (as defined in Note 8, Credit Arrangements, in Part II, Item 8 of this Annual Report).

CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We have in the past, and may in the future, incur settlements, fines, penalties or judgments in connection with some of these matters. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable, and we can reasonably estimate the amount of the loss. In the year ended August 31, 2025, the Company reported $362.3 million of litigation expense in the consolidated statement of earnings, which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest for the period. In the year ended August 31, 2026, the Company reported $15.4 million of litigation expense in the consolidated statement of earnings, which amount primarily represents the Company's estimate of post-judgment interest on the PSG judgment for the period. These amounts were classified as current liabilities in the consolidated balance sheets because the timing of the potential payment is uncertain. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at a particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur. See Note 16, Commitments and Contingencies, in Part II, Item 8 of this Annual Report for more information on pending litigation and other matters.

Environmental and Other Matters

The information set forth in Note 16, Commitments and Contingencies, in Part II, Item 8 of this Annual Report is hereby incorporated by reference.

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

We incurred environmental expenses of $62.9 million, $58.4 million and $54.9 million for 2026, 2025 and 2024, respectively. The expenses included the cost of disposal, environmental personnel at various divisions, permit and license fees, accruals and payments for studies, tests, assessments, remediation, consultant fees, baghouse dust removal and various other expenses. In addition, during 2026, we spent $1.9 million in capital expenditures related to costs directly associated with environmental compliance. Our accrued environmental liabilities were $3.7 million and $3.4 million as of August 31, 2026 and 2025, respectively, of which $2.2 million and $1.9 million were classified as other noncurrent liabilities within the consolidated balance sheets as of August 31, 2026 and 2025, respectively.

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

Superfund

Based on currently available information, which is in many cases preliminary and incomplete, we had immaterial amounts accrued as of both August 31, 2026 and 2025, in connection with CERCLA sites. We have accrued for these liabilities based upon our best estimates. The amounts paid and the expenses incurred on these sites for 2026, 2025 and 2024 were not material.

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

Income Taxes

We periodically assess the likelihood of realizing our deferred tax assets and maintain a valuation allowance to reduce certain deferred tax assets to amounts that we believe are more likely than not to be realized. We base our judgment of the recoverability of our deferred tax assets primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies and current and future ownership changes. At August 31, 2026 and 2025, we had valuation allowances of $251.6 million and $253.2 million, respectively, against our deferred tax assets. Of these amounts, $9.5 million and $12.1 million at August 31, 2026 and 2025, respectively, relate to net operating loss and credit carryforwards in certain state jurisdictions that are subject to estimation. The remaining valuation allowance primarily relates to net operating loss carryforwards in certain foreign jurisdictions, which the Company does not expect to realize.

Inventories

We state inventories at the lower of cost or net realizable value, which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adjustments to inventory may be due to changes in price levels, assumptions about market conditions, obsolescence, damage, physical deterioration and other causes. Any adjustments required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of goods sold within the consolidated statements of earnings. As of August 31, 2026, the inventory valuation reserve was immaterial.

Acquisitions

The Company accounts for business combinations under the acquisition method of accounting, which requires assets acquired and liabilities assumed to be recorded at their estimated fair value at the date of acquisition. The fair value is estimated by the Company using valuation techniques and Level 3 inputs, including expected future cash flows and discount rates. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions. See Note 2, Acquisitions, in Part II, Item 8 of this Annual Report for more information about the Company's acquisitions.

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

For 2026 and 2025, the annual goodwill impairment analyses did not result in impairment charges. As of the 2026 annual impairment test date, the Company had goodwill of $2.1 billion related to three reporting units within the North America Steel Group segment, six reporting units within the Construction Solutions Group segment and one reporting unit within the Europe Steel Group segment. Nine reporting units, which, as of the 2026 annual impairment test date, comprised $117.4 million of goodwill within the North America Steel Group segment, $1.8 billion of goodwill within the Construction Solutions Group segment and $4.5 million of goodwill within the Europe Steel Group segment, were assessed for impairment using a qualitative approach. Management determined it was more likely than not that the fair values of the reporting units which were assessed using a qualitative approach exceeded their respective carrying values.

The remaining reporting unit, within the Construction Solutions Group segment, was tested for impairment using a quantitative approach. The fair value of the reporting unit within the Construction Solutions Group segment with $195.0 million of goodwill as of the 2026 annual impairment test date exceeded its carrying value by greater than 40%. The difference in the value of goodwill between the 2026 annual impairment test date and August 31, 2026 was due to foreign currency translation adjustments and measurement period adjustments.

As of the 2026 annual impairment test date, the Company had $58.2 million of other indefinite-lived intangible assets within the Construction Solutions Group segment, of which $55.0 million were tested for impairment using a quantitative approach. To perform the quantitative impairment tests, the Company used an income approach to calculate the fair value of each intangible asset using a relief from royalty method. Significant inputs to measure the fair value of the indefinite-lived intangible assets included projected revenue growth rates, royalty rates and discount rates. The fair values of the indefinite-lived intangible assets exceeded their carrying values by approximately 10%. The difference in the value of indefinite-lived intangible assets between the 2026 annual impairment test date and August 31, 2026 was due to the reclassification of an indefinite-lived in-process research and development intangible asset to a definite-lived developed technology intangible asset during the fourth quarter of 2026, as well as foreign currency translation adjustments. Based on the Company’s annual impairment testing of the indefinite-lived intangible assets, no impairment charges were recognized. Further, based on the results of impairment tests performed in 2026, management does not believe that it is reasonably likely that our reporting units or indefinite-lived intangible assets will fail their respective impairment tests in the near term. See Note 6, Goodwill and Other Intangible Assets, in Part II, Item 8 of this Annual Report for additional information.

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

Our operations are capital intensive. The estimates of undiscounted future cash flows used during an impairment review of a long-lived asset or asset group require judgments and assumptions of future cash flows that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. If these assets were for sale, our estimates of their values could be significantly different because of market conditions, specific transaction terms and a buyer's perspective on future cash flows. The Company recorded immaterial impairment charges related to specific equipment in both 2026 and 2025; however, no broader events or circumstances triggered a recoverability assessment for property, plant and equipment.

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

The Company has three Level 3 commodity derivatives which are bilateral agreements with a counterparty. The fair value estimates of the Level 3 commodity derivatives are based on an internally developed discounted cash flow model primarily utilizing unobservable inputs for which there is little or no market data. The Company determined the Level 3 fair value inputs as provided for under ASC 820 utilizing information obtained from relevant published indexes and external sources along with management’s own assumptions. Fluctuations in the information used to forecast future energy rates may cause volatility in the fair value estimate and in the unrealized gains and losses in other comprehensive income. See Note 10, Fair Value, in Part II, Item 8 of this Annual Report for more information on the Level 3 commodity derivatives.

Contingencies

In the ordinary course of conducting our business, we become involved in litigation, administrative proceedings and governmental investigations, including environmental matters. We may incur settlements, fines, penalties or judgments in connection with some of these matters. While we are unable to estimate the ultimate dollar amount of exposure or loss in connection with these matters, we make accruals when a loss is probable and the amount can be reasonably estimated. The amounts we accrue could vary substantially from amounts we pay due to several factors including the following: evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and the uncertainties involved in litigation. We believe that we have adequately provided for these contingencies as needed in our consolidated financial statements. See Note 16, Commitments and Contingencies, in Part II, Item 8 of this Annual Report for more information on pending litigation and other matters.

Other Accounting Policies and New Accounting Pronouncements

See Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report contains "forward-looking statements" within the meaning of the federal securities laws. The statements in this report that are not historical statements are forward-looking statements and address activities, events or developments that may occur in the future, including (without limitation) such matters as activities related to the expected performance of our recently acquired precast platform, general economic conditions, key macro-economic drivers that impact our business, the effects of ongoing trade actions, the effects of continued pressure on the liquidity of our customers, potential synergies and growth provided by acquisitions and strategic investments, demand for our products, shipment volumes, metal margins, backlog volumes, the ability to operate our steel mills at full capacity, particularly during periods of domestic mill start-ups, the future availability and cost of supplies of raw materials and energy for our operations, growth rates in certain reportable segments, product margins within our Construction Solutions Group segment, share repurchases, legal proceedings, construction activity, international trade, the impact of geopolitical conditions, the effects of CBAM and other EU trade measures on European demand and pricing, capital expenditures, tax credits, the timing, amount and recurrence of CO2 or emissions-related credits, our liquidity and our ability to satisfy future liquidity requirements, our ability to achieve our stated deleveraging target within the anticipated timeframe, estimated contractual obligations, the expected capabilities and benefits of new facilities, the anticipated benefits and timeline for execution of our growth plan and initiatives, including our TAG operational and commercial excellence program, and our expectations or beliefs concerning future events. These forward-looking statements can generally be identified by phrases such as we or our management "expects," "anticipates," "believes," "estimates," "intends," "may," "plans to," "ought," "could," "will," "should," "likely," "appears," "projects," "forecasts," "outlook" or other similar words or phrases, as well as by discussions of strategy, plans or intentions.

Our forward-looking statements are based on management's expectations and beliefs as of the time this Annual Report is filed with the SEC or, with respect to any document incorporated by reference, as of the time such document was prepared. Although we believe that our expectations are reasonable, we can give no assurance that these expectations will prove to have been correct, and actual results may vary materially. Except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or any other changes. Important factors that could cause actual results to differ materially from our expectations include those described in Part I, Item 1A, Risk Factors and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, as well as the following:

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

•our ability to successfully execute our TAG operational and commercial excellence program and other transformation initiatives, including the realization of anticipated benefits within the expected timeframes;

•attention to environmental, social and governance ("ESG") matters, including any targets or other ESG, environmental justice or regulatory initiatives;

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

•litigation claims and settlements, court decisions, regulatory rulings and legal compliance risks, including those related to the PSG litigation and other legal proceedings discussed in Note 16, Commitments and Contingencies, in Part II, Item 8, and in Part I, Item 3, Legal Proceedings of this Annual Report;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approach to Mitigating Market Risk

See Note 9, Derivatives, in Part II, Item 8 of this Annual Report for disclosure regarding our approach to mitigating market risk and for summarized market risk information by year. Also, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report for additional information. We utilized foreign currency exchange forward contracts and commodity futures contracts during 2026 in accordance with our risk management program. None of the instruments were entered into for speculative purposes.

Foreign Currency Exchange Forward Contracts

Our global operations expose us to risks from fluctuations in foreign currency exchange rates. The Polish zloty ("PLN") to the United States dollar ("USD") exchange rate is considered to be a material foreign currency exchange rate risk exposure. We enter into currency exchange forward contracts as economic hedges of trade commitments denominated in currencies other than our reporting currency or the functional currency of our subsidiaries, including commitments denominated in PLN, USD, euro ("EUR"), Great Britain pound ("GBP") and Czech Republic koruna ("CZK").

The fair value of our foreign currency exchange forward contract commitments as of August 31, 2026 were as follows:

Functional Currency		Foreign Currency
Type	Amount (in thousands)	Type	Amount (in thousands)	Range of Hedge Rates (1)			Total Contract Fair Value (in thousands)
PLN	539,381	EUR	124,992	4.25	—	4.47	$(1,029)
PLN	8,799	USD	2,369	3.64	—	3.77	10
GBP	358	CZK	10,000	27.96	—	27.96	(4)
GBP	2,902	USD	3,868	1.33	—	1.33	(66)
USD	146,849	PLN	547,250	0.27	—	0.27	(13)
							$(1,102)
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

The fair value of our commodity futures contract commitments and energy derivatives as of August 31, 2026 were as follows:

Commodity	Exchange	Long/ Short	Total Contract Volumes		Range or Amount of Hedge Rates per unit					Total Contract Fair Value(1) (in thousands)
Copper	London Metal Exchange	Long	2,483	MT		$13,402.56	—		$14,604.96	$906
Copper	London Metal Exchange	Short	6,986	MT		$13,061.95	—		$14,205.71	(4,885)
Copper	New York Mercantile Exchange(2)	Long	1,429	MT		$476.60	—		$671.05	718
Copper	New York Mercantile Exchange(2)	Short	3,493	MT		$608.05	—		$685.15	(378)
Electricity	N/A(3)	Long	2,533,000	MW(h)	PLN	253.94	—	PLN	744.64	64,992
Natural Gas	New York Mercantile Exchange	Long	4,662,000	MMBtu		$3.17	—		$4.34	(1,544)
										$59,809
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Million British thermal units
(1) All commodity futures contract commitments mature within one year, except for the electricity and natural gas contract commitments, which have maturity dates extending to December 31, 2034 and August 31, 2029, respectively.
(2) The range or amount of hedge rates per unit are quoted per 100 pounds.
(3) There is no exchange for the electricity derivatives as they are bilateral agreements with a counterparty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Commercial Metals Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2026, of the Company and our report dated October 15, 2026, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Foley Products Company, LLC ("Foley") and Concrete Pipe & Precast, LLC ("CP&P"), which were acquired on December 15, 2025 and December 1, 2025, respectively, and whose financial statements each constitute approximately 3% of net sales and approximately 3% and 2% of total assets, respectively, of the consolidated financial statement amounts as of and for the year ended August 31, 2026. Accordingly, our audit did not include the internal control over financial reporting at Foley or CP&P.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on Internal Control Over Financial Reporting . Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
October 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Commercial Metals Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Commercial Metals Company and subsidiaries (the "Company") as of August 31, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended August 31, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 15, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Goodwill — Annual impairment test for one Reporting Unit within the Construction Solutions Group segment – Refer to Notes 1 and 6 to the Financial Statements

Critical Audit Matter Description

Goodwill is tested for impairment at the reporting unit level annually as of the first day of the Company’s fourth quarter and whenever events or circumstances indicate that the carrying value exceeds its fair value. As of the 2026 annual impairment test date, the Company had goodwill of $2.1 billion, of which $195 million related to one reporting unit within the Construction Solutions Group segment. The Company’s goodwill impairment assessment involves comparing the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. The determination of fair value using the income approach is based on the present value of estimated future cash flows, which requires management to make significant estimates and assumptions of revenue growth rates and operating margins, and selection of the discount rate. The determination of the fair value using the market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Based on the results of the Company’s annual impairment testing, no impairment was recognized as the fair value of the Company’s reporting units exceeded their carrying value.

We identified the Company’s goodwill impairment assessment as of the first day of the Company’s fourth quarter for the $195 million of goodwill related to one reporting unit within the Construction Solutions Group segment as a critical audit matter because of the significant estimates and assumptions used by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions of future cash flows based on estimates of revenue growth rates and operating margins and selection of the discount rate for the income approach, and multiples of earnings for the market approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the annual goodwill impairment assessment for one reporting unit within the Construction Solutions Group segment included the following, among others:
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

/s/ Deloitte & Touche LLP

Dallas, Texas
October 15, 2026

We have served as the Company's auditor since 1959.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
	Year Ended August 31,
(in thousands, except share and per share data)	2026	2025	2024
Net sales	$9,393,904	$7,798,480	$7,925,972
Costs and operating expenses:
Cost of goods sold	7,642,218	6,578,324	6,567,287
Selling, general and administrative expenses	881,961	700,234	668,413
Interest expense	143,337	45,498	47,893
Litigation expense	15,356	362,272	—
Asset impairments	21	4,607	6,708
Net costs and operating expenses	8,682,893	7,690,935	7,290,301
Earnings before income taxes	711,011	107,545	635,671
Income tax expense	55,162	22,883	150,180
Net earnings	$655,849	$84,662	$485,491

Earnings per share:
Basic	$5.92	$0.75	$4.19
Diluted	5.86	0.74	4.14

Average basic shares outstanding	110,857,469	112,994,381	115,844,977
Average diluted shares outstanding	111,864,867	114,086,750	117,152,552
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended August 31,
(in thousands)	2026	2025	2024
Net earnings	$655,849	$84,662	$485,491
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(14,180)	47,932	49,191
Derivatives:
Net unrealized holding gain (loss)	19,426	16,944	(129,678)
Reclassification for realized gain	(10,536)	(5,565)	(1,965)
Net other comprehensive income (loss) on derivatives	8,890	11,379	(131,643)
Defined benefit pension plans:
Net gain	1,684	1,802	708
Reclassification for settlement losses and other	(318)	(412)	(430)
Net other comprehensive income on defined benefit pension plans	1,366	1,390	278
Total other comprehensive income (loss), net of income taxes	(3,924)	60,701	(82,174)
Comprehensive income	$651,925	$145,363	$403,317
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	August 31,
(in thousands, except share and per share data)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$775,676	$1,043,252
Restricted cash	3,174	2,652
Accounts receivable (less allowance for doubtful accounts of $3,867 and $3,186)	1,440,260	1,200,881
Income tax receivable	131,557	799
Inventories	1,104,719	934,310
Prepaid and other current assets	352,441	312,924
Total current assets	3,807,827	3,494,818
Property, plant and equipment:
Land	246,300	170,823
Buildings and improvements	1,626,950	1,206,672
Equipment	4,172,111	3,477,813
Construction in process	188,637	449,616
	6,233,998	5,304,924
Less accumulated depreciation and amortization	(2,780,284)	(2,562,151)
Property, plant and equipment, net	3,453,714	2,742,773
Intangible assets, net	431,681	210,815
Goodwill	2,138,616	386,846
Other noncurrent assets	426,059	336,582
Total assets	$10,257,897	$7,171,834
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$540,901	$358,373
Accrued contingent litigation-related loss	377,251	362,272
Other accrued expenses and payables	642,946	493,879
Current maturities of long-term debt	67,147	44,289
Total current liabilities	1,628,245	1,258,813
Deferred income taxes	354,298	184,645
Other noncurrent liabilities	264,420	225,044
Long-term debt	3,313,728	1,310,006
Total liabilities	5,560,691	2,978,508
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, par value $0.01 per share; authorized 200,000,000 shares; issued 129,060,664 shares; outstanding 110,316,995 and 111,189,136 shares	1,290	1,290
Additional paid-in capital	423,334	406,916
Accumulated other comprehensive loss	(29,175)	(25,251)
Retained earnings	5,078,714	4,507,114
Less treasury stock, 18,743,669 and 17,871,528 shares at cost	(777,231)	(697,003)
Stockholders' equity	4,696,932	4,193,066
Stockholders' equity attributable to non-controlling interests	274	260
Total stockholders' equity	4,697,206	4,193,326
Total liabilities and stockholders' equity	$10,257,897	$7,171,834
See notes to consolidated financial statements.

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended August 31,
(in thousands)	2026	2025	2024
Cash flows from (used by) operating activities:
Net earnings	$655,849	$84,662	$485,491
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	395,921	285,877	280,367
Stock-based compensation	43,932	37,053	45,066
Write-off of committed financing fees	11,563	—	—
Deferred income taxes and other long-term taxes	158,351	(98,304)	(15,319)
Write-down of inventory	333	2,473	5,098
Unrealized loss (gain) on undesignated commodity hedges	7,871	(2,804)	(1,962)
Unrealized loss (gain) on undesignated foreign exchange hedges	5,091	(5,453)	797
Amortization of debt issuance costs	4,812	1,529	2,352
Asset impairments	21	4,607	6,708
Net loss (gain) on sales of assets	(741)	1,827	3,321
Litigation expense	15,356	362,272	—
Settlement of New Markets Tax Credit transactions	—	(2,786)	(6,748)
Other	2,110	5,568	404
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(155,031)	(41,179)	76,543
Inventories	(101,964)	42,590	61,777
Accounts payable, accrued expenses and other payables	236,099	49,836	(22,326)
Income tax payable (receivable)	(130,758)	12,558	(840)
Other operating assets and liabilities	(89,852)	(25,256)	(21,021)
Net cash flows from operating activities	1,058,963	715,070	899,708
Cash flows from (used by) investing activities:
Capital expenditures	(579,844)	(402,821)	(324,271)
Acquisitions, net of cash acquired	(2,516,424)	—	3,028
Proceeds from government assistance related to property, plant and equipment	15,000	50,000	—
Proceeds from the sale of property, plant and equipment	11,250	5,758	756
Proceeds from insurance	9,602	2,237	—
Other	(1,698)	(1,946)	(2,515)
Net cash flows used by investing activities	(3,062,114)	(346,772)	(323,002)
Cash flows from (used by) financing activities:
Proceeds from issuance of long-term debt, net	1,985,000	147,724	—
Repayments of long-term debt	(47,689)	(41,480)	(36,346)
Debt issuance costs	(8,489)	(622)	—
Committed financing fees	(11,563)	—	—
Proceeds from accounts receivable facilities	173,257	35,979	175,322
Repayments under accounts receivable facilities	(164,328)	(35,979)	(183,347)
Treasury stock acquired	(102,811)	(198,822)	(182,932)
Tax withholdings related to share settlements, net of purchase plans	(3,111)	(8,823)	(7,595)
Dividends	(84,249)	(81,433)	(78,868)
Contribution from non-controlling interest	14	12	7
Net cash flows from (used by) financing activities	1,736,031	(183,444)	(313,759)
Effect of exchange rate changes on cash	66	1,495	891
Increase (decrease) in cash and cash equivalents	(267,054)	186,349	263,838
Cash, restricted cash and cash equivalents at beginning of period	1,045,904	859,555	595,717
Cash, restricted cash and cash equivalents at end of period	$778,850	$1,045,904	$859,555
See notes to consolidated financial statements.

	Year Ended August 31,
(in thousands)	2026	2025	2024
Supplemental information:
Cash paid for income taxes	$42,955	$116,161	$158,455
Cash paid for interest	118,556	51,078	49,463

Noncash activities:
Liabilities related to additions of property, plant and equipment	$77,161	$36,898	$35,203

Cash and cash equivalents	$775,676	$1,043,252	$857,922
Restricted cash	3,174	2,652	1,633
Total cash, restricted cash and cash equivalents	$778,850	$1,045,904	$859,555

COMMERCIAL METALS COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock					Treasury Stock
(in thousands, except share and per share data)	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Shares	Amount	Non-Controlling Interests	Total
Balance, September 1, 2023	129,060,664	$1,290	$394,672	$(3,778)	$4,097,262	(12,545,237)	$(368,573)	$241	$4,121,114
Net earnings					485,491				485,491
Other comprehensive loss				(82,174)					(82,174)
Dividends ($0.68 per share)					(78,868)				(78,868)
Treasury stock acquired and excise tax						(3,499,225)	(184,249)		(184,249)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			(33,882)			1,087,855	26,143		(7,739)
Stock-based compensation			35,241						35,241
Contribution of non-controlling interest								7	7
Reclassification of share-based liability awards			11,201						11,201
Balance, August 31, 2024	129,060,664	$1,290	$407,232	$(85,952)	$4,503,885	(14,956,607)	$(526,679)	$248	$4,300,024
Net earnings					84,662				84,662
Other comprehensive income				60,701					60,701
Dividends ($0.72 per share)					(81,433)				(81,433)
Treasury stock acquired and excise tax						(3,913,560)	(200,280)		(200,280)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes			(38,779)			998,639	29,956		(8,823)
Stock-based compensation			28,554						28,554
Contribution of non-controlling interest								12	12
Reclassification of share-based liability awards			9,909						9,909
Balance at August 31, 2025	129,060,664	$1,290	$406,916	$(25,251)	$4,507,114	(17,871,528)	$(697,003)	$260	$4,193,326
Net earnings					655,849				655,849
Other comprehensive loss				(3,924)					(3,924)
Dividends ($0.76 per share)					(84,249)				(84,249)
Treasury stock acquired and excise tax						(1,579,042)	(103,379)		(103,379)
Issuance of stock under incentive and purchase plans, net of shares withheld for taxes and other			(26,262)			706,901	23,151		(3,111)
Stock-based compensation			34,802						34,802
Contribution of non-controlling interest								14	14
Reclassification of share-based liability awards			7,878						7,878
Balance at August 31, 2026	129,060,664	$1,290	$423,334	$(29,175)	$5,078,714	(18,743,669)	$(777,231)	$274	$4,697,206
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

Nature of Operations

CMC provides early-stage construction solutions that support the foundational phases of modern infrastructure and building projects. Through an extensive manufacturing network primarily located in the United States ("U.S.") and Central Europe, with strategic operations in the United Kingdom, Europe and Asia, CMC serves infrastructure, non-residential, residential, industrial and energy markets. While often unseen, CMC’s products are essential to highways, bridges, airports, commercial buildings and other critical structures that support everyday life.

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

North America Steel Group

The North America Steel Group segment is composed of a vertically integrated network of recycling facilities, steel mills and fabrication operations located in the U.S. The recycling facilities process ferrous and nonferrous scrap metals (collectively referred to as "raw materials") for use by manufacturers of metal products. The steel mill operations consist of six electric arc furnace ("EAF") mini mills, four EAF micro mills and one rerolling mill. The steel mills manufacture finished long steel products including reinforcing bar ("rebar"), merchant bar, light structural and other special sections and wire rod, as well as semi-finished billets for rerolling and forging applications (collectively referred to as "steel products" in the context of the North America Steel Group segment). The fabrication operations primarily fabricate rebar and steel fence posts and offer post-tension cable products (collectively referred to as "downstream products" in the context of the North America Steel Group segment). The general strategy in the North America Steel Group segment is to optimize the Company's vertically integrated value chain to maximize profitability by obtaining the lowest possible input costs and highest possible selling prices. The Company operates the recycling facilities to provide low-cost scrap to the steel mills and the fabrication operation help to optimize the steel mill volumes; however, these businesses are operated to generate an attractive return on the capital deployed. The North America Steel Group segment's products are sold to steel mills and foundries, as well as construction, fabrication and other manufacturing industries.

Construction Solutions Group

The Construction Solutions Group segment consists of CMC's precast platform as well as the Emerging Business Group businesses. These businesses include CMC Construction Services products ("construction products"), Tensar products and solutions (collectively referred to as "ground stabilization solutions"), CMC Impact Metals, performance reinforcing steel products (collectively referred to as "downstream products" in the context of the Construction Solutions Group segment) and CMC Bridge Systems.

•Precast concrete and concrete pipe products are construction components formed by pouring concrete into a reusable mold that contains steel reinforcement, then curing it in a controlled manufacturing environment. The component is then transported in its final form to a construction site for installation. This process produces durable, ready-to-use components of reliable quality that can be installed quickly, saving time and requiring less labor than cast-in-place techniques. The precast platform provides mission-critical applications often for site infrastructure such as utility connections, water supply and stormwater management.
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

The strategy in the Construction Solutions Group segment is to provide construction-related solutions and value-added products with strong underlying growth fundamentals to serve domestic and international markets adjacent to those served by the vertically integrated operations in the North America Steel Group segment and the Europe Steel Group segment. To execute this strategy, the Company (i) develops proprietary products and solutions that deliver high value to customers by reducing costs and construction time, (ii) provides concrete-related construction products, equipment, and services and (iii) produces reinforcing steel products with increased strength, durability and corrosion resistance to support sustainable concrete construction.

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

The Company maintains an allowance for doubtful accounts for accounts receivable it estimates will not be collected based on market conditions, customers' financial condition and other factors. Historically, these allowances have not been material. The

Company reviews and sets credit limits for each customer. The Europe Steel Group segment as well as certain Emerging Business Group businesses within the Construction Solutions Group segment use credit insurance to ensure payment in accordance with the terms of sale. Generally, collateral is not required. Approximately 13% and 15% of total receivables at August 31, 2026 and 2025, respectively, were financially assured.

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

During 2026, the Company recorded an immaterial impairment charge related to specific equipment; however, no broader events or circumstances triggered a recoverability assessment for property, plant and equipment.

Further discussion regarding nonrecurring fair value remeasurements is included in Note 10, Fair Value.

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

Grants related to assets are government grants for the purchase or construction of long-lived assets. The Company accounts for grants related to assets by deducting the grant in arriving at the carrying amount of the asset on the consolidated balance sheets. Non-monetary grants are recognized at fair value. The Company recognizes the grant in profit or loss over the life of the depreciable asset as a reduction to depreciation expense. Grants related to non-depreciable assets may require the fulfillment of certain obligations and, in such cases, are recognized in profit or loss over the periods that bear the cost of meeting the obligations. As an example, a grant of land that is conditional upon constructing a building on the site is recognized as a reduction to depreciation expense over the life of the building.

Grants related to income are any grants that are not considered grants related to assets, such as grants to compensate for certain expenses. Grants related to income are recognized in profit or loss on a systematic basis upon meeting the recognition criteria specified in the grants and during the periods when the expenses being compensated by the grants are incurred.

During 2026, 2025 and 2024, the Company was awarded $36.0 million, $74.7 million and $29.2 million, respectively, in government grants related to income as part of the compensation scheme for energy-intensive sectors and sub-sectors established by the Energy Regulatory Office in Poland (the "Poland Compensation Scheme Act" or "PCSA"). The purpose of the PCSA each year was to provide aid to energy-intensive companies to offset indirect costs of rising carbon emission rights included in energy costs. The amount of government assistance awarded by the PCSA each year was dependent upon the Company meeting certain electricity consumption thresholds and the number of other applicants. The government assistance received and recognized under the PCSA each year is not subject to recapture. The PCSA grants were recognized in the Europe Steel Group segment as reductions to cost of goods sold in the consolidated statements of earnings.

During 2025 and 2024, the Company was awarded $4.0 million and $40.2 million, respectively, in government grants related to income as part of the annual Polish state aid programs established for rising electricity and natural gas prices (the "Energy Aid Programs"). The Energy Aid Programs were established by the Polish Ministry of Development and Technology to mitigate the effects of sudden increases in electricity and natural gas prices in Poland for companies that met required energy intensity and sectorial conditions and met certain financial metrics. The government assistance received and recognized under the Energy Aid Programs each year is not subject to recapture. The grants from the Energy Aid Programs were recognized in the Europe Steel Group segment as reductions to cost of goods sold in the consolidated statements of earnings.

During 2023, the Company entered into an agreement with the West Virginia Economic Development Authority (the "WVEDA") to permanently finance a portion of the costs to construct the Company's fourth micro mill in Berkeley County, West Virginia. Under this agreement, the Company can receive up to $75.0 million in aggregate disbursements in the form of a forgivable loan for eligible costs incurred from June 21, 2023 through June 20, 2027 (the "Completion Date"). Eligible costs include the acquisition of land and buildings, the acquisition and installation of machinery and equipment and necessary construction costs. The Company anticipates receiving disbursements over this period upon achieving certain capital investment and employment thresholds. Amounts received under the agreement are subject to recapture in the event that the Company fails to achieve certain minimum investment and employment thresholds prior to the Completion Date. The Company has determined that amounts received under the agreement are grants related to assets. During 2026 and 2025, the Company received $15.0 million and $50.0 million, respectively, in benefits from the WVEDA as a result of meeting certain investment thresholds. An additional $5.0 million was received in 2023 bringing the total amount received to date to $70.0 million. Amounts received were recognized in the North America Steel Group segment and the cumulative benefits reduced the net carrying value in the consolidated balance sheets.

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

Income Taxes

CMC and its U.S. subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and income tax bases of assets and liabilities. The principal differences are described in Note 11, Income Tax. Benefits from income tax credits are recognized as a component of income tax expense in the period earned. The Company records income tax positions based on a more likely than not threshold for sustaining the position upon examination by taxing authorities with full knowledge of all relevant facts. The Company classifies interest and any statutory penalties recognized on a tax position as income tax expense.

Foreign Currencies

The functional currency of the Company's foreign operations is the local currency of each respective country. Translation adjustments are reported as a component of accumulated other comprehensive income or loss. Transactions denominated in currencies other than the functional currency resulted in a gain of $1.5 million in 2026, and losses of $9.8 million and $7.7 million in 2025 and 2024, respectively.

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

Gains or losses on derivative instruments are recognized in the consolidated statements of earnings when the instrument is sold, terminated, exercised, or expires, if it is an undesignated hedge or designated as a fair value hedge. If a derivative instrument is designated as a cash flow hedge, the cumulative unrealized gain or loss, which has been recognized in the consolidated statement of comprehensive income, is reclassified to the consolidated statements of earnings when the hedged transaction either impacts earnings or is no longer expected to occur.

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

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM"), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company adopted the amendments in ASU 2023-07 for its fiscal year ended August 31, 2025. Based on the Company's assessment of significant segment expenses regularly provided to the CODM, cost of goods sold and SG&A expenses are now disclosed for each reportable segment. The amendment was applied retrospectively to all prior periods presented. See Note 18, Segment Information, for additional information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company adopted this standard on a prospective basis for its fiscal year ended August 31, 2026. The guidance only impacts disclosures and did not have an impact on the Company's consolidated financial statements at the time of adoption. See Note 11, Income Tax, for additional information.

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

NOTE 2. ACQUISITIONS

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates were determined using Level 3 inputs, including expected future cash flows and discount rates. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. The results of operations of the acquired businesses are reflected in the Company’s consolidated financial statements from the applicable acquisition date. The financial statements are not retrospectively adjusted for any adjustments that occur during the allowable one-year measurement period (the "Measurement Period"). Rather, any adjustments to provisional amounts identified during the Measurement Period will be recorded in the reporting period in which the adjustment is determined.

The Company acquired two businesses in the precast concrete industry in 2026. The Company completed the acquisition of all of the issued and outstanding equity securities of the entities that owned Foley Products Company, LLC ("Foley" and such transaction, the “Foley Acquisition”) on December 15, 2025 (the "Foley Acquisition Date"). Foley is a supplier of precast concrete solutions primarily operating across nine states within the Southeastern U.S. Foley offers products that are used in drainage, water management, dry utility and road construction applications across residential infrastructure, non-residential and infrastructure end markets. The entities that owned Foley were holding companies with no substantial operations. The total purchase price was approximately $1.84 billion, all paid in cash, subject to customary purchase price adjustments. The Foley Acquisition was funded from a portion of the proceeds of the issuance of the 2033 Notes and the 2035 Notes (both as defined in Note 8, Credit Arrangements) in November 2025. Operating results for Foley since the Foley Acquisition Date are included within the Company's Construction Solutions Group segment. For more information on the 2033 Notes and the 2035 Notes, see Note 8, Credit Arrangements.

Additionally, the Company completed the acquisition of all of the issued and outstanding equity securities of Concrete Pipe & Precast, LLC ("CP&P"), a supplier of precast concrete solutions to the U.S. Mid-Atlantic and South Atlantic markets, on December 1, 2025 (the "CP&P Acquisition Date"). The total purchase price, all paid in cash, was approximately $675 million, subject to customary purchase price adjustments, and was funded through cash on-hand. Operating results for CP&P since the CP&P Acquisition Date are included within the Company's Construction Solutions Group segment.

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

Foley Acquisition

The table below presents the preliminary fair value and measurement period adjustments that were allocated to Foley's assets and liabilities as of the Foley Acquisition Date based upon fair values as determined by the Company. Final determination of fair values may result in further adjustments to the values presented in the following table:

(in thousands)	Estimated Fair Value as of Acquisition Date	Measurement Period Adjustments	Estimated Fair Value
Cash	$9,890	$—	$9,890
Accounts receivable	60,089	(25)	60,064
Inventories	35,846	562	36,408
Other current assets	1,823	(52)	1,771
Property, plant and equipment	244,728	10	244,738
Intangible assets	194,800	—	194,800
Goodwill	1,332,481	1,231	1,333,712
Other noncurrent assets	4,225	(17)	4,208
Accounts payable-trade, accrued expenses and other payables	(18,247)	(1,832)	(20,079)
Deferred income taxes	(12,000)	—	(12,000)
Other long-term liabilities	(4,227)	123	(4,104)
Total assets acquired and liabilities assumed	$1,849,408	$—	$1,849,408

Inventories

The acquired inventory consists of raw materials, finished goods and an insignificant amount of purchased products for resale. The fair value of raw materials and purchased products for resale approximates the historical carrying value and was calculated based on the estimated replacement cost. The fair value of finished goods was determined by a comparison of estimated selling prices less costs to sell and historical profits. The total purchase accounting inventory adjustment recognized during the year ended August 31, 2026 was $2.7 million, which was reflected as cost of goods sold as the related inventory was sold.

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

Goodwill and Intangible Assets

Goodwill from the Foley Acquisition represents the excess of the purchase price over the fair value of net assets acquired. The goodwill recognized in connection with the Foley Acquisition reflects the value of the acquired business’s well‑established operations, skilled workforce and history of disciplined execution, which are not separately identifiable or measurable. Goodwill also reflects the strategic importance of the acquired business to the Company’s overall portfolio. The Company added $1.3 billion of goodwill related to the Foley Acquisition in 2026. Approximately $1.16 billion of the $1.3 billion of recognized goodwill is deductible over 15 years for tax purposes, which creates associated deferred tax balances post closing.

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

Financial Results

The following table summarizes the financial results of Foley from the Foley Acquisition Date through August 31, 2026, that are included in the Company’s consolidated statement of earnings and consolidated statement of comprehensive income.

(in thousands)	From the Foley Acquisition Date to August 31, 2026
Net sales	$251,145
Earnings before income taxes	28,379

Pro Forma Supplemental Information (unaudited)

Supplemental information on an unaudited pro forma basis is presented below as if the Foley Acquisition occurred on September 1, 2024. The pro forma financial information is presented for comparative purposes only, based on certain factually supported estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the Foley Acquisition had been completed on September 1, 2024. These results were not used as part of management's analysis of the financial results and performance of the Company. The pro forma adjustments do not reflect anticipated synergies, but rather include the nonrecurring impact of additional cost of sales from revalued inventory and the recurring income statement effects of fair value adjustments, such as depreciation and amortization. Further adjustments were made to remove the impact of Foley's interest expense on debt not assumed, as well as acquisition and integration expenses (note that acquisition costs are included in SG&A expenses). Interest related to the 2033 Notes and the 2035 Notes that were issued to fund the Foley Acquisition was also included. The resulting tax effects of the business combination are also reflected below.

	Year Ended August 31,
(in thousands)	2026	2025
Pro forma net sales	$9,518,983	$8,222,269
Pro forma net earnings	697,292	37,902

The pro forma results presented above include, but are not limited to, the adjustments outlined in following paragraphs. An adjustment was made to remove the impact of $21.6 million of acquisition and integration expenses from the year ended August 31, 2026, and include this balance in the earliest period presented. Pro forma net earnings include additional interest expense associated with the 2033 Notes and the 2035 Notes that would have been incurred had the acquisition occurred on September 1, 2024, and was partially offset by the removal of the interest expense that Foley would not have incurred, as the acquisition included the elimination of existing Foley debt. These adjustments resulted in $23.5 million of additional interest expense in the year ended August 31, 2026, and $99.3 million of additional interest expense in the year ended August 31, 2025.

The pro forma results also reflect decreased amortization expense from revalued intangible assets of $30.3 million in the year ended August 31, 2026, primarily as a result of the removal of amortization expense related to the contract backlog intangible asset which has a one-year useful life, offset by increases to amortization expense from other new intangible assets previously mentioned. Amortization expense increased by $62.5 million in the year ended August 31, 2025, primarily as a result of including amortization expense related to the contract backlog intangible asset in the earliest period presented. The pro forma results for the year ended August 31, 2025, reflect an adjustment of $2.7 million of increased cost of goods sold as a result of the revaluation of inventory, which was removed from the year ended August 31, 2026.

CP&P Acquisition

The table below presents the preliminary fair value and measurement period adjustments that were allocated to CP&P's assets and liabilities as of the CP&P Acquisition Date based upon fair values as determined by the Company. Final determination of fair values may result in further adjustments to the values presented in the following table:

(in thousands)	Estimated Fair Value as of Acquisition Date	Measurement Period Adjustments	Estimated Fair Value
Cash	$434	$—	$434
Accounts receivable	38,745	(460)	38,285
Inventories	35,764	1,078	36,842
Other current assets	712	—	712
Property, plant and equipment	81,718	(397)	81,321
Intangible assets	125,600	—	125,600
Goodwill	415,083	2,510	417,593
Other noncurrent assets	8,309	—	8,309
Accounts payable-trade, accrued expenses and other payables	(22,556)	(1,574)	(24,130)
Deferred income taxes	—	(1,157)	(1,157)
Other long-term liabilities	(6,814)	—	(6,814)
Total assets acquired and liabilities assumed	$676,995	$—	$676,995

Inventories

The acquired inventory consists of raw materials, purchased products for resale and finished goods. The fair value of raw materials and purchased products for resale approximates the historical carrying value and was calculated based on the estimated replacement cost. The fair value of finished goods was determined by a comparison of estimated selling prices less costs to sell and historical profits. The total purchase accounting inventory adjustment recognized during the year ended August 31, 2026, was $4.0 million, which was reflected as cost of goods sold as the related inventory was sold.

Property, Plant and Equipment

The fair value of personal property was calculated primarily using the cost approach, as defined above. No real property was acquired in the CP&P Acquisition. The Company assigned personal property a useful life ranging from 1 to 20 years.

Goodwill and Intangible Assets

Goodwill from the CP&P Acquisition represents the excess of the purchase price over the fair value of net assets acquired. The factors contributing to the amount of goodwill recognized are consistent with the factors discussed above. The Company added $417.6 million of goodwill related to the CP&P Acquisition in 2026. The recognized goodwill for tax purposes is $582.1 million and is deductible over 15 years which created associated deferred tax balances post-closing.

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

Financial Results

The following table summarizes the financial results of CP&P from the CP&P Acquisition Date through August 31, 2026 that are included in the Company’s consolidated statement of earnings and consolidated statement of comprehensive income.

(in thousands)	From the CP&P Acquisition Date to August 31, 2026
Net sales	$259,974
Earnings before income taxes	20,821

Pro Forma Supplemental Information (unaudited)

Supplemental information on an unaudited pro forma basis is presented below as if the CP&P Acquisition occurred on September 1, 2024. The pro forma financial information is presented for comparative purposes only, based on certain factually supported estimates and assumptions, which the Company believes to be reasonable, but not necessarily indicative of future results of operations or the results that would have been reported if the CP&P Acquisition had been completed on September 1, 2024. These results were not used as part of management's analysis of the financial results and performance of the Company. The pro forma adjustments do not reflect anticipated synergies, but rather include the nonrecurring impact of additional cost of sales from revalued inventory and the recurring income statement effects of fair value adjustments, such as depreciation and amortization. Further adjustments were made to remove acquisition and integration expenses (note that acquisition costs are included in SG&A expenses). Additional lease expense that would have been incurred if the CP&P Acquisition occurred on September 1, 2024 was also included. The resulting tax effects of the business combination are also reflected below.

	Year Ended August 31,
(in thousands)	2026	2025
Pro forma net sales	$9,466,664	$8,064,530
Pro forma net earnings	691,791	78,799

The pro forma results presented above include, but are not limited to, the adjustments outlined below. An adjustment was made to remove the impact of $12.4 million of acquisition and integration expenses from the year ended August 31, 2026, and include this balance in the earliest period presented. Results also reflect decreased amortization expense from revalued intangible assets of $21.4 million in the year ended August 31, 2026, primarily as a result of the removal of amortization expense related to the contract backlog intangible asset which has a one-year useful life, offset by increases to amortization expense from other new intangible assets previously mentioned. Amortization expense increased by $36.3 million in the year ended August 31, 2025, primarily as a result of including amortization expense related to the contract backlog intangible asset in the earliest period presented. Depreciation expense increased by $3.5 million in the year ended August 31, 2025 related to the fair value adjustment of acquired property, plant and equipment, and lease expense increased by $3.1 million to reflect leases that would have begun in the earliest period presented. Additionally, the pro forma results for the year ended August 31, 2025 include $4.0 million of increased cost of goods sold as a result of the revaluation of inventory, which was removed from the year ended August 31, 2026.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss ("AOCL") was comprised of the following:

(in thousands)	Foreign Currency Translation	Derivatives	Defined Benefit Pension Plans	Total AOCL
Balance, September 1, 2023	$(126,045)	$135,257	$(12,990)	$(3,778)
Other comprehensive income (loss) before reclassifications(1)	49,191	(129,678)	708	(79,779)
Reclassification for gain and other(2)(3)	—	(1,965)	(430)	(2,395)
Net other comprehensive income (loss)	49,191	(131,643)	278	(82,174)
Balance at August 31, 2024	(76,854)	3,614	(12,712)	(85,952)
Other comprehensive income before reclassifications(1)	47,932	16,944	1,802	66,678
Reclassification for gain and other(2)(3)	—	(5,565)	(412)	(5,977)
Net other comprehensive income	47,932	11,379	1,390	60,701
Balance at August 31, 2025	(28,922)	14,993	(11,322)	(25,251)
Other comprehensive income (loss) before reclassifications(1)	(14,180)	19,426	1,684	6,930
Reclassification for gain and other(2)(3)	—	(10,536)	(318)	(10,854)
Net other comprehensive income (loss)	(14,180)	8,890	1,366	(3,924)
Balance at August 31, 2026	$(43,102)	$23,883	$(9,956)	$(29,175)
__________________________________
(1) Other comprehensive income (loss) ("OCI") before reclassifications from derivatives is presented net of income tax benefit (expense) of $(4.5) million, $(4.0) million and $30.6 million for 2026, 2025 and 2024, respectively. OCI before reclassifications from defined benefit pension plans is presented net of immaterial income tax impacts.
(2) Reclassifications for gains from derivatives included in net earnings are primarily recorded in cost of goods sold in the consolidated statements of earnings and are presented net of income tax expense of $2.5 million for 2026 and are presented net of immaterial income tax impacts for both 2025 and 2024.
(3) Reclassification from defined benefit pension plans include settlement losses and other items such as amortization of unrecognized gains or losses that are recorded in SG&A expenses in the consolidated statements of earnings and are presented net of immaterial income tax impacts.

NOTE 4. REVENUE RECOGNITION

Revenue from Contracts with Customers
The majority of the Company's revenue is recognized at a point in time, concurrent with the transfer of control, which usually occurs, depending on shipping terms, upon shipment or customer receipt. See Note 18, Segment Information, for more information about disaggregated revenue by the Company's major product lines.

Certain revenue from sales of downstream products in the North America Steel Group segment is recognized over time, as discussed below. Remaining revenue from sales of downstream products in the North America Steel Group segment is recognized based on the amount the Company has a right to invoice as a practical expedient.

Each of the North America Steel Group segment's fabrication contracts represents a single performance obligation. Revenue from certain fabrication contracts for which the Company provides downstream products and installation services is recognized over time using an input measure, and represented 7% of net sales in the North America Steel Group segment in 2026, compared to 8% in both 2025 and 2024. Revenue from fabrication contracts for which the Company does not provide installation services is recognized over time using an output measure, and represented 9% of net sales in the North America Steel Group in 2026, compared to 10% in both 2025 and 2024.

The following table provides information about assets and liabilities from contracts with customers:

(in thousands)	August 31, 2026	August 31, 2025
Contract assets (included in accounts receivable)	$86,470	$108,570
Contract liabilities (included in other accrued expenses and payables)	20,146	21,631

The entire contract liability as of August 31, 2025 was recognized in net sales during 2026.

Remaining Performance Obligations
As of August 31, 2026, revenue totaling $895.5 million was allocated to remaining performance obligations in the North America Steel Group segment related to certain fabrication contracts for which revenue is recognized using input or output measures, as described above. The Company estimates that approximately 70% of the remaining performance obligations will be recognized during 2027 and the remainder will be recognized during 2028. The duration of all other contracts in the North America Steel Group, Construction Solutions Group and Europe Steel Group segments is typically less than one year.

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

The components of inventories were as follows:

(in thousands)	August 31, 2026	August 31, 2025
Raw materials	$270,850	$204,945
Work in process	4,704	4,165
Finished goods	829,165	725,200
Total	$1,104,719	$934,310

The inventory valuation reserve was immaterial as of August 31, 2026. As of August 31, 2025 and 2024, the inventory valuation reserve was $2.5 million, and $5.1 million, respectively, and primarily impacted the North America Steel Group segment and Europe Steel Group segment, respectively. Immaterial inventory write-downs were recorded in cost of goods sold in the consolidated statements of earnings in all years.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reportable segment is detailed in the following table:

(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Consolidated
Goodwill, gross:
Balance, September 1, 2024	$126,915	$264,568	$4,337	$395,820
Foreign currency translation	—	955	271	1,226
Balance at August 31, 2025	126,915	265,523	4,608	397,046
Foreign currency translation	—	558	(98)	460
Acquisitions	—	1,751,305	—	1,751,305
Balance at August 31, 2026	126,915	2,017,386	4,510	2,148,811

Accumulated impairment:
Balance, September 1, 2024	(9,542)	(493)	(155)	(10,190)
Foreign currency translation	—	—	(10)	(10)
Balance at August 31, 2025	(9,542)	(493)	(165)	(10,200)
Foreign currency translation	—	—	5	5
Balance at August 31, 2026	(9,542)	(493)	(160)	(10,195)

Goodwill, net:
Balance, September 1, 2024	117,373	264,075	4,182	385,630
Foreign currency translation	—	955	261	1,216
Balance at August 31, 2025	117,373	265,030	4,443	386,846
Foreign currency translation	—	558	(93)	465
Acquisitions	—	1,751,305	—	1,751,305
Balance at August 31, 2026	$117,373	$2,016,893	$4,350	$2,138,616

During 2026, 2025 and 2024, the annual goodwill impairment assessments, which were performed as of the first day of the Company's fourth quarter (the "annual impairment test date"), did not result in any impairment charges. For the year ended August 31, 2026, the Company performed qualitative assessments for nine reporting units consisting of $1.9 billion of goodwill as of the 2026 annual impairment test date and quantitative tests for one reporting unit consisting of $195.0 million of goodwill as of the 2026 annual impairment test date. The results of the qualitative assessments and quantitative tests indicated that it was more likely than not that the fair value of all reporting units exceeded their carrying values. The difference in the value of goodwill between the 2026 annual impairment test date and August 31, 2026 was immaterial.

Other indefinite-lived intangible assets consisted of the following:

(in thousands)	August 31, 2026	August 31, 2025
Trade names	$55,137	$54,813
In-process research and development	—	2,400
Non-compete agreements	750	750
Total	$55,887	$57,963

During 2026, 2025 and 2024, the Company did not record any indefinite-lived intangible asset impairment charges. As of the 2026 annual impairment test date, the Company had $58.2 million of indefinite-lived intangible assets, of which $55.0 million were tested for impairment using a quantitative approach. Based on the quantitative tests performed, the Company concluded it was more likely than not that the estimated fair values of the indefinite-lived intangible assets were greater than their respective carrying values. The changes in the balance of intangible assets with indefinite lives from August 31, 2025 to August 31, 2026 and from the 2026 annual impairment test date to August 31, 2026 were due to the reclassification of an indefinite-lived in-process research and development intangible asset to a definite-lived developed technology intangible asset during the fourth quarter of 2026, as well as foreign currency translation adjustments.

Finite-lived intangible assets subject to amortization are detailed in the following table:

	August 31, 2026			August 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$307,648	$49,979	$257,669	$75,304	$24,663	$50,641
Developed technologies	156,615	78,049	78,566	153,844	60,882	92,962
Contract backlog	79,000	57,229	21,771	—	—	—
Trade names	12,884	3,532	9,352	3,560	1,823	1,737
Patents	10,660	7,629	3,031	9,111	7,338	1,773
Lease rights	6,660	1,259	5,401	6,804	1,200	5,604
Other	2,523	2,519	4	2,524	2,389	135
Total	$575,990	$200,196	$375,794	$251,147	$98,295	$152,852

The majority of the increases in customer relationship and trade name intangible assets, and the addition of the contract backlog intangible asset at August 31, 2026, as compared to August 31, 2025, were due to the Foley Acquisition and the CP&P Acquisition. For more information on the Foley Acquisition and the CP&P Acquisition, see Note 2, Acquisitions. The foreign currency translation adjustments for intangible assets subject to amortization were immaterial for all periods presented above.

Amortization expense for intangible assets recorded in the consolidated statements of earnings is as follows:

(in thousands)	Year Ended August 31,
Primary Location	2026	2025	2024
Cost of goods sold	$75,381	$17,210	$18,188
SG&A expenses	26,342	9,869	10,116
Total	$101,723	$27,079	$28,304

The increase in amortization expense during the year ended August 31, 2026, was primarily a result of the purchase of Foley and CP&P as outlined further in Note 2, Acquisitions.

Estimated amortization expense for the next five years is as follows:

Year Ended August 31,	(in thousands)
2027	$73,489
2028	49,857
2029	45,193
2030	43,821
2031	38,778

NOTE 7. LEASES

As part of the Foley Acquisition and the CP&P Acquisition, as outlined in Note 2, Acquisitions, the Company assumed leases. Further, upon closing, the Company entered into real property leases with the former owner of CP&P that were not included in the CP&P Acquisition. Total operating lease assets and finance lease assets related to the precast platform were $65.3 million and $0.9 million, respectively, as of August 31, 2026. As of August 31, 2026, the Company had an additional $36.9 million of operating lease assets and $83.6 million of finance lease assets unrelated to the precast platform that were added in 2026.

The following table presents the components of total leased assets and lease liabilities, including their classification in the consolidated balance sheets:

(in thousands)	Classification in Consolidated Balance Sheets	August 31, 2026	August 31, 2025
Assets:
Operating assets	Other noncurrent assets	$225,372	$172,374
Finance assets	Property, plant and equipment, net	234,010	189,923
Total leased assets		$459,382	$362,297

Liabilities:
Operating lease liabilities:
Current	Other accrued expenses and payables	$42,906	$37,250
Long-term	Other noncurrent liabilities	185,377	136,629
Total operating lease liabilities		228,283	173,879
Finance lease liabilities:
Current	Current maturities of long-term debt	56,623	42,500
Long-term	Long-term debt	139,070	116,417
Total finance lease liabilities		195,693	158,917
Total lease liabilities		$423,976	$332,796

The components of lease cost were as follows:

	Year Ended August 31,
(in thousands)	2026	2025	2024
Operating lease expense	$57,165	$48,618	$46,515
Finance lease expense:
Amortization of assets	35,481	27,966	23,825
Interest on lease liabilities	9,220	7,690	5,712
Total finance lease expense	44,701	35,656	29,537
Variable and short-term lease expense	24,309	20,901	19,481
Total lease expense	$126,175	$105,175	$95,533

The weighted average remaining lease terms and discount rates for operating and finance leases are presented in the following table:

	August 31, 2026	August 31, 2025
Weighted average remaining lease term (years):
Operating leases	6.8	5.9
Finance leases	3.8	3.9

Weighted average discount rate:
Operating leases	5.263%	5.126%
Finance leases	5.136%	5.263%

Cash flow and other information related to leases is included in the following table:

	Year Ended August 31,
(in thousands)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$55,711	$48,649	$47,508
Operating cash outflows from finance leases	9,220	7,690	5,712
Financing cash outflows from finance leases	48,971	40,567	34,508

ROU assets obtained in exchange for lease obligations:
Operating leases	$102,176	$38,263	$57,746
Finance leases	84,467	59,102	79,841

Future maturities of lease liabilities at August 31, 2026 are presented in the following table:

(in thousands)	Operating Leases	Finance Leases
2027	$53,811	$65,173
2028	47,685	58,749
2029	38,127	44,146
2030	31,896	29,643
2031	25,887	14,812
Thereafter	77,184	2,636
Total lease payments	274,590	215,159
Less imputed interest	(46,307)	(19,466)
Present value of lease liabilities	$228,283	$195,693

As of August 31, 2026, the Company has additional leases that have not yet commenced, primarily for heavy-duty vehicles, with aggregate fixed payments over their terms of approximately $4.7 million, all of which are expected to commence in 2027. These leases have noncancellable terms of 4 to 6 years.

NOTE 8. CREDIT ARRANGEMENTS

Long-term debt was as follows:

	Weighted Average Interest Rate as of August 31, 2026	Year Ended August 31,
(in thousands)		2026	2025
2030 Notes	4.125%	$300,000	$300,000
2031 Notes	3.875%	300,000	300,000
2032 Notes	4.375%	300,000	300,000
2033 Notes	5.750%	1,000,000	—
2035 Notes	6.000%	1,000,000	—
Series 2022 Bonds, due 2047	4.000%	145,060	145,060
Series 2025 Bonds, due 2032	4.625%	150,000	150,000
Short-term borrowings	4.570%	8,642	—
Other	4.811%	8,819	10,108
Finance leases	5.136%	195,693	158,917
Total debt		3,408,214	1,364,085
Less unamortized debt issuance costs		(31,407)	(14,051)
Plus unamortized bond premium		4,068	4,261
Total amounts outstanding		3,380,875	1,354,295
Less current maturities of long-term debt		(67,147)	(44,289)
Long-term debt		$3,313,728	$1,310,006

Senior Notes

In November 2025, the Company issued $1.0 billion of 5.750% senior unsecured notes due November 2033 (the "2033 Notes") and $1.0 billion of 6.000% senior unsecured notes due December 2035 (the "2035 Notes"). Interest on the 2033 Notes is payable semiannually on May 15 and November 15 and interest on the 2035 Notes is payable semiannually on June 15 and December 15. Net proceeds from the issuance of the 2033 Notes and the 2035 Notes were used to fund the Foley Acquisition and related fees and expenses, with any remaining proceeds available for general corporate purposes. Aggregate fees and issuance costs, including rating agency, legal and other fees, associated with the 2033 Notes and the 2035 Notes were $21.3 million for the year ended August 31, 2026. For more information on the Foley Acquisition, see Note 2, Acquisitions.

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

Series 2025 Bonds

In May 2025, the Company announced the issuance of $150.0 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025 Bonds") by the WVEDA. The Series 2025 Bonds were issued at par. The proceeds of the Series 2025 Bonds were loaned to the Company pursuant to a loan agreement with the WVEDA and were used to finance a portion of the construction costs for facilities located in Berkeley County, West Virginia, the site of the Company's fourth micro mill. The

Series 2025 Bonds accrue interest at a fixed rate of 4.625%, payable semiannually on April 15 and October 15 of each year, with the first such interest payment made in October 2025. The Series 2025 Bonds have a mandatory tender for purchase on May 15, 2032, and will mature in 2055. Issuance costs of $2.9 million were recorded as a reduction of long-term debt in the consolidated balance sheet as of August 31, 2025.

Credit Facilities

On October 30, 2024, the Company entered into the First Amendment to the Sixth Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), which, among other things, extended the maturity date of the Credit Agreement from October 26, 2027 to October 26, 2029. On December 17, 2025, the Company entered into the Third Amendment and Commitment Increase to the Credit Agreement, which increased the borrowing capacity under the revolving credit facility (the "Revolver") from $600.0 million to $1.0 billion and extended the maturity date to December 17, 2030. The maximum availability under the Revolver may be increased to $1.25 billion with bank approval. The Company had no amounts drawn under the Revolver at August 31, 2026 or 2025. The Company's obligations under the Credit Agreement are secured by its U.S.-domiciled inventory. The Credit Agreement's capacity includes a $50.0 million sub-limit for the issuance of stand-by letters of credit. Outstanding stand-by letters of credit reduced availability under the Revolver by $1.0 million at August 31, 2026 and 2025.

Under the Credit Agreement, the Company is required to comply with certain covenants, including covenants to maintain: (i) an interest coverage ratio (consolidated EBITDA to consolidated interest expense, as each is defined in the Credit Agreement) of not less than 2.50 to 1.00 and (ii) a debt to capitalization ratio (consolidated funded debt to total capitalization, as each is defined in the Credit Agreement) that does not exceed 0.60 to 1.00. Loans under the Credit Agreement bear interest based on the Eurocurrency rate, a base rate or the Secured Overnight Financing Rate ("SOFR"). At August 31, 2026, the Company was in compliance with all financial covenants contained in its credit arrangements. At August 31, 2026, the Company's interest coverage ratio was 8.77 to 1.00 and the Company's debt to capitalization ratio was 0.42 to 1.00.

The Company also has credit facilities in Poland, through its subsidiary, CMC Poland Sp. z.o.o. ("CMCP"), available to support working capital, short-term cash needs, letters of credit, financial assurance and other trade finance-related matters. At August 31, 2026 and 2025, CMCP's credit facilities totaled PLN 600.0 million, or $161.0 million and $164.5 million, respectively. The facilities have an expiration date in April 2028. There were no amounts outstanding under these facilities at August 31, 2026 or 2025. The available balance of these credit facilities was reduced by outstanding stand-by letters of credit, guarantees and/or other financial assurance instruments, which totaled $1.7 million and $2.7 million at August 31, 2026 and 2025, respectively.

The scheduled maturities of the Company's long-term debt, excluding obligations related to finance leases, are included in the table below. See Note 7, Leases, for scheduled maturities of finance leases.

Year Ended August 31,	(in thousands)
2027	$10,524
2028	1,895
2029	1,906
2030	301,914
2031	301,221
Thereafter	2,595,061
Total long-term debt, excluding finance leases	3,212,521
Less unamortized debt issuance costs	(31,407)
Plus unamortized bond premium	4,068
Total long-term debt outstanding, excluding finance leases	$3,185,182

The Company capitalized $23.1 million, $10.8 million and $5.4 million of interest in the cost of property, plant and equipment during 2026, 2025 and 2024, respectively. The increase in the current year relates to fixed assets at the Company's new micro mill in West Virginia.

Accounts Receivable Facility

The Company's subsidiary in Poland, CMCP, transfers trade accounts receivable to financial institutions without recourse (the "Poland Facility"). The Poland Facility had a limit of PLN 288.0 million as of August 31, 2026 and 2025, equivalent to $77.3 million and $78.9 million, respectively. Advances taken under the Poland Facility incur interest based on the Warsaw Interbank Offered Rate plus a margin. Receivables transferred under the Poland Facility do not qualify for sale accounting. Therefore, any advances outstanding under this program are recorded as debt on the consolidated balance sheets. The Company had outstanding payments totaling PLN 32.2 million or $8.6 million under the Poland Facility as of August 31, 2026 compared to no advanced payments outstanding as of August 31, 2025.

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

The Company considers the total notional value of its futures and forward contracts to be the best measure of the volume of derivative transactions. At August 31, 2026 and 2025, the notional values of the Company's commodity contract commitments were $546.3 million and $453.4 million, respectively. At August 31, 2026 and 2025, the notional values of the Company's foreign currency contract commitments were $299.1 million and $279.3 million, respectively.

The following table provides information regarding the Company's commodity contract commitments as of August 31, 2026:

Commodity	Position	Total
Copper	Long	3,912	MT
Copper	Short	10,479	MT
Electricity	Long	2,533,000	MW(h)
Natural Gas	Long	4,662,000	MMBtu
__________________________________
MT = Metric ton
MW(h) = Megawatt hour
MMBtu = Million British thermal units

The following table summarizes the location and fair value amounts of the Company's derivative instruments as reported in the consolidated balance sheets:

(in thousands)	Primary Location	August 31, 2026	August 31, 2025
Derivative assets:
Commodity	Prepaid and other current assets	$13,960	$14,957
Commodity	Other noncurrent assets	51,372	43,944
Foreign exchange	Prepaid and other current assets	145	4,809
Derivative liabilities:
Commodity	Other accrued expenses and payables	$5,372	$282
Commodity	Other noncurrent liabilities	151	—
Foreign exchange	Other accrued expenses and payables	1,247	809
Foreign exchange	Other noncurrent liabilities	—	12

The following table summarizes the effects of derivatives not designated as hedging instruments on the consolidated statements of earnings. All other activity related to these derivatives was immaterial for the periods presented.

		Year Ended August 31,
Gain (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)	Primary Location	2026	2025	2024
Commodity	Cost of goods sold	$(29,638)	$1,928	$(10,195)
Foreign exchange	SG&A expenses	(2,745)	11,865	6,974

The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the consolidated statements of comprehensive income and consolidated statements of earnings. The amounts presented exclude the effects of foreign currency translation adjustments. All other activity related to these derivatives was immaterial for the periods presented.

Effective Portion of Derivatives Designated as Cash Flow Hedging Instruments Gain (Loss) Recognized in OCI, Net of Income Taxes (in thousands)	Year Ended August 31,
	2026	2025	2024
Commodity	$19,422	$16,926	$(129,709)

Gain on Derivatives Designated as Cash Flow Hedging Instruments Reclassified from AOCL into Net Earnings (in thousands)		Year Ended August 31,
	Primary Location	2026	2025	2024
Commodity	Cost of goods sold	$12,973	$6,661	$2,031

The Company's natural gas and electricity derivatives accounted for as cash flow hedging instruments have maturities extending to August 2029 and December 2034, respectively. As of August 31, 2026, the AOCL balance included an estimated net gain of $12.4 million from cash flow hedging instruments that is expected to be reclassified into net earnings within the twelve months following August 31, 2026. Cash flows associated with these instruments are recorded as cash flows from operating activities in the consolidated statements of cash flows. See Note 10, Fair Value, for the fair value of derivative instruments recorded in the consolidated balance sheets.

NOTE 10. FAIR VALUE

The Company has a fair value hierarchy that prioritizes inputs for valuation techniques into three levels, based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined within Note 1, Nature of Operations and Summary of Significant Accounting Policies. Further discussion regarding the Company's use of derivative instruments is included in Note 9, Derivatives.

The Company presents the fair value of its derivative contracts on a net-by-counterparty basis when a legal right to offset exists under an enforceable netting agreement. The following table summarizes information regarding the Company's financial assets and financial liabilities that were measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Level 1	Level 2	Level 3
As of August 31, 2026:
Assets:
Investment deposit accounts(1)	$615,675	$615,675	$—	$—
Commodity derivative assets	65,332	340	—	64,992
Foreign exchange derivative assets	145	—	145	—
Liabilities:
Commodity derivative liabilities	5,523	5,523	—	—
Foreign exchange derivative liabilities	1,247	—	1,247	—

As of August 31, 2025:
Assets:
Investment deposit accounts(1)	$902,106	$902,106	$—	$—
Commodity derivative assets	58,901	5,458	—	53,443
Foreign exchange derivative assets	4,809	—	4,809	—
Liabilities:
Commodity derivative liabilities	282	282	—	—
Foreign exchange derivative liabilities	821	—	821	—
__________________________________
(1) Investment deposit accounts are short-term in nature, and the value is based on principal plus interest.

The fair value of the Level 3 commodity derivatives is estimated using internally developed discounted cash flow models that rely on significant unobservable inputs. The Company forecasts future energy rates using a range of historical prices (the "floating rate"), which is the only significant unobservable input used in the Company's discounted cash flow models. Significant variations in the floating rate could materially impact the fair value measurement. The following table summarizes the range of floating rates used to measure the fair value of the Level 3 commodity derivatives at August 31, 2026 and 2025, which are applied uniformly across each of the Company's Level 3 commodity derivatives:

	Floating Rate (PLN)
Year Ended August 31,	Low	High	Average
2026	348	628	484
2025	346	563	436

Below is a reconciliation of the beginning and ending balances of the Level 3 commodity derivatives recognized in the consolidated statements of comprehensive income. Amounts presented are before income taxes. The fluctuation in energy rates over time may cause volatility in the fair value estimate and was the primary reason for unrealized gains and losses in OCI in 2026, 2025 and 2024.

(in thousands)	Level 3 Commodity Derivatives
Balance, September 1, 2023	$194,425
Unrealized holding loss before reclassification(1)	(148,533)
Reclassification for gain included in net earnings(2)	(7,863)
Balance at August 31, 2024	38,029
Unrealized holding gain before reclassification(1)	24,721
Reclassification for gain included in net earnings(2)	(9,307)
Balance at August 31, 2025	53,443
Unrealized holding gain before reclassification(1)	24,435
Reclassification for gain included in net earnings(2)	(12,886)
Balance at August 31, 2026	$64,992
__________________________________
(1) Unrealized holding gains (losses), net of foreign currency translation, less amounts reclassified, are included in net unrealized holding gain (loss) on derivatives in the consolidated statements of comprehensive income.
(2) Realized gains included in net earnings are recorded in cost of goods sold in the consolidated statements of earnings.

There were no material nonrecurring fair value remeasurements in 2026 or 2025.

The carrying values of the Company's short-term items, including documentary letters of credit and notes payable, approximate fair value.

The carrying value and fair value of the Company's long-term debt, including current maturities, excluding other borrowings and finance leases, was $3.2 billion and $3.1 billion, respectively, at August 31, 2026, and $1.2 billion and $1.1 billion, respectively, at August 31, 2025. The fair values were estimated based on Level 2 of the fair value hierarchy using indicated market values. The Company's other borrowings are subject to variable interest rates, so their carrying values approximate fair values.

NOTE 11. INCOME TAX

The components of earnings before income taxes were as follows:

	Year Ended August 31,
(in thousands)	2026	2025	2024
United States	$682,285	$61,897	$631,592
Foreign	28,726	45,648	4,079
Total	$711,011	$107,545	$635,671

The income taxes included in the consolidated statements of earnings were as follows:

	Year Ended August 31,
(in thousands)	2026	2025	2024
Current:
United States	$(131,787)	$83,897	$143,462
Foreign	5,623	8,371	163
State and local	21,295	20,669	18,035
Current taxes	(104,869)	112,937	161,660
Deferred:
United States	152,389	(76,005)	(8,075)
Foreign	3,666	1,126	(7,684)
State and local	3,976	(15,175)	4,279
Deferred taxes	160,031	(90,054)	(11,480)
Total income taxes	$55,162	$22,883	$150,180

A reconciliation of the federal statutory rate to the Company's effective income tax rate, including material items impacting the effective income tax rate, is presented below:

	Year Ended August 31, 2026
(in thousands)	Amount	Percent
U.S. federal statutory income tax rate	$149,312	21.0%
State and local income tax, net of federal income tax(1)	19,964	2.8
Federal:
Tax credits
Energy tax credits - 48C advanced energy project credit	(145,355)	(20.4)
Other tax credits	(264)	—
Nontaxable or non-deductible items:
Non-deductible compensation	3,579	0.4
Nontaxable gain	(2,371)	(0.3)
Other non-deductible items	2,968	0.4
Effect of cross-border tax laws	1,842	0.3
Changes in unrecognized tax benefits	(10,914)	(1.5)
Foreign tax effects:
Other foreign jurisdictions	2,020	0.3
Other:
IRC Section 50(c)(1) - basis adjustment	30,525	4.3
Withholding tax	931	0.1
Other miscellaneous	2,925	0.4
Total	$55,162	7.8%
__________________________________
(1) State and local taxes in California, Illinois, Florida, Texas, New Jersey, Alabama, and Louisiana made up the majority of the effect in this category (greater than 50 percent).

	Year Ended August 31,
(in thousands)	2025	2024
Income tax expense at statutory rate	$22,584	$133,491
State and local taxes(1)	4,341	17,629
Research and development credit(1)	(7,255)	(1,151)
Foreign rate differential	(1,344)	513
Interest expense related to uncertain tax positions	1,314	2,154
Non-deductible compensation	1,300	1,651
Nontaxable gain	(2,131)	(1,786)
TCJA - Toll charge and related foreign tax credits	(2,766)	—
Other	6,840	(2,321)
Income tax expense	$22,883	$150,180
Effective income tax rate	21.3%	23.6%
__________________________________
(1) 2025 and 2024 include impacts of uncertain tax positions.

The Company plans to repatriate the current and future earnings from the Europe Steel Group segment and from certain immaterial foreign jurisdictions in the Construction Solutions Group segment and has recorded an immaterial amount of tax expense related to such earnings. The Company considers the undistributed earnings of the Europe Steel Group segment prior to August 31, 2019 and all other undistributed earnings of the Construction Solutions Group segment to be indefinitely reinvested and has not recorded deferred tax liabilities on such earnings.

Cash paid for income taxes, net of refunds received, by jurisdiction for the year ended August 31, 2026 is as follows:

Year Ended August 31,
(in thousands)	2026
Federal	$8,937
State
California	5,063
Florida	2,231
Georgia	2,470
Illinois	2,320
New Jersey	2,780
Pennsylvania	2,998
Other States	11,209
Foreign
Poland	3,619
Other foreign jurisdictions	1,328
Cash paid for income taxes, net of refunds received	$42,955

The income tax effects of significant temporary differences giving rise to deferred tax assets and liabilities were as follows:

	August 31,
(in thousands)	2026	2025
Deferred tax assets:
Net operating losses and credits	$268,647	$273,140
Capitalized research and development	26,823	53,651
ROU operating lease liabilities	54,276	41,352
Deferred compensation and employee benefits	37,521	33,905
Reserves and other accrued expenses	8,811	11,924
Litigation-related reserve	91,718	88,756
Other	12,351	7,300
Total deferred tax assets	500,147	510,028
Valuation allowance for deferred tax assets	(251,640)	(253,196)
Deferred tax assets, net	248,507	256,832
Deferred tax liabilities:
Property, plant and equipment	(490,361)	(335,705)
Intangibles and goodwill	(44,901)	(44,696)
ROU operating lease assets	(53,491)	(40,922)
Derivatives	(10,913)	(11,889)
Other	(2,325)	(1,097)
Total deferred tax liabilities	(601,991)	(434,309)
Net deferred tax liabilities	$(353,484)	$(177,477)

Net operating losses giving rise to deferred tax assets consist of $313.7 million of state net operating losses and $899.3 million of foreign net operating losses that expire in varying amounts beginning in 2027 (with certain amounts having indefinite carryforward periods). These assets will be reduced as income tax expense is recognized in future periods.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The Company's valuation allowances primarily relate to net operating loss and credit carryforwards in certain state and foreign jurisdictions for which utilization is uncertain.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is presented below:

(in thousands)	2026	2025	2024
Balance at September 1,	$44,235	$45,721	$44,165
Change for tax positions of current year	—	—	—
Change for tax positions of prior years	—	8,000	1,556
Reductions due to lapse of statute of limitations	(9,814)	(9,486)	—
Balance at August 31,(1)	$34,421	$44,235	$45,721
__________________________________
(1) The full balance of unrecognized income tax benefits in each year, if recognized, would have impacted the Company’s effective income tax rate at the end of each respective year.

At August 31, 2026 and 2025, the Company had accrued interest and penalties related to uncertain tax positions of $4.4 million and $5.8 million, respectively.

During 2027, the Company anticipates the statute of limitations relating to positions of the Company in prior year income tax returns may lapse. As a result, it is reasonably possible that the amount of unrecognized tax benefits may decrease by $9.5 million.

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. A summary of fiscal years open to examination is presented below.

U.S. Federal — 2023 and forward
U.S. States — 2022 and forward
Foreign — 2021 and forward

On January 10, 2025, the Company was awarded a Qualifying Advanced Energy Project Tax Credit in connection with the construction of the West Virginia micro mill under Section 48C of the Internal Revenue Code. The amount awarded is a nonrefundable transferable investment tax credit allocation equal to 30% of qualified expenditures for certified projects that meet prevailing wage and apprenticeship requirements. The Company elected to account for its nonrefundable transferable investment tax credits under ASC 740 using the flow-through method. Under the flow-through method, the credit is recognized in the fiscal year that the qualifying assets are placed in service. The Company intends to utilize the credit beginning with its 2026 tax return and has included the estimated impact in the financial statements beginning in 2026. Based on qualifying assets placed in service during the year ended August 31, 2026, the Company recognized an estimated gross federal tax credit of approximately $145.4 million. The recognition of the credit was partially offset by approximately $30.5 million of income tax expense associated with the reduction in the tax basis of qualifying property required by Section 50(c)(1) of the Internal Revenue Code. No corresponding impact was recognized in prior periods.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law, introducing significant amendments to U.S. tax legislation with varying effective dates. Key provisions that impact CMC include the expansion of bonus depreciation, accelerated expensing of research and development costs and revisions to international tax regimes. CMC has incorporated these amendments into its fiscal 2026 tax provision, as applicable.

Income Tax Examination

The Company is subject to examination of certain income tax returns by the Internal Revenue Service ("IRS"). On March 3, 2026, the IRS notified the Company that the fiscal 2024 federal income tax return had been selected for examination. The audit commenced in May 2026. As of August 31, 2026, there were no known or estimable adjustments to the year's taxable income outside of positions previously reserved. As such, no additional reserves were recorded. The Company will continue to evaluate developments in the examination and adjust its reserves, if necessary, as additional information becomes available.

NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans provide for the issuance of incentive and nonqualified stock options, restricted stock awards and performance-based awards. The Compensation Committee of the Board (the "Compensation Committee") approves all awards granted under the Company's stock-based compensation plans. Stock-based compensation expense for 2026, 2025 and 2024 of $43.9 million, $37.1 million and $45.1 million, respectively, was primarily included in SG&A expenses on the consolidated statements of earnings. Total tax benefits recognized in the consolidated statements of earnings related to stock-based compensation expense were $3.4 million, $7.9 million and $10.6 million for the years ended August 31, 2026, 2025 and 2024, respectively. As of August 31, 2026, total unrecognized compensation cost related to unvested stock-based compensation arrangements was $24.9 million, which is expected to be recognized over a weighted average period of 1.01 years.
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

Performance Stock Units

Performance stock units issued under the Company's stock-based compensation plans may not be sold, transferred, pledged or assigned until service-based restrictions lapse and any performance objectives have been attained as established by the Compensation Committee. Performance stock units have a three-year performance period that includes the year in which the awards were granted and the succeeding two years (the "performance period"). Recipients of these awards generally must be actively employed by and providing services to the Company on the last day of the performance period in order to receive an award payout. Performance stock units that have not vested are generally forfeited upon termination of employment. Other than awards granted to certain executives, which continue to vest following qualifying retirement, a pro-rata portion of the performance stock units vests and becomes payable at the end of the performance period upon death, disability or qualifying retirement.

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

Performance targets established by the Compensation Committee for performance stock units granted prior to 2026 were weighted 75% based on the Company's cumulative EBITDA targets and positive return on invested capital during the performance period, as approved by the Board in the respective year's business plan, and 25% based on a three-year relative total stockholder return metric. Beginning in 2026, the performance targets established by the Compensation Committee for performance stock units were weighted 50% based on the Company's cumulative EBITDA targets, and 50% based on the three-year relative total stockholder return metric. EBITDA, as used in this context, reflects the definition approved by the Compensation Committee of the Board of Directors in the respective year’s business plan for compensation purposes and may differ from the Company’s adjusted EBITDA disclosed elsewhere in this Annual Report.

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

The following table summarizes the total liability awards and equity awards granted:

	Restricted Stock Awards/Units	Performance Awards
2024 grants	524,943	244,931
2025 grants	521,295	226,405
2026 grants	527,702	215,595

As of August 31, 2026, the Company had 2,256,311 shares of common stock available for future grants under its long-term equity incentive plan.

Information for restricted stock units and performance stock units accounted for as equity awards is presented below:

	Number	Weighted Average Fair Value
Outstanding as of August 31, 2023	1,777,591	$37.01
Granted(1)	1,084,719	47.73
Vested	(1,256,412)	38.03
Forfeited	(57,312)	41.95
Outstanding as of August 31, 2024	1,548,586	43.52
Granted(1)	1,060,413	48.13
Vested	(1,132,335)	39.05
Forfeited	(107,459)	48.72
Outstanding as of August 31, 2025	1,369,205	50.37
Granted(1)	774,038	63.88
Vested	(772,192)	48.41
Forfeited	(84,592)	58.30
Outstanding as of August 31, 2026	1,286,459	$59.16
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

The total fair value of shares vested during 2026, 2025 and 2024 was $37.4 million, $44.2 million and $47.8 million, respectively.

The Company granted 107,771 and 172,992 equivalent shares of restricted stock units and performance stock units accounted for as liability awards during 2026 and 2025, respectively. As of August 31, 2026, the Company had 256,100 equivalent shares of awards outstanding and expects 248,367 equivalent shares to vest.

Employee Stock Purchase Plan

Almost all U.S. resident employees may participate in the Company's employee stock purchase plan. In 2024, each eligible employee could purchase up to 500 shares annually. In 2025 and 2026, each eligible employee could purchase shares equal to up to 15% of their annual compensation, not to exceed the IRS allowable limit. The Board established a 15% purchase discount based on market prices on specified dates for 2026, 2025 and 2024. Yearly activity of the stock purchase plan is presented below:

	Year Ended August 31,
	2026	2025	2024
Shares subscribed	234,157	235,065	259,500
Price per share	$59.64	$42.97	$42.16
Shares purchased	181,129	222,154	238,850
Price per share	$41.05	$42.23	$41.31
Shares available for future issuance	1,033,871

NOTE 13. EMPLOYEES' RETIREMENT PLANS

Substantially all employees in the U.S. are covered by a defined contribution 401(k) retirement plan. The tax-qualified defined contribution plan is maintained, and contributions are made, in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company also provides certain eligible executives benefits pursuant to its Benefit Restoration Plan ("BRP") equal to amounts that would have been available under the tax qualified ERISA plan but were subject to the limitations of ERISA, tax laws and regulations. Company expenses for these plans, a portion of which are discretionary, totaled $55.0 million, $46.6 million and $46.9 million for 2026, 2025 and 2024, respectively, of which $31.9 million, $28.3 million and $27.7 million were recorded in cost of goods sold and the remainder was recorded in SG&A expenses in the consolidated statements of earnings.

The deferred compensation liability under the BRP was $44.2 million and $43.4 million at August 31, 2026 and 2025, respectively, of which $39.1 million and $38.0 million, respectively, was included in other noncurrent liabilities, and the remainder was included in other accrued expenses and payables on the consolidated balance sheets. Though under no obligation to fund the BRP, the Company has segregated assets in a trust with a value of $64.7 million and $67.5 million at August 31, 2026 and 2025, respectively, and such assets were included in other noncurrent assets on the consolidated balance sheets. The net holding gain on these segregated assets was $11.3 million, $10.1 million and $8.5 million in 2026, 2025 and 2024, respectively, and was included in net sales in the consolidated statements of earnings.

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

The following tables present a reconciliation of the beginning and ending balances of the pension benefit obligation and the fair value of plan assets resulting from the U.K. Pension Plan and the related amounts recognized in the consolidated balance sheets as of August 31, 2026 and 2025:

	U.K. Pension Plan
(in thousands)	2026	2025
Benefit obligation at beginning of year	$47,192	$53,192
Interest cost	2,669	2,539
Actuarial gain	(1,112)	(6,613)
Benefits paid	(3,421)	(3,195)
Foreign currency translation	138	1,269
Benefit obligation at end of year	$45,466	$47,192

Fair value of plan assets at beginning of year	$46,730	$51,415
Actual (loss) return on plan assets	1,257	(3,096)
Employer contributions	326	342
Benefits paid	(3,421)	(3,195)
Foreign currency translation	126	1,264
Fair value of plan assets at end of year	$45,018	$46,730
Funded status at end of year liability recognized in the consolidated balance sheets as of August 31,	$(448)	$(462)

Amounts recognized in AOCL as of August 31,
Net actuarial loss	$12,766	$13,711
Weighted average assumptions used to determine benefit obligations are detailed below:

	U.K. Pension Plan
	2026	2025
Effective discount rate for benefit obligations	6.4%	5.9%

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels.

Net periodic benefit cost is recorded in SG&A expenses within the consolidated statements of earnings. Components of net periodic benefit cost and other supplemental information are detailed below:

	U.K. Pension Plan
	Year Ended August 31,
(in thousands)	2026	2025	2024
Interest cost	$2,669	$2,539	$2,615
Expected return on plan assets	(1,950)	(1,895)	(2,065)
Amortization of unrecognized net actuarial loss	535	648	622
Total net periodic benefit cost	$1,254	$1,292	$1,172

Other changes in plan assets and benefit obligations recognized in OCI
Net actuarial gain arising during measurement period	$(945)	$(2,270)	$(496)

Weighted average assumptions used to determine net periodic benefit gains are detailed below:

	U.K. Pension Plan
	2026	2025	2024
Effective rate for interest on benefit obligations	5.9%	5.0%	5.3%
Expected long-term rate of return	5.4%	4.7%	5.0%

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

The Company plans to make immaterial contributions to the U.K. Pension Plan in 2027. Future contributions will depend on market conditions, interest rates and other factors.

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

The U.K. Pension Plan's weighted average target allocation ranges and actual allocations as a percentage of plan assets, including the notional exposure of future contracts by asset categories, are detailed below:

	Pension Assets
	Target Percent			2026	2025
Fixed income securities	95.0%	to	100%	98.1%	98.9%
Cash and other	—	to	5.0	1.9	1.1
Total				100%	100%

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

Fair Value Measurements

The following table presents the fair value of the plan assets by asset class for the U.K. Pension Plan as of August 31, 2026 and 2025. Level 1 assets consist of cash and cash equivalents. Level 2 assets include funds invested in bonds and fixed income securities. The Company had no level 3 assets as part of its U.K. Pension Plan as of August 31, 2026 or 2025.

		Fair Value at Measurement Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of August 31, 2026:
Fixed income securities	$44,168	$—	$44,168	$—
Cash	850	850	—	—
Fair value of U.K. Pension Plan assets	$45,018

As of August 31, 2025:
Fixed income securities	$46,201	$—	$46,201	$—
Cash and other	529	529	—	—
Fair value of U.K. Pension Plan assets	$46,730

Future Pension Benefit Payments

The following table provides the estimated aggregate pension benefit payments that are payable from the U.K. Pension Plan to participants in future years:

(in thousands)	U.K. Pension Plan
2027	$3,542
2028	3,632
2029	3,726
2030	3,821
2031	3,918
2032 through 2036	21,147

NOTE 14. CAPITAL STOCK

Treasury Stock

The Company has a share repurchase program with authorized capacity of $702.1 million at August 31, 2026. The share repurchase program does not require the Company to purchase any dollar amount or number of shares of CMC common stock and may be modified, suspended, extended or terminated by the Company at any time without prior notice. During 2026, 2025 and 2024, the Company repurchased 1,579,042, 3,913,560 and 3,499,225 shares of CMC common stock, respectively, at average purchase prices of $65.11, $50.80 and $52.28 per share, respectively.

Preferred Stock

The Company has 2,000,000 shares of preferred stock, par value of $1.00 per share, authorized. The Company may issue preferred stock in series, and the shares of each series may have such rights and preferences as determined by the Board when authorizing the issuance of that particular series. There are no shares of preferred stock outstanding.

NOTE 15. EARNINGS PER SHARE

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

The calculations of basic and diluted EPS were as follows:

	Year Ended August 31,
(in thousands, except share and per share data)	2026	2025	2024
Net earnings	$655,849	$84,662	$485,491

Average basic shares outstanding	110,857,469	112,994,381	115,844,977
Effect of dilutive securities	1,007,398	1,092,369	1,307,575
Average diluted shares outstanding	111,864,867	114,086,750	117,152,552

Earnings per share:
Basic	$5.92	$0.75	$4.19
Diluted	5.86	0.74	4.14

Anti-dilutive shares not included in the table above were immaterial for all periods presented.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and governmental investigations, including environmental matters.

Legal Proceedings

On October 30, 2020, plaintiff Pacific Steel Group ("PSG") filed a suit in the U.S. District Court for the Northern District of California (the "Northern District Court") alleging that CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC violated the federal and California state antitrust laws and California common law by entering into an exclusivity agreement for certain steel mill equipment manufactured by one of the Company’s equipment suppliers. On November 5, 2024, a jury returned a verdict in favor of PSG in the amount of $110.0 million, which the Northern District Court, in entering its judgment on the verdict, subsequently trebled as a matter of law. PSG is also entitled to petition for and recover its attorneys' fees, costs and post-judgment interest. On December 20, 2024, CMC, CMC Steel Fabricators, Inc. and CMC Steel US, LLC filed a motion with the Northern District Court challenging the jury’s verdict and requesting a new trial. On September 29, 2025, the Northern District Court denied this post-trial motion, upholding the jury’s verdict. The Company is confident it conducted its business appropriately and intends to vigorously pursue all reasonably available avenues to have the verdict and judgment overturned, including by filing an appeal with the U.S. Court of Appeals for the Ninth Circuit within the statutory period. In the meantime, as a trial judgment in favor of PSG was rendered, it was determined that there was a probable and reasonably estimable loss, which was recorded as an expense within the consolidated financial statements. In the year ended August 31, 2025, the Company reported $362.3 million of litigation expense in the consolidated statement of earnings, which represents the Company's estimate based on its understanding of the PSG judgment, PSG's attorneys' fees and other related costs, including post-judgment interest for the period. In the year ended August 31, 2026, the Company reported $15.4 million of litigation expense in the consolidated statement of earnings, which amount primarily represents the Company's estimate of post-judgment interest on the PSG judgment for the period. These amounts were classified as current liabilities in the consolidated balance sheets as of August 31, 2026 because the timing of the potential payment is uncertain. All other legal expenses for the year ended August 31, 2026 and 2025 are reported within SG&A expenses. If the verdict and judgment are overturned through the appeals process, the expenses and related liability will be reversed in the same period the verdict and judgment are overturned. The Company's litigation defense costs are expensed as incurred. Although the Company is vigorously pursuing a reversal of the jury’s verdict and the judgment, the ultimate resolution is uncertain. Unless the verdict and judgment are overturned or the judgment is significantly reduced, the cash payments incurred in connection with this litigation could have a significant impact on our liquidity and financial condition.

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

Other Matters

At August 31, 2026 and 2025, the amounts accrued for cleanup and remediation costs at certain sites in response to notices, actions and agreements under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and analogous state and local statutes were immaterial. Total accrued environmental liabilities, including CERCLA sites, were $3.7 million and $3.4 million at August 31, 2026 and 2025, respectively, of which $2.2 million and $1.9 million were classified as other noncurrent liabilities at August 31, 2026 and 2025, respectively. These amounts have not been discounted to present value. Due to evolving remediation technology, changing regulations, possible third-party contributions, the inherent uncertainties of the estimation process and other factors, amounts accrued could vary significantly from amounts paid.

NOTE 17. OTHER ACCRUED EXPENSES AND PAYABLES

Significant other accrued expenses and payables are presented below:

	Year Ended August 31,
(in thousands)	2026	2025
Salaries and incentive compensation	$232,759	$150,893
Workers' compensation and general liability insurance	80,142	78,530
Taxes other than income taxes	56,418	48,705
Interest	42,732	12,556
Utilities	24,165	21,394

NOTE 18. SEGMENT INFORMATION

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

Adjusted EBITDA is equal to earnings before interest expense, income taxes, depreciation and amortization expense, impairment expense and unrealized gains and losses on undesignated commodity hedges.

The Company structures its business into three reportable segments: North America Steel Group, Construction Solutions Group and Europe Steel Group. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, for more information about the reportable segments, including the types of products and services from which each reportable segment derives its net sales. Corporate and Other contains earnings or losses on assets and liabilities related to the Company's BRP assets and short-term investments, expenses of the Company's corporate headquarters and functions, litigation-related expenses, transaction expenses, interest expense related to long-term debt and intercompany eliminations. Certain corporate administrative expenses are allocated to the segments based upon the nature of the expense.

The following tables present net sales and the significant expense categories that are included in adjusted EBITDA and regularly provided to the Company's CODM:

	Year Ended August 31, 2026
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers	$6,998,164	$1,338,651	$1,020,121	$9,356,936
Intersegment net sales	84,973	37,966	3,652	126,591
	$7,083,137	$1,376,617	$1,023,773	$9,483,527
Reconciliation of net sales
Corporate and Other, excluding eliminations				36,968
Eliminations				(126,591)
Total consolidated net sales				$9,393,904
Less:
Cost of goods sold	5,817,405	985,468	968,993
Selling, general and administrative expenses	349,677	238,448	31,663
Add:
Depreciation and amortization(1)	210,614	139,419	36,631
Asset impairments(1)	—	17	4
Unrealized loss on undesignated commodity hedges(1)	7,871	—	—
Adjusted EBITDA reportable segments	$1,134,540	$292,137	$59,752	$1,486,429
Reconciliation of profit or loss
Interest expense				143,337
Depreciation and amortization				395,921
Asset impairments				21
Unrealized loss on undesignated commodity hedges				7,871
Corporate and Other expenses				228,268
Earnings before income taxes				$711,011

Capital expenditures	$458,052	$70,706	$43,574
Assets	4,885,782	3,488,309	770,722
__________________________________
(1) Depreciation and amortization, asset impairments and unrealized loss on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

	Year Ended August 31, 2025
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers	$6,083,849	$747,486	$918,320	$7,749,655
Intersegment net sales	66,953	58,596	2,839	128,388
	$6,150,802	$806,082	$921,159	$7,878,043
Reconciliation of net sales
Corporate and Other, excluding eliminations				48,825
Eliminations				(128,388)
Total consolidated net sales				$7,798,480
Less:
Cost of goods sold	5,286,310	547,607	859,269
Selling, general and administrative expenses	316,900	168,718	27,358
Add:
Depreciation and amortization(1)	197,314	43,744	34,746
Asset impairments(1)	383	4,220	4
Unrealized gain on undesignated commodity hedges(1)	(2,804)	—	—
Adjusted EBITDA reportable segments	$742,485	$137,721	$69,282	$949,488
Reconciliation of profit or loss
Interest expense				45,498
Depreciation and amortization				285,877
Asset impairments				4,607
Unrealized gain loss on undesignated commodity hedges				(2,804)
Corporate and Other expenses				508,765
Earnings before income taxes				$107,545

Capital expenditures	$323,517	$38,315	$33,613
Assets	4,306,295	883,232	750,370
__________________________________
(1) Depreciation and amortization, asset impairments and unrealized gain on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

	Year Ended August 31, 2024
(in thousands)	North America Steel Group	Construction Solutions Group	Europe Steel Group	Total
Net sales to external customers	$6,309,730	$717,397	$848,566	$7,875,693
Intersegment net sales	73,376	33,357	3,044	109,777
	$6,383,106	$750,754	$851,610	$7,985,470
Reconciliation of net sales
Corporate and Other, excluding eliminations				50,279
Eliminations				(109,777)
Total consolidated net sales				$7,925,972
Less:
Cost of goods sold	$5,319,787	$512,883	$839,872
Selling, general and administrative expenses	316,224	152,286	23,448
Add:
Depreciation and amortization(1)	192,697	43,945	34,077
Asset impairments(1)	6,558	—	150
Unrealized gain on undesignated commodity hedges(1)	(1,962)	—	—
Adjusted EBITDA reportable segments	$944,388	$129,530	$22,517	$1,096,435
Reconciliation of profit or loss
Interest expense				47,893
Depreciation and amortization				280,367
Asset impairments				6,708
Unrealized gain on undesignated commodity hedges				(1,962)
Corporate and Other expenses				127,758
Earnings before income taxes				$635,671

Capital expenditures	$250,599	$20,479	$44,726
Assets	4,219,603	861,025	677,697
__________________________________
(1) Depreciation and amortization, asset impairments and unrealized gain on undesignated commodity hedges are included in either cost of goods sold or SG&A expenses when those expenses are provided to the CODM.

The following tables present a reconciliation of certain financial information to consolidated totals for the reportable segments:

	Year Ended August 31, 2026
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$386,664	$9,257	$395,921
Capital expenditures	572,332	7,512	579,844
Assets	9,144,813	1,113,084	10,257,897

	Year Ended August 31, 2025
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$275,804	$10,073	$285,877
Capital expenditures	395,445	7,376	402,821
Assets	5,939,897	1,231,937	7,171,834

	Year Ended August 31, 2024
(in thousands)	Reportable Segments Total	Corporate and Other	Consolidated Total
Depreciation and amortization	$270,719	$9,648	$280,367
Capital expenditures	315,804	8,467	324,271
Assets	5,758,325	1,059,514	6,817,839

The following tables display net sales to external customers by reportable segment and Corporate and Other, disaggregated by major product:

	Year Ended August 31, 2026
(in thousands)	North America Steel Group	Construction Solutions	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$1,658,409	$—	$27,589	$—	$1,685,998
Steel products	2,917,875	—	815,342	—	3,733,217
Downstream products	2,188,632	161,450	129,915	—	2,479,997
Precast products	—	501,639	—	—	501,639
Construction products	—	337,425	—	—	337,425
Ground stabilization solutions	—	305,820	—	—	305,820
Other	233,248	32,317	47,275	36,968	349,808
Net sales to external customers	6,998,164	1,338,651	1,020,121	36,968	9,393,904
Intersegment net sales, eliminated in consolidation	84,973	37,966	3,652	(126,591)	—
Net sales	$7,083,137	$1,376,617	$1,023,773	$(89,623)	$9,393,904

	Year Ended August 31, 2025
(in thousands)	North America Steel Group	Construction Solutions	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$1,305,753	$—	$22,859	$—	$1,328,612
Steel products	2,564,107	—	727,372	—	3,291,479
Downstream products	1,993,761	163,409	129,841	—	2,287,011
Construction products	—	304,130	—	—	304,130
Ground stabilization solutions	—	261,738	—	—	261,738
Other	220,228	18,209	38,248	48,825	325,510
Net sales to external customers	6,083,849	747,486	918,320	48,825	7,798,480
Intersegment net sales, eliminated in consolidation	66,953	58,596	2,839	(128,388)	—
Net sales	$6,150,802	$806,082	$921,159	$(79,563)	$7,798,480

	Year Ended August 31, 2024
(in thousands)	North America Steel Group	Construction Solutions	Europe Steel Group	Corporate and Other	Total
Major product:
Raw materials	$1,311,995	$—	$17,943	$—	$1,329,938
Steel products	2,564,472	—	672,886	—	3,237,358
Downstream products	2,217,621	157,644	121,431	—	2,496,696
Construction products	—	290,304	—	—	290,304
Ground stabilization solutions	—	250,941	—	—	250,941
Other	215,642	18,508	36,306	50,279	320,735
Net sales to external customers	6,309,730	717,397	848,566	50,279	7,925,972
Intersegment net sales, eliminated in consolidation	73,376	33,357	3,044	(109,777)	—
Net sales	$6,383,106	$750,754	$851,610	$(59,498)	$7,925,972

The Company allocates net sales to external customers based on the location of the customer. The following table presents net sales by geographic area of the Company's customers:

	Year Ended August 31,
(in thousands)	2026	2025	2024
Geographic area:
United States	$7,613,968	$6,216,096	$6,465,388
Poland	678,924	617,623	583,320
Other	1,101,012	964,761	877,264
Net sales	$9,393,904	$7,798,480	$7,925,972

The following table presents long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	August 31,
(in thousands)	2026	2025	2024
Geographic area:
United States	$3,428,151	$2,650,327	$2,499,949
Poland	254,730	256,248	236,326
Other	36,471	37,780	43,026
Total long-lived assets, net	$3,719,352	$2,944,355	$2,779,301

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2026.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2026 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2026.

In December 2025, we completed the Foley Acquisition and the CP&P Acquisition. Net sales attributable to Foley and CP&P each represented approximately 3% of the Company's net sales during 2026, and Foley assets and CP&P assets represented approximately 3% and 2%, respectively, of total assets as of August 31, 2026. We are currently integrating Foley and CP&P into our operations and internal control processes.

Pursuant to the Securities and Exchange Commission's guidance that an assessment of an acquired business may be omitted from the scope of an assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition, we excluded Foley and CP&P from the scope of our assessment of our internal control over financial reporting as of August 31, 2026.

CMC's internal control over financial reporting as of August 31, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report included in Part II, Item 8 of this Annual Report.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended August 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended August 31, 2026, none of the Company’s directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive proxy statement for our 2027 annual meeting of stockholders (such proxy statement, the "2027 Proxy Statement") with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2027 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 with regard to directors is incorporated herein by reference to the 2027 Proxy Statement. Information regarding the Company's executive officers is set forth under the caption "Information About Our Executive Officers" in Part I, Item 1, Business of this Annual Report and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to the 2027 Proxy Statement, except for the information required by Item 402(v) of Regulation S-K, which is specifically not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to the 2027 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to the 2027 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 about our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is incorporated herein by reference to the 2027 Proxy Statement.

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
2.1#
Equity Purchase Agreement, dated September 17, 2025, by and among Commercial Metals Company, Concrete Pipe & Precast, LLC, Eagle Corporation and ECPP, LLC (filed as Exhibit 2.1 to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2025, and incorporated herein by reference).

2.2#
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

4(i)(h)
Seventh Supplemental Indenture, dated November 26, 2025, by and between Commercial Metals Company and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to Commercial Metals Company’s Current Report on Form 8-K dated November 26, 2025 and incorporated herein by reference).

4(i)(i)	Form of 5.750% Senior Notes due 2033 (filed as Exhibit 4.3 to Commercial Metals Company’s Current Report on Form 8-K dated November 26, 2025 and incorporated herein by reference).

4(i)(j)
Eighth Supplemental Indenture, dated November 26, 2025, by and between Commercial Metals Company and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.2 to Commercial Metals Company’s Current Report on Form 8-K dated November 26, 2025 and incorporated herein by reference).

4(i)(k)	Form of 6.000% Senior Notes due 2035 (filed as Exhibit 4.4 to Commercial Metals Company’s Current Report on Form 8-K dated November 26, 2025 and incorporated herein by reference).

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

10(i)(e)†
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

10(i)(f)†
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

10(i)(g)
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

10(ii)(e)*
Amended and Restated Commercial Metals Company 2013 Cash Incentive Plan effective September 1, 2025 (filed as Exhibit 10(ii)(e) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2025, and incorporated herein by reference).

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

10(ii)(j)*
Terms and Conditions of Employment, dated February 15, 2023, by and between Peter R. Matt and Commercial Metals Company (filed as Exhibit 10.1 to Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 and incorporated herein by reference).

10(ii)(k)*
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

10(ii)(m)*
Terms and Conditions of Employment effective as of December 15, 2025, between Commercial Metals Company and Keith Haas (filed as Exhibit 10.2 to Commercial Metals Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026 and incorporated herein by reference).

10(ii)(n)*	Amended and Restated Terms and Conditions of Employment dated as of October 13, 2023 between Commercial Metals Company and Michael Doucet (filed herewith).

10(ii)(o)*
Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10(ii)(n) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2025, and incorporated herein by reference).

10(ii)(p)*
Form of Performance Award Agreement (filed as Exhibit 10(ii)(o) to Commercial Metals Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2025, and incorporated herein by reference).

10(ii)(q)*
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

10(ii)(s)
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

# Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2), and the Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Charged to Costs and Expenses	Charged to Other Accounts (2)	Balance at End of Period
Year Ended August 31, 2026
Allowance for doubtful accounts	$3,186	$2,303	$(57)	$—	$(1,565)	$3,867
Deferred tax valuation allowance	$253,196	$1,163	$—	$(2,719)	$—	$251,640
Year Ended August 31, 2025
Allowance for doubtful accounts	$3,494	$1,363	$288	$—	$(1,959)	$3,186
Deferred tax valuation allowance	$256,826	$5,826	$—	$(9,456)	$—	$253,196
Year Ended August 31, 2024
Allowance for doubtful accounts	$4,135	$605	$405	$—	$(1,651)	$3,494
Deferred tax valuation allowance	$280,463	$1,537	$—	$(25,174)	$—	$256,826
__________________________________
(1) Recoveries and translation adjustments.
(2) Uncollectible accounts charged to the allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL METALS COMPANY
By	/s/ Peter R. Matt
Peter R. Matt
President and Chief Executive Officer
	Date:	October 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Peter R. Matt	/s/ Robert S. Wetherbee

Peter R. Matt, October 16, 2026	Robert S. Wetherbee, October 16, 2026
President, Chief Executive Officer and Director	Chairman of the Board
(Principal Executive Officer)

/s/ Michael R. Dumais	/s/ Charles L. Szews

Michael R. Dumais, October 16, 2026	Charles L. Szews, October 16, 2026
Director	Director

/s/ John R. McPherson	/s/ Lisa M. Barton

John R. McPherson, October 16, 2026	Lisa M. Barton, October 16, 2026
Director	Director

/s/ Gary E. McCullough	/s/ Dennis V. Arriola

Gary E. McCullough, October 16, 2026	Dennis V. Arriola, October 16, 2026
Director	Director

/s/ Tandra C. Perkins	/s/ Paul J. Lawrence

Tandra C. Perkins, October 16, 2026	Paul J. Lawrence, October 16, 2026
Director	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Dawne S. Hickton	/s/ Lindsay L. Sloan

Dawne S. Hickton, October 16, 2026	Lindsay L. Sloan, October 16, 2026
Director	Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)